Form 10-Q
period 2015-06-30
RITTER PHARMACEUTICALS INC
filed 2015-08-12
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number: 001-37428

RITTER PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	20-1295171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1801 Century Park East #1820
Los Angeles, CA 90067	90067
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (310) 203-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2015, there were 7,792,433 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$19,658,994	$2,747,248
Prepaid expenses	42,079	57,115
Total current assets	19,701,073	2,804,363
Other assets	10,331	10,331
Deferred offering costs	-	143,454
Property and equipment, net	4,566	5,172
Total Assets	$19,715,970	$2,963,320

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,389,443	$1,083,597
Accrued expenses	972,992	168,635
Other liablities	1,022	2,518
Total current liabilities	2,363,457	1,254,750

Preferred stock subject to redemption, $0.001 par value, no shares authorized, issued and outstanding as of June 30, 2015; 16,378,646 shares authorized, 13,399,668 shares issued and outstanding as of December 31, 2014	-	16,203,612

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015; 8,887,500 shares authorized, issued and outstanding as of December 31, 2014	-	8,888
Common stock, $0.001 par value; 25,000,000 shares authorized, 7,788,028 shares issued and outstanding as of June 30, 2015; 50,000,000 shares authorized, 465,378 shares issued and outstanding as of December 31, 2014	7,788	465
Additional paid-in capital	39,124,630	3,399,924
Accumulated deficit	(21,779,905)	(17,904,319)
Total stockholders’ equity (deficit)	17,352,513	(14,495,042)
Total Liabilities and Stockholders’ Equity (Deficit)	$19,715,970	$2,963,320

See accompanying notes to unaudited condensed financial statements

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Operating costs and expenses:
Research and development	$47,977	$6,315	$79,555	$11,416
Patent costs	50,148	27,382	112,423	64,164
General and administrative	2,001,706	352,431	3,304,152	597,087
Total operating costs and expenses	2,099,831	386,128	3,496,130	672,667
Operating loss	(2,099,831)	(386,128)	(3,496,130)	(672,667)

Other income (expense):
Interest income (expense), net	2,101	(4,944)	4,305	(4,739)
Other income	-	-	7,091	-
Total other income (expense)	2,101	(4,944)	11,396	(4,739)
Net loss	$(2,097,730)	$(391,072)	$(3,484,734)	$(677,406)
Cumulative preferred stock dividends	178,286	147,337	327,569	294,785
Accretion of discount on Series C preferred stock	31,465	-	63,283	-
Net loss applicable to common stockholders	$(2,307,481)	$(538,409)	$(3,875,586)	$(972,191)

Net loss per common share – basic and diluted	$(4.18)	$(1.18)	$(7.62)	$(2.14)

Weighted average common shares outstanding – basic and diluted	551,912	456,408	508,645	453,901

See accompanying notes to unaudited condensed financial statements

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(3,484,734)	$(677,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	606	2,534
Stock based compensation	1,680,247	91,916
Accretion of debt discount	-	1,822
Changes in operating assets and liabilities:
Prepaid expenses	15,036	(41,061)
Other assets	-	5,033
Accounts payable	305,846	32,454
Accrued expenses	590,796	1,012
Other liabilities	(1,676)	(773)
Net cash used in operating activities	(893,879)	(584,469)

Cash flows from investing activities
Purchase of property and equipment	-	(1,166)
Net cash used in investing activities	-	(1,166)

Cash flows from financing activities
Commissions and issuance costs of initial public offering	(2,194,375)	-
Proceeds from issuance of shares upon closing of initial public offering	20,000,000	-
Proceeds of borrowing under notes payable	-	375,000
Net cash provided by financing activities	17,805,625	375,000

Net increase (decrease) in cash	16,911,746	(210,635)

Cash at beginning of period	2,747,248	448,226
Cash at end of period	$19,658,994	$237,591

Non-cash financing activities:
Accrual of commissions and issuance costs of the initial public offering	$213,561	$-
Deferred offering costs reclassified to additional paid-in capital	$665,603	$-
Conversion of all oustanding preferred stock into common stock	$8,888	$-
Conversion of all oustanding preferred stock subject to redemption into common stock	$16,594,464	$-
Common stock subject to repurchase	$180	$-
Cumulative preferred stock dividends	$327,569	$294,785
Accretion of discount on Series C preferred stock	$63,283	$-

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND PRINCIPAL ACTIVITIES

Ritter Pharmaceuticals, Inc. (“Ritter” or the “Company”) is a Delaware corporation headquartered in Los Angeles, California. The Company was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC, and converted into a Delaware corporation on September 16, 2008.

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. The Company is advancing human gut health research by exploring metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics into applications intended to have a meaningful impact on a patient’s health. The Company’s lead compound, RP-G28 is currently under development for the treatment of lactose intolerance. RP-G28 has the potential to become the first FDA-approved drug for the treatment of lactose intolerance, a debilitating disease that affects over 1 billion people worldwide.

On June 24, 2015, the Company’s registration statement on Form S-1 (File No. 333-202924) relating to its initial public offering of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). The shares began trading on the NASDAQ Capital Market on June 24, 2015.  The initial public offering closed on June 29, 2015, and 4,000,000 shares of common stock were sold at an initial public offering price of $5.00 per share, for aggregate gross proceeds to the Company of $20 million.

The Company paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering. In addition, the Company incurred expenses of approximately $1 million in connection with the offering. Thus, the net offering proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.4 million.

NOTE 2 — BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All common share amounts and per share amounts have been adjusted to reflect a 1-for-7.15 reverse stock split of the Company’s common stock effected on June 17, 2015.

The accompanying interim period unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.  The condensed balance sheet as of June 30, 2015, the condensed statements of operations for the three and six months ended June 30, 2015 and 2014, and the condensed statements of cash flows for the six months ended June 30, 2015 and 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2014 has been derived from audited financial statements included in Form S-1 filed on June 19, 2015 with the SEC and declared effective on June 24, 2015. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form S-1, filed with the SEC on June 19, 2015.

The Company currently operates in one business segment focusing on the development and commercialization of RP-G28. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of business or separate business entities.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity

At June 30, 2015, after consummation of the Company’s initial public offering, the Company had working capital of approximately $17.3 million, an accumulated deficit of approximately $21.8 million, and cash of approximately $19.7 million.  The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional financing.

The Company believes that its existing cash will be sufficient to enable the Company to continue as a going concern for at least the next twelve months. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2014 included in the Company’s Form S-1 filed on June 19, 2015 with the SEC. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those detailed below.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental banking, legal and accounting fees relating to a planned public offering of the Company’s common stock, are capitalized within long term assets. The deferred offering costs were reclassified to additional paid-in capital upon the consummation of the offering on June 29, 2015.

Net Loss Per Share

The Company determines basic loss per share and diluted loss per share in accordance with the provisions of ASC 260, “Earnings per Share.” Basic net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Stock Plan (described in Note 8) and warrants on the Company’s common stock (describe in Note 7) were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-7.15 reverse stock split of the Company’s common stock effected on June 17, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and requires related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Management is currently evaluating the new guidance and has not determined the impact this standard may have on the Company’s financial statements.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

		June 30,	December 31,
	Estimated Life	2015	2014
Computers and equipment	5 years	$5,487	$5,487
Furniture and fixtures	7 years	4,270	4,270
Total property and equipment		9,757	9,757
Accumulated depreciation		(5,191)	(4,585)
Total property and equipment, net of accumulated depreciation		$4,566	$5,172

Depreciation expense of approximately $300 and $1,300 was recognized for the three months ended June 30, 2015 and 2014, respectively, and approximately $600 and $2,500 for the six months ended June 30, 2015 and 2014, respectively and is classified in general and administrative expense in the accompanying Unaudited Condensed Statements of Operations.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Step

On December 2, 2014, the Company entered into a letter agreement (the “Step Letter Agreement”), with Michael Step, the Company’s current Chief Executive Officer, setting forth the terms of his employment. The Step Letter Agreement provides that Michael Step is entitled to an annual base salary of $360,000 and a total of three grants of options to purchase the Company’s common stock.

The first two options entitle Michael Step to purchase 646,537 and 73,777 of the Company’s shares, respectively, for an exercise price of $5.86 per share. Each of these options is immediately exercisable in full as of the date of the grant, with 44/48ths of the total number of shares covered by each option subject to a right of repurchase by the Company upon termination of Michael Step’s employment with the Company for any reason. This right of repurchase will lapse over a period of 44 months, with 1/44th of the total number of shares subject to the right of repurchase lapsing on January 1, 2015 and on the first day of each month thereafter. In addition, the right of repurchase will lapse in its entirety upon a termination of the employment under certain circumstances.

The third option became exercisable upon the closing of the Company’s initial public offering on June 29, 2015. Pursuant to the terms of the agreement, the option is exercisable for a total of 103,025 shares of the Company’s common stock, which, together with the shares subject to the first option, represent 7.5% of the shares of common stock deemed to be outstanding at June 29, 2015 on a fully-diluted basis after giving effect to the number of shares subject to the third option. Seventy-five percent (75%) of the shares subject to the third option are subject to a right of repurchase by the Company upon termination of Michael Step’s employment for any reason. This right of repurchase will lapse with respect to 1/36th of the total number of shares subject to the right of repurchase on the first day of each month following the date on which the third option first becomes exercisable. In addition, the right of repurchase will lapse in its entirety upon Michael Step’s termination of employment under certain circumstances.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Under the terms of the agreement, Michael Step will be entitled to receive certain payments in the event his employment is terminated under certain scenarios.

Andrew Ritter and Ira Ritter

On September 25, 2013, the Company’s Board of Directors approved the Executive Compensation Plan (the “Compensation Plan”), which was later amended in June 2015, setting forth the compensation to be paid to Andrew Ritter and Ira Ritter, the Company’s current President and also the Company’s former Chief Executive Officer, and Chief Strategic Officer (“CSO”), respectively, for their contributions to the Company. Pursuant to the amended terms of the Compensation Plan, effective June 29, 2015, the President’s salary increased to $310,000 per year and the CSO’s salary is $295,000 per year. The President will also be entitled to receive up to $180,000 payable over a three year period for tuition reimbursement. As of June 30, 2015, the Company accrued $121,000 in tuition reimbursement for the President and recognized such amount in general and administrative expenses in our Unaudited Condensed Statements of Operations in the three and six month periods ending June 30, 2015.

Under the terms of the agreement, both the President and the CSO will be entitled to receive certain payments in the event their employment is terminated under certain scenarios.

Each executive received options to purchase up to 48,951 shares of the Company’s common stock (each referred to in this section as “Executive Options”) pursuant to the 2008 Stock Plan, which will vest based on specific performance conditions, described below.

Cash Bonus and Executive Options Performance Conditions

Pursuant to the amended terms of the Compensation Plan, the Company will review bonus opportunities annually for the President and the CSO based on achievement of specific performance as determined by the Company. The initial target bonus opportunities are 40% and 35% of the base salary for the President and the CSO, respectively.

In addition, each covered executive is also entitled to the following cash payments and vests in Executive Options upon the satisfaction of the events described below:

•	FDA Meeting Bonus Opportunities. In April 2013, each executive received a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, 2,360 shares of the Executive Options vested and became exercisable as of the grant date of September 25, 2013. The balance of 1,136 shares vests ratably on a monthly basis beginning on September 30, 2013.

•	Clinical Trial Funding Commitment Bonus Opportunities. Each executive is entitled to receive a one-time cash bonus of $75,000 upon the Company’s receipt of a commitment by a third party to fund a Phase 2 or later clinical trial; provided, however, that no such bonus may be paid at any time the Company has less than $2,000,000 in available cash. In addition, upon the satisfaction of this milestone, 35% of 10,489 shares of the Executive Options will vest and become exercisable, with the balance of the 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. Each executive satisfied this performance condition on June 29, 2015 and was entitled to receive a bonus of $75,000 accrued and recognized in general and administrative expenses in the accompanying Unaudited Condensed Statements of Operations in the three and six month periods ending June 30, 2015. In addition, 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vests ratably on a monthly basis beginning July 31, 2015.

•	Fundraising Bonus Opportunities. Each executive is entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus will be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) may be paid at any time the Company has less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of the Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of the Executive Options will vest and become exercisable, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. Upon the closing of the initial public offering on June 29, 2015 raising approximately $17.4 million, net of offering costs, each executive was entitled to receive a bonus of $150,000 accrued and recognized in general and administrative expenses in the accompanying Unaudited Condensed Statements of Operations in the three and six month periods ending June 30, 2015. In addition, 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vests ratably on a monthly basis beginning July 31, 2015.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	License Event Bonus Opportunities. Each executive is entitled to receive the following bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by the Company from time to time during the term of the Compensation Plan by an/or any option to exclusively license such product candidate to a third party (referred to under the Compensation Plan as a “License Event”) with a minimum upfront payment to the Company of $2,000,000:

o	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined below) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon the Company’s receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Options will vest and become exercisable, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

o	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined below); provided, however that no such bonus may be paid at any time the Company has less than $1,000,000 in available cash. In addition, upon the Company’s receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

Notwithstanding any of the vesting provisions set forth above, the total potential number of Executive Options that may vest will not exceed 48,951 and the Executive Options will automatically terminate for any options for which a vesting date or performance condition has not been met by September 25, 2015.

For purposes of the Compensation Plan, the term “Initial Period License Payment” means the aggregate amount in cash received by the Company (not including any amount placed in escrow or subject to earn-outs, contingencies or other deferrals or earmarked to pay or reimburse the Company for research and development activities) in respect of the License Event over a 24 month period beginning on the closing date of such License Event (which period is referred to therein as the “Initial Period”). The term “Annual Excess Milestone Payments” means the amount in cash in excess of  $2,000,000 (not including any amounts placed in escrow or subject to earn-outs, contingencies or other deferrals) that is received by the Company in respect of any Post-Closing Milestones (as defined below) in each 12-month period beginning on the expiration of the Initial Period. The term “Post-Closing Milestones” means any post-closing payouts set forth in the definitive transaction documentation executed in connection with a License Event; provided, however, that such amounts will not include any amounts that are determined by the Board of Directors to comprise all or any portion of any upfront payment made in connection with a License Event and any royalty payment based on product sales.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Compensation Plan provides that in the event that the Company enters into more than one License Event with respect to a single product candidate (i.e., for a separate field of use), then the proceeds of any such additional License Event will be included with the proceeds of the original License Event for purposes of meeting any of the financial thresholds set forth above. Under the terms of the Compensation Plan, receipt by the Company of more than one bona fide term sheet for a proposed License Event with respect to RP-G28 will result in the payment of an additional 10% of any cash bonus earned as Clinical Trial and Fundraising Bonus or a License Event Bonus.

Under the terms of the Compensation Plan, each executive is entitled to receive certain payments in the event their employment is terminated under certain scenarios.

On December 2, 2014, pursuant to the 2008 stock plan, the Company granted an aggregate of 453,413 options to the President and the CSO to purchase the Company’s common stock listed as follows:

(i)	20,979 fully vested options with an exercise price of $5.86; and
(ii)	432,434 options which vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months with an exercise price equal to $5.86 for the first 152,347 options covered thereby, $9.30 for the next 140,044 options covered thereby, and $13.23 for the remaining balance.

 In addition, all non-employee directors will each be initially entitled to receive an option to acquire 1,398 shares of the Company’s common stock, which will vest annually over a three-year term from the grant date, and annually thereafter be entitled to receive an option to acquire 979 shares of the Company’s common stock, each of which will vest one year from the grant date. As of June 30, 2015, no stock based compensation or cash compensation has been granted to the directors under this program.

Leases

The Company leases office and storage space for its headquarters in California pursuant to a two-year agreement ending September 30, 2015 which calls for a minimum monthly rent of approximately $5,000 and an annual increase of 3%. Rent expense, recognized on a straight-line basis, was approximately $15,000 for each of the three months ended June 30, 2015 and 2014. The Company recognized approximately $30,000 in each of the six months ended June 30, 2015 and 2014 in rent expense. Rent expense is recorded in general and administrative expenses in the Unaudited Condensed Statements of Operations.

In July 2015, the Company entered into a new five-year lease agreement for new corporate office space, projected to be effective October 1, 2015, which calls for a minimum lease payment of approximately $107,000 annually.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Legal

The Company is not currently involved in any legal matters arising in the normal course of business. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIT) AND PREFERRED STOCK SUBJECT TO REDEMPTION

Common Stock

As of December 31, 2014, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. The Company amended and restated its Certificate of Incorporation in June 2015 (“the Amended Certificate”) and reduced the authorized shares of the Company’s common stock to 25,000,000 with a par value of $0.001 per share.

Effective June 17, 2015, all common share amounts and per share amounts have been adjusted to reflect a 1-for-7.15 reverse stock split.

Preferred Stock

The Company’s Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the authorized shares of preferred stock in series and to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereon.

Pursuant to the Amended Certificate, as of June 30, 2015, the Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share. Prior to the Amended Certificate and as of December 31, 2014, the Company was authorized to issue 7,200,000 shares, 1,687,500 shares, 4,220,464 shares, 7,658,182 shares, and 4,500,000 shares of Series A-1, Series A-2, Series A-3, Series B, and Series C preferred stock, respectively, with a par value of $0.001 per share.

Upon the closing of the Company’s initial public offering, all outstanding shares of convertible preferred stock and preferred stock subject to redemption were converted into an aggregate of 3,322,650 shares of common stock. The following provides material terms and certain historical information regarding the Series A-1, Series A-2, Series A-3, Series B and Series C Preferred Stock prior to their conversion to common stock:

•	Redemption. At any time after five years following the date of the initial issuance of the Series A-3, Series B, or Series C preferred stock, as applicable, and at the option of the holders of a majority of the then outstanding shares of Series A-3, Series B, and Series C preferred stock, voting together as a single class, the Company was required to redeem any outstanding shares that have not been converted by paying cash in an amount per share equal to the liquidation preference of $0.62 and $1.30 for the Series A-3 and Series C preferred stock, respectively, and $1.19 per share, plus any accrued but unpaid dividends, for the Series B preferred stock. Given the holders’ redemption option, the Series A-3, Series B, and Series C preferred stock is classified as preferred stock subject to redemption in the accompanying Condensed Balance Sheets.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	Dividends. The holders of outstanding shares of preferred stock were entitled to receive dividends, when, as and if declared by the Company’s Board of Directors. The annual dividend rate was $0.00556 per share for the Series A-1 preferred stock, $0.032 per share for the Series A-2 preferred stock, $0.04957 per share for the Series A-3 preferred stock, $0.09524 per share for the Series B preferred stock, and $0.104 for Series C preferred stock (subject to adjustment). The right to receive dividends on shares of Series B preferred stock was cumulative and the dividends accrue to holders of Series B preferred stock whether or not dividends are declared or paid in a calendar year. Undeclared dividends in arrears for the Series B preferred stock was approximately $2 million and $1.7 million as of June 30, 2015 and December 31, 2014, respectively. The right to receive dividends on shares of Series A and Series C preferred stock was not cumulative and no right to such dividends accrued to holders of Series A or Series C preferred stock.
•	Liquidations. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B and Series C preferred stockholders receive an amount per share equal to the sum of the original purchase price of $1.19 plus all cumulative but unpaid dividends for Series B, and $1.30 for Series C. If upon the liquidation, the available assets are insufficient to permit payments to Series B and Series C holders, the entire assets legally available will be distributed in a pro rata basis among the holders in proportion to the full amounts they would otherwise be entitled to receive. Upon the completion of the distribution to the holders of the Series B and Series C preferred stock, the holders of the Series A preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of all other capital stock by reason of their ownership of such stock, an amount per share equal to the sum of the original issue price per share of $0.07, $0.4, and $0.62 for Series A-1, Series A-2, and Series A-3 preferred stock, respectively, plus any accrued but unpaid dividends on the preferred stock. Any remaining assets are distributed pro rata among the preferred and common shareholders.

Stock Transactions

Initial Public Offering

On June 29, 2015, the Company closed its initial public offering, selling 4,000,000 shares of the Company’s common stock at an initial public offering price of $5.00 per share, for aggregate gross proceeds to the Company of $20 million.  The Company paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering, and approximately $1 million of other expenses in connection with the offering. Effectively prior to the closing of the initial public offering, the Company converted all of its outstanding shares of Series A-1, Series A-2, Series A-3, Series B, and Series C preferred into an aggregate of 3,322,650 shares of the Company’s common stock.

Series C Financing

In December 2014, the Company issued an aggregate of 2,369,228 shares of Series C preferred stock, which was later converted into an aggregate of 331,358 shares of the Company’s common stock, and warrants to purchase an aggregate of 331,358 shares of the Company’s common stock (the “Warrants”), for aggregate gross proceeds of  $3,081,893 (the “Series C Financing”). Each Warrant has a term of seven (7) years and provides for the holder to purchase one share of the Company’s common stock at a purchase price of $9.30 per share of common stock. The Warrants are indexed to the Company’s own stock and classified within stockholders’ equity pursuant to ASC 815-40. The gross proceeds were allocated to the Series C preferred stock and Warrants on a relative fair value basis, resulting in a value of $7.83 for the Series C preferred stock. The allocation of proceeds to the Warrants creates a discount of $1.47 in the initial carrying value of the Series C preferred stock, which was recognized as accretion, similar to preferred stock dividends, over the five-year period prior to optional redemption by the holders.

In connection with the Series C Financing, all of the 2014 Notes were converted into shares of Series C preferred stock and Warrants as follows:

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	$535,000 unpaid principal plus accrued interest of $18,342 on convertible notes converted into 567,529 shares of Series C preferred stock, which was later converted into 79,374 shares of the Company’s common stock, and 79,374 Warrants
•	$70,000 unpaid principal plus accrued interest of $537 on note payable extinguished and converted into 54,259 shares of Series C preferred stock, which was later converted into 7,589 shares of the Company’s common stock and 7,589 Warrants

Notes with an unpaid principal balance of $535,000 were converted into shares of Series C preferred stock and warrants to purchase shares of common stock at 75% of the price paid by other purchasers of the Series C Financing. The Company recognized additional interest expense of $184,445 upon conversion, calculated as the fair value of incremental shares and warrants received by the holders compared to converting the outstanding debt and accrued interest at 100% of the price paid by purchasers of the Series C Financing. The note with an unpaid principal balance of $70,000 was exchanged for shares of Series C preferred stock and warrants to purchase shares of common stock at a price per share equal to the price per share paid by purchasers of the Series C Financing. As such, there was no gain recognized or loss incurred upon extinguishment of the note in 2014.

Prepaid Forward Sale of Preferred Stock

On November 30, 2010, the Company concurrently entered into a Research and Development Agreement & License (“R&D Agreement”) and a Put and Call Option Agreement (“Put/Call”) with two commonly controlled entities, Kolu Pohaku Technologies, LLC (“KPT”) and Kolu Pohaku Management, LLC (“KPM”). The agreement was subsequently amended on July 6, 2011, September 30, 2011, February 6, 2012 and November 4, 2013 to increase the funding received by the Company.

Research and Development Agreement & License

The R&D Agreement between the Company and KPM and KPT, a Qualified High Technology Business within the meaning of Hawaii Revised Statutes, called for KPT to make a series of payments to the Company totaling $1,750,000 in exchange for the Company performing research and development activities in Hawaii for the benefit of KPT (referred to herein as the KP Research). The KP Research consisted of the initial phase of research, including the conduct of Phase II clinical trials in Hawaii for RP-G28. Pursuant to the terms of the R&D Agreement, the Company maintained ownership of the results of the Company’s ongoing research related to RP-G28, but KPT maintained ownership of the results of the KP Research. Inventions, developments and improvements arising out of the KP Research were owned by KPT. Under the terms of the R&D Agreement, the Company would bear any costs involved in obtaining patents for any inventions, developments or improvements resulting from the Research Project. In exchange for the irrevocable, perpetual, exclusive, worldwide right and license to the results of the KP Research, as they are generated under this R&D Agreement, the Company agreed to pay a quarterly royalty payment to KPT of $32,000 commencing March 31, 2015 and continuing through December 31, 2035 or until such time as the KPM Option (as described below) was exercised. On March 26, 2015, the Company exercised the right to put the KPM Option and issued 1,469,994 shares of Series B preferred stock to KPM, resulting in the full satisfaction of the Company’s obligation to make royalty payments to KPT.

Put and Call Option Agreement

Pursuant to the terms of the KPM Option Agreement, the Company had the right to put 1,469,994 shares of the Company’s Series B Preferred Stock (“Series B”) to KPM and KPM has the option to call the same amount of shares of Series B from the Company at any time after December 31, 2014. The number of shares was determined by dividing the $1,750,000 of payments made by KPT to the Company under the R&D Agreement by the Series B original issue price of $1.19. Exercise of the Put/Call results in full satisfaction of the Company’s obligation to make royalty payments to KPT under the R&D Agreement and KPT’s right, title and interest in the research conducted pursuant to the R&D Agreement becomes the property of the Company. On March 26, 2015, the Company exercised the right to put the KPM Option and issued 1,469,994 shares of Series B preferred stock to KPM, or the KPM Shares. Pursuant to the terms of the KPM Option Agreement, this resulted in the full satisfaction of the Company’s obligation to make royalty payments to KPT under the R&D Agreement and also resulted in the termination of the R&D Agreement and all of KPT’s right, title and interest in and to the KP Research, which rights now belong to the Company.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The R&D Agreement and the Put/Call have been recognized on a combined basis, pursuant to ASC 815-10-15-9, as a fully prepaid forward sale contract on the Company’s Series B preferred stock. The fully prepaid forward sale contract is a hybrid instrument comprising (1) a debt host instrument and (2) an embedded forward sale contract, requiring the Company to issue 1,469,994 shares of the Company’s Series B for no further consideration. Payments received by the Company, totaling $1,750,000, are recognized as preferred stock subject to redemption in the Condensed Balance Sheet as of December 31, 2014. The Company converted these shares into an aggregate of 205,593 shares of the Company’s common stock upon the closing of the IPO.

NOTE 7 — WARRANTS

As described in Note 6, in 2014, the Company issued seven-year warrants (“the Warrants”) to investors for the purchase of 418,321 shares of the Company’s common stock at an exercise price of $9.30 per share.

The Company analyzed the Warrants in accordance with ASC Topic 815 to determine whether the Warrants meet the definition of a derivative and, if so, whether the Warrants meet the scope exception that provides for equity classification of derivative instruments issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity. The Company concluded these Warrants should be classified as equity since they contain no provisions, which would require recognition as a liability.

The following represents a summary of the warrants outstanding at June 30, 2015 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2014	418,321	$9.30
Granted	-	-
Exercised/Expired/ Forfeited	-	-
Outstanding at June 30, 2015	418,321	$9.30
Exercisable at June 30, 2015	418,321	$9.30

NOTE 8 — STOCK-BASED COMPENSATION

Terms of the Company’s share-based compensation are governed by the Company’s 2015 Stock Plan, 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”.) The Plans permit the Company to grant non-statutory stock options, incentive stock options and stock purchase rights to the Company’s employees, outside directors and consultants; however, incentive stock options may only be granted to the Company’s employees. Beginning June 29, 2015, no awards may be granted under the 2009 Stock Plan or 2008 Stock Plan.  As of June 30, 2015, the maximum aggregate number of shares of common stock that may be issued is 328,289 under the 2015 Stock Plan. The exercise price for each option is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans shall vest as determined by the Board of Directors but shall not exceed a ten-year period.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Options Issued to Directors and Employees as Compensation

Pursuant to the terms of the Plans, from inception to December 31, 2013, the Company has issued options to purchase an aggregate of 206,172 shares to its executive officers and employees of the Company. Of these, 26,163 options were forfeited and 180,009 options remain outstanding as of December 31, 2013. No additional options were granted or forfeited during the six months ended June 30, 2014. The exercise prices of these option grants, as determined by the Company’s Board of Directors, range from $0.79 to $1.27 per share, and a portion of these vest subject to certain performance conditions described in Note 5. The Company’s management initially assessed the likelihood of the performance conditions for the options granted to its executive officers to be probable of achievement. In April 2015, certain performance conditions providing for options to purchase an aggregate of 41,958 shares of the Company’s common stock were no longer considered to be probable of achievement by September 25, 2015.

In December 2014, the Company granted additional non-qualified 10-year term options to its executive officers to purchase an aggregate of 1,729,766 shares of the Company’s common stock. Also in 2014, an aggregate of 41,958 options expired and 13,985 options were exercised. The exercise prices of these option grants, as determined by the Company’s Board of Directors, range from $5.86 to $13.23 per share. No additional options were granted in the six month period ended June 30, 2015. As of June 30, 2015, 1,853,831 options remain outstanding.

The Company recognized stock based compensation expense for these services within general and administrative expense in the accompanying Unaudited Condensed Statements of Operations of approximately $1.7 million and $88,000 for the six months ended June 30, 2015 and 2014, respectively, and approximately $880,000 and $87,000 for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.6 years.

Options Issued to Nonemployees for Services Received

From inception to June 30, 2015, the Company has issued options to its consultants to purchase an aggregate of 106,573 shares of the Company’s common stock under the Plans. Of these, 69,580 options were forfeited or exercised, and 36,993 options remain outstanding as of June 30, 2015. The exercise prices of the outstanding options, as determined by the Company’s Board of Directors, range from $0.72 to $1.14 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,271 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. In March 2011, the Company granted an option to a consultant to purchase an aggregate of 7,271 shares with an exercise price of $1.00 which vests 25% on the date of grant with the remaining options vesting monthly in equal amounts over 36 months. The Company recognized stock based compensation expense for these services of approximately $700 and $3,500 for the six months ended June 30, 2015 and 2014, respectively, and approximately $600 and $4,000 for the three months ended June 30, 2015 and 2014, respectively, within research and development expense in the accompanying Unaudited Condensed Statements of Operations.

Options Valuation

The Company calculates the fair value of stock-based compensation awards granted to employees and nonemployees using the Black-Scholes option-pricing method. If the Company determines that other methods are more reasonable, or other methods for calculating these assumptions are prescribed by regulators, the fair value calculated for the Company’s stock options could change significantly. Higher volatility and longer expected lives would result in an increase to stock-based compensation expense to non-employees determined at the date of grant.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stock-based compensation expense to non-employees affects the Company’s general and administrative expenses and research and development expenses.

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the three months and six months ended June 30, 2015 and 2014 are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock-price volatility	65.06% - 67.08%	55.32% - 62.09%	51.45% - 67.08%	55.32% - 62.09%
Risk-free interest rate	1.79% - 2.07%	1.54% - 2.67%	0.77% - 2.07%	1.49% - 3.04%
Term of options	10	10	10	10
Stock price	$5.86	$1.17	$5.86	$1.17

•	Expected dividend. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.
•	Expected volatility. As the Company’s common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.
•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
•	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

In addition to the assumptions used in the Black-Scholes option-pricing model, the Company also estimates a forfeiture rate to calculate the stock-based compensation for the Company’s equity awards. The Company will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for the Company’s stock-based compensation calculations on a prospective basis.

Significant factors, assumptions and methodologies used in determining the estimated fair value of the Company’s common stock

The Company is also required to estimate the fair value of the common stock underlying the Company’s stock-based awards when performing the fair value calculations using the Black-Scholes option-pricing model. The Company’s Board of Directors, with the assistance of management, determined the fair value of the Company’s common stock on each grant date. Option grants are based on the estimated fair value of the Company’s common stock on the date of grant, which is determined by taking into account several factors, including the following:

•	the prices at which the Company sold the Company’s convertible preferred stock and the rights, preferences, and privileges of the convertible preferred stock relative to those of the Company’s common stock, including the liquidation preferences of the convertible preferred stock;
•	important developments in the Company’s operations;
•	the Company’s actual operating results and financial performance;
•	conditions in the Company’s industry and the economy in general;

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	stock price performance of comparable public companies;
•	the estimated likelihood of achieving a liquidity event, such as an IPO or an acquisition of the Company, given prevailing market conditions; and
•	the illiquidity of the common stock underlying stock options.

The table below presents the prices received from sales to third parties of the Company’s common stock and various classes of the Company’s preferred stock from inception to date:

Year	Share Class	Price per Share
2005	Common Stock (a)	$1.79
2006	Series A-2 Preferred Stock (a)(b)	$0.40
2008 - 2009	Series A-3 Preferred Stock (b)	$0.62
2010 - 2013	Series B Preferred Stock (b)	$1.19
2014	Series C Preferred Stock (b)	$1.30
2015	Common Stock	$5.00

(a)	After giving effect to the Company’s conversion from a LLC to a corporation.
(b)	Shares of preferred stock were converted into an aggregate of 3,322,650 shares of the Company’s common stock effective June 29, 2015, after giving effect to the 1-for-7.15 reverse stock of shares of the Company’s common stock effective June 17, 2015.

For options issued from inception to November 7, 2013, in determining the estimated fair value of the Company’s common stock, the Company’s Board of Directors, with the assistance of management, used the market approach to estimate the enterprise value of the Company in accordance with the American Institute of Certified Public Accountants (“AICPA”) Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “AICPA Guide”) for the three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010. The Market Approach is one of the three approaches (along with the Income Approach and Asset Approach) used to estimate enterprise and equity value. The market approach employs analysis using comparable companies in determining the value of the entity. Both public and private companies, if publicly available information exists, are considered in the market approach. Two information points commonly available — company valuation and transaction value — are used for their respective methodologies. There are a number of different methods within the Market Approach that may be used: the three main methods utilized are: the Guideline Pubic Companies Method; the Guideline Transactions Method; and the Backsolve Method.

Given the early stage of the Company, the Backsolve Method was used to estimate the fair value of the Company’s securities. This method derives an implied market value of invested capital from a transaction involving a company’s own securities. The price of a company’s security that was involved in a recent arms-length transaction is used as a reference point in an allocation of value. The Company first raised additional capital through the sales of the Company’s LLC units. These units later converted into common shares and preferred shares upon the Company’s conversion to a corporation. Subsequent to the Company’s corporation conversion, the Company raised additional capital through the sales of the Company’s Series A-1, Series A-2, Series A-3, Series B, and Series C preferred shares at the price of $0.07, $0.40, $0.62, $1.19, and $1.30, respectively.

The Company valued LLC units and common stock (after converting to a corporation) from inception through 2009 by reference to the Company’s sales of units and/or common stock & preferred stock over the period. Beginning in 2010, the Company valued the Company’s common stock using the Backsolve Method. The Backsolve Method requires considering the rights and preferences of each class of equity and solving for the total market value of invested capital that is consistent with a recent transaction in the Company’s own securities, considering the rights and preferences of each class of equity. However, management has decided that the liquidation preferences between the Company’s preferred shares and common shares are immaterial for a pre-revenue company.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Per the AICPA Guide, the Backsolve Method is generally the most reliable indicator of value of early-stage enterprises with no product revenue or cash flow, if relevant and reliable transactions have occurred in the Company’s equity securities. This methodology is also prescribed by the AICPA when a valuation is conducted in close proximity to the date of a financing transaction, and when other methodologies are deemed less reliable.

The stage of development of the Company’s compound was reflected in the Company’s selection of the term and volatility estimates used in the analysis. The estimate of the term considers the Company’s existing cash runway and the time to the next potential financing or liquidity event, while the volatility estimate reflects the relative riskiness of the Company’s equity securities (or asset base) relative to the general stock market.

Management estimated the implied market value of invested capital of the Company by backsolving for the purchase price of the Company’s preferred shares for one common share through the option-pricing method. The premise of this method is that the transaction implied a market price for a share which in turn implied values for the other classes of equity based on relative claims on equity value, such as liquidation preferences and conversion rights. The application of the backsolve method considering the Company’s capital structure yielded a total market value of invested capital of approximately $15.5 million, $14.4 million, and $8.9 million, of which approximately $819,000, $870,000, and $670,000 were allocated to the total value of common stock as of the Company’s three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, respectively.

On the three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, after estimating the market value of invested capital, the Company allocated it to the various equity classes comprising the subject company’s capitalization table. This process ultimately results in creating a final estimate of value for the subject company’s underlying equity interests. While there are many different value allocation methods, these various methods can be grouped into three general categories as defined by the AICPA Guide, one of which is the Option-Pricing Method (OPM).

The Company used the OPM to allocate market value of invested capital to the various equity classes and debt comprising the Company’s capitalization structure. The Company chose the OPM over other acceptable methods due to the complex capital structure, the uncertainty related to market conditions, and the lack of visibility on an imminent exit event. Under the OPM, each equity class is modeled as a call option with a distinct claim on the equity of the Company. The option’s exercise price is based on the Company’s total equity value available for each participating equity holder. The characteristics of each equity class determine the equity class’ claim on the total equity value. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the equity value necessary for each level of equity to participate, the Company determined the incremental option value of each series. When multiplied by the percentage of ownership of each equity class participating under that series, the result is the incremental value allocated to each class under that series.

The OPM relies on the Black-Scholes option-pricing model to value the call options on the Company’s invested capital. The following inputs were applied in the Black-Scholes calculations of the OPM:

	Valuation Date
	November 7, 2013	July 31, 2012	December 31, 2010
Volatility	58.00%	61.00%	61.00%
Risk-free interest rate	0.55%	0.57%	2.01%
Maturity (years)	3	4	5

Discounts ranging from 35.8% to 40% were applied for lack of control and lack of marketability for the common stock. The calculation resulted in a fair value for the common stock of $1.17, $1.19, and $1.03 per share as of the Company’s three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, respectively.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For options issued in 2014, given the Company’s distinct possible exit scenarios of an initial public offering, the Company used the probability weighted expected return method (PWERM) to estimate the fair value of the Company’s common equity. Under this method, an analysis of future values of a company is performed for several likely liquidity scenarios. The value of the common stock is determined for each scenario at the time of each future liquidity event and discounted back to the present using a risk-adjusted discount rate. The present values of the common stock under each scenario are then weighted based on the probability of each scenario occurring to determine the value for the common stock. The Company’s management determined the probability weighting of potential liquidity events to be 45% for an initial public offering and 55% for other scenarios, which represents all other likely outcomes for the Company.

Management estimated the implied market value of invested capital of the Company by backsolving for the purchase price of the Company’s preferred shares for one common share through the use of OPM. The application of the backsolve method considering the Company’s capital structure yielded a total market value of invested capital of approximately $25.2 million, of which approximately $1.4 million was allocated to the total value of common stock as of the Company’s valuation date of October 31, 2014.

Given the lack of marketability for the common stock, the Company applied a discount of 21.4% for using the average strike put option approach. This resulted in a probability weighted common share value, after adjustment, of $5.86 per share as of valuation date of October 31, 2014.

Stock-based Compensation Summary Tables

Information regarding the Company’s stock option grants to the Company’s employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

	Number of Common	Exercise Price	Estimated Fair Value
	Shares Underlying	per Common	per Share of	Intrinsic Value
Grant Date	Options Granted	Share	Common Stock	Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.00	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86- $13.23	$5.86	$0.00

The following represents a summary of the options granted to employees and non-employees outstanding at June 30, 2015 and changes during the period then ended:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,788,717	$7.059
Granted	103,025	5.863
Exercised/ Expired/ Forfeited	(918)	(1.158)
Outstanding at June 30, 2015	1,890,824	$7.062
Exercisable at June 30, 2015	298,437	$4.563
Expected to be vested	1,592,387	$4.563

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

A director of the Company is a managing director of Javelin Venture Partners GP, LLC, the general partner of Javelin Venture Partners GP, L.P., which held a significant investment in the Company’s Series A-1, Series A-2, Series A-3, Series B, and Series C preferred stock that was converted to common stock prior to the Company’s initial public offering.

Prior to and during his employment with the Company, Mr. Ira Ritter served as CEO of Andela Group Inc., (“Andela”) a company he founded in 1987, which is involved in corporate management, strategic and financial consulting. The Company incurred no expenses for services received from Andela during the three months and six months ended June 30, 2015, and approximately $49,000 and $99,000, respectively, during the three months and six months ended June 30, 2014, all of which were classified in general and administrative expenses in the Unaudited Condensed Statements of Operations.

Other than disclosed, the Company has not entered into or been a participant in any transaction in which a related party had or will have a direct or indirect material interest.

NOTE 10 — SUBSEQUENT EVENTS

On July 9, 2015, the Company entered into a lease with Century Park, a California limited partnership, pursuant to which Ritter will lease approximately 2,780 square feet of office space in Los Angeles, California. The lease provides for a term of sixty-one (61) months, commencing on the later of October 1, 2015 or the date of substantial completion of certain tenant improvements provided for under the lease. The Company will pay no rent for the first month of the term and base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve month period thereafter under the term of the lease to a maximum of $10,325.42 per month for months 50 through 61. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes. The Company has the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term.

Effective July 24, 2015, the Company entered into an amended Clinical Supply and Cooperation Agreement (the “Amended Supply Agreement”) with Ricerche Sperimentali Montale SpA (“Ricerche”) and Inalco SpA (collectively, “RSM”). The Amended Supply Agreement amends certain terms of the Clinical Supply and Cooperation Agreement, dated December 16, 2009, amended on September 25, 2010 (the “Existing Supply Agreement”).

Under the Existing Supply Agreement, RSM granted Ritter an exclusive worldwide option in a specified field and territory to assignment of all right, title and interest to a purified Galacto-oligosaccharides product (“Improved GOS”), the composition of matter of the Improved GOS and any information relating to the Improved GOS, including certain specified technical information and other intellectual property rights (the “Improved GOS IP”). Pursuant to the amended terms, the Company may exercise the option by paying RSM $800,000 within ten days after the effective date of the Amended Supply Agreement. The Company exercised the option on July 30, 2015 and RSM is transferring the Improved GOS IP to the Company. Under the terms of the existing agreement, if a further option payment due in the future is not made, the Company may be required to return the Improved GOS IP to RSM.

The Amended Supply Agreement also provides that the Company must pay RSM $400,000 within 10 days following FDA approval of a new drug application for the first product owned or controlled by the Company using Improved GOS as its active pharmaceutical ingredient. In addition, the Company agreed to purchase 350 kilos of Improved GOS for the sum of $250 per kilo for clinical supply of Improved GOS instead of $2,000 per kilo as under the Existing Supply Agreement.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In consideration for RSM entering into the Amended Supply Agreement, the Company will issue 100,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), to RSM. The Shares are to be issued within 90 days of the effective date of the Amended Supply Agreement pursuant to a stock purchase agreement to be negotiated by the parties in good faith. The stock purchase agreement is to include a lock-up agreement by RSM in favor of the Company pursuant to which RSM will not be able to sell the Shares for a period ending on the earlier of (i) the public release by the Company of the final results of its Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of its Form 10-Q with the Securities and Exchange Commission for the fiscal quarter in which the Company receives the results of its Phase 2b/3 clinical trial of RP-G28. The Company has not issued the shares to RSM as of August 4, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus dated June 24, 2015 filed pursuant to Rule 424(b)(4) of the Securities Act with the SEC on June 26, 2015. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” or “Ritter” refer to Ritter Pharmaceuticals, Inc. All common share amounts and per share amounts have been adjusted to reflect a 7.15-to-1 reverse stock split of our common stock.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This quarterly report contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward- looking statements, although not all forward-looking statements contain these identifying words. These forward- looking statements include, among other things, statements about:

•	our ability to obtain additional financing;
•	our use of the net proceeds from our initial public offering;
•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
•	the success and timing of our preclinical studies and clinical trials;
•	our ability to obtain and maintain regulatory approval of RP-G28 and any other product candidates we may develop, and the labeling under any approval we may obtain;
•	regulatory developments in the United States and other countries;
•	the performance of third-party manufacturers;
•	our plans to develop and commercialize our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	the successful development of our sales and marketing capabilities;
•	the potential markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products;
•	the success of competing drugs that are or become available; and
•	the loss of key scientific or management personnel.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this quarterly report, particularly in the “Risk Factors” section, that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

The forward-looking statements in this quarterly report represent our views as of the date of this quarterly report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

This quarterly report contains estimates made, and other statistical data published, by independent parties and by us relating to market size and growth and other data about our industry. We obtained the industry and market data in this quarterly report from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty. We caution you not to give undue weight to such projections, assumptions and estimates.

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. We are advancing human gut health research by exploring the metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics into applications intended to have a meaningful impact on a patient’s health. We have completed a Phase 2a clinical trial of our leading product candidate, RP-G28, an orally administered, high purity oligosaccharide.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception. From our inception through June 28, 2015, we have funded our operations primarily through the private placement of preferred stock, common stock and promissory notes.

On June 24, 2015, our registration statement on Form S-1 (File No. 333-202924) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission (the “SEC”). The shares began trading on the NASDAQ Capital Market on June 24, 2015.  The initial public offering closed on June 29, 2015, and 4,000,000 shares of common stock were sold at an initial public offering price of $5.00 per share, for aggregate gross proceeds to us of $20 million.

We paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering. In addition, we incurred expenses of approximately $1 million in connection with the offering. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.4 million.

We have incurred net losses in each year since our inception, including net losses of approximately $2.1 million and $3.5 million for the three and six months ended June 30, 2015. We had an accumulated deficit of approximately $21.8 million as of June 30, 2015. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	complete the development of our lead product candidate, RP-G28, for the reduction of symptoms associated with lactose intolerance in patients;
•	seek to obtain regulatory approvals for RP-G28;
•	outsource the commercial manufacturing of RP-G28 for any indications for which we receive regulatory approval;

•	contract with third parties for the sales, marketing and distribution of RP-G28 for any indications for which we receive regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	continue our research and development efforts;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
•	operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital in addition to the net proceeds received in our initial public offering prior to the commercialization of RP-G28 or any other product candidate. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Financial Overview

Revenue

We have not generated any revenue since our inception. Our ability to generate revenue in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize RP-G28 in the United States. In the event we choose to pursue a partnering arrangement to commercialize RP-G28 or other products outside the United States, we would expect to initiate additional research and development and clinical trial activities in the future.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for RP-G28. Our research and development expenses consist primarily of:

•	fees paid to consultants and CROs, including in connection with our nonclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
•	costs related to acquiring and manufacturing clinical trial materials;
•	depreciation of leasehold improvements, laboratory equipment and computers;
•	costs related to compliance with regulatory requirements; and
•	overhead expenses for personnel in research and development functions.

From inception through June 30, 2015, we have incurred approximately $4.2 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•	future clinical trial results; and
•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

RP-G28

The majority of our research and development resources are focused on the Phase 2b and Phase 3 RP-G28 trials and our other planned clinical and nonclinical studies and other work needed to submit RP-G28 for the reduction of symptoms associated with lactose intolerance in patients for regulatory approval in the United States and Europe. We have incurred and expect to continue to incur expenses in connection with these efforts, including:

•	conduct our Phase 2b/3 clinical trials as an adaptive design Phase 2b/3 clinical trials;
•	working with our CRO to prepare for launch of the Phase 2b/3 and Phase 3 trials; and
•	working with our third-party drug formulator to produce sufficient drug product for the adaptive design Phase 2b/3 clinical trials and other contemplated trials.

Patent Costs

Patent costs consist primarily of professional fees for legal services to prosecute patents and maintain patent rights.

General and Administrative Expenses

General and administrative expenses include allocation of facilities costs, salaries, benefits, and stock-based compensation for employees, professional fees for directors, fees for independent contractors and accounting and legal services.

We expect that our general and administrative expenses will increase as we operate as a public company and due to the potential commercialization of RP-G28. We believe that these increases will likely include increased costs for director and officer liability insurance, and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash. We expect our interest income to increase due to the receipt of net proceeds from our initial public offering as we invest the net proceeds from the offering pending their use in our operations.

Interest expense pertains to interest accrued on our promissory notes.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Form S-1 filed on June19, 2015 with the SEC.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and requires related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Management is currently evaluating the new guidance and has not determined the impact this standard may have on our financial statements.

Stock-based Compensation

In June 2015, we adopted a new equity incentive plan (“2015 Stock Plan”) to replace our prior 2008 and 2009 Stock Plans (collectively, “Plans”). Terms of our share-based compensation are governed by the 2015 Stock Plan, 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”). The Plans permit us to grant non-statutory stock options, incentive stock options and stock purchase rights to our employees, outside directors and consultants; however, incentive stock options may only be granted to our employees. Beginning June 29, 2015, no awards may be granted under the 2009 Stock Plan or 2008 Stock Plan.  As of June 30, 2015, the maximum aggregate number of shares of common stock that may be issued is 328,289 under the 2015 Stock Plan. The exercise price for each option is determined by our Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans shall vest as determined by our Board of Directors but shall not exceed a ten-year period.

Options Issued to Directors and Employees as Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the vesting period of the respective award. Performance-based awards vest and are expensed over the performance period when the related performance goal is probable of being achieved.

Pursuant to the terms of the Plans, from inception to December 31, 2013, we have issued options to purchase an aggregate of 206,172 shares to our executive officers and employees. Of these, 26,163 options were forfeited and 180,009 options remain outstanding as of December 31, 2013. No additional options were granted or forfeited during the six months ended June 30, 2014. The exercise prices of these option grants, as determined by our Board of Directors, range from $0.79 to $1.27 per share, and a portion of these vest subject to certain performance conditions. Our management initially assessed the likelihood of the performance conditions for the options granted to our executive officers to be probable of achievement. In April 2015, certain performance conditions providing for options to purchase an aggregate of 41,958 shares of our common stock were no longer considered to be probable of achievement by September 25, 2015.

In December 2014, we granted additional non-qualified 10-year term options to our executive officers to purchase an aggregate of 1,729,766 of our common stock. Also in 2014, an aggregate of 41,958 options expired and 13,985 options were exercised. The exercise prices of these option grants, as determined by our Board of Directors, range from $5.86 to $13.23 per share. No additional options were granted for the six months ended June 30, 2015. As of June 30, 2015, 1,853,831 options remain outstanding.

We recognized stock based compensation expense for these services within general and administrative expense in the accompanying Unaudited Condensed Statements of Operations of approximately $1.7million and $88,000 for the six months ended June 30, 2015 and 2014, respectively, and approximately $880,000 and $87,000 for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.6 years.

Options Issued to Non-Employees for Service Received

We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

From inception to June 30, 2015, we have issued options to our consultants to purchase an aggregate of 106,573 shares of our common stock under the Plans. Of these, 69,580 options were forfeited or exercised, and 36,993 options remain outstanding as of June 30, 2015. The exercise prices of the outstanding options, as determined by our Board of Directors, range from $0.72 to $1.14 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,271 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. In March 2011, we granted an option to a consultant to purchase an aggregate of 7,271 shares with an exercise price of $1.00 which vests 25% on the date of grant with the remaining options vesting monthly in equal amounts over 36 months. We recognized stock based compensation expense for these services of approximately $700 and $4,000 for the three months ended June 30, 2015 and 2014, respectively, within research and development expense in the accompanying Unaudited Condensed Statements of Operations.

Option Valuation

We calculate the fair value of stock-based compensation awards granted to employees and nonemployees using the Black-Scholes option-pricing method. If we determine that other methods are more reasonable, or other methods for calculating these assumptions are prescribed by regulators, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives would result in an increase to stock-based compensation expense to non-employees determined at the date of grant. Stock-based compensation expense to non-employees affects our general and administrative expenses and research and development expenses.

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the three months and six months ended June 30, 2015 and 2014 are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock-price volatility	65.06% - 67.08%	55.32% - 62.09%	51.45% - 67.08%	55.32% - 62.09%
Risk-free interest rate	1.79% - 2.07%	1.54% - 2.67%	0.77% - 2.07%	1.49% - 3.04%
Term of options	10	10	10	10
Stock price	$5.86	$1.17	$5.86	$1.17

•	Expected dividend. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
•	Expected volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.
•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
•	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

Significant factors, assumptions and methodologies used in determining the estimated fair value of our common stock

We are also required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations using the Black-Scholes option-pricing model. Our Board of Directors, with the assistance of management, determined the fair value of our common stock on each grant date. Option grants are based on the estimated fair value of our common stock on the date of grant, which is determined by taking into account several factors, including the following:

•	the prices at which we sold our convertible preferred stock and the rights, preferences, and privileges of the convertible preferred stock relative to those of our common stock, including the liquidation preferences of the convertible preferred stock;
•	important developments in our operations;
•	our actual operating results and financial performance;
•	conditions in our industry and the economy in general;
•	stock price performance of comparable public companies;
•	the estimated likelihood of achieving a liquidity event, such as an IPO or an acquisition, given prevailing market conditions; and
•	the illiquidity of the common stock underlying stock options.

The table below presents the prices received from sales to third parties of our common stock and various classes of our preferred stock from inception to date:

Year	Share Class	Price per Share
2005	Common Stock (a)	$1.79
2006	Series A-2 Preferred Stock (a)(b)	$0.40
2008 - 2009	Series A-3 Preferred Stock (b)	$0.62
2010 - 2013	Series B Preferred Stock (b)	$1.19
2014	Series C Preferred Stock (b)	$1.30
2015	Common Stock	$5.00

(c)	After giving effect to our conversion from a LLC to a corporation.
(d)	Each share of preferred stock was converted into our common stock on a 7.15 to 1 basis effective June 29, 2015.

For options issued from inception to November 7, 2013, in determining the estimated fair value of our common stock, our Board of Directors, with the assistance of management, used the market approach to estimate our enterprise value in accordance with the American Institute of Certified Public Accountants (“AICPA”) Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “AICPA Guide”) for the three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010. The Market Approach is one of the three approaches (along with the Income Approach and Asset Approach) used to estimate enterprise and equity value. The market approach employs analysis using comparable companies in determining the value of the entity. Both public and private companies, if publicly available information exists, are considered in the market approach. Two information points commonly available — company valuation and transaction value — are used for their respective methodologies. There are a number of different methods within the Market Approach that may be used: the three main methods utilized are: the Guideline Pubic Companies Method; the Guideline Transactions Method; and the Backsolve Method.

Given the early stage of our company, the Backsolve Method was used to estimate the fair value of our securities. This method derives an implied market value of invested capital from a transaction involving a company’s own securities. The price of a company’s security that was involved in a recent arms-length transaction is used as a reference point in an allocation of value. We first raised additional capital through the sales of our LLC units. These units later converted into common shares and preferred shares upon the conversion to a corporation. Subsequent to the corporation conversion, we raised additional capital through the sales of our Series A-1, Series A-2, Series A-3, Series B, and Series C preferred shares at the price of $0.07, $0.40, $0.62, $1.19, and $1.30, respectively.

We valued LLC units and common stock (after converting to a corporation) from inception through 2009 by reference to our sales of units and/or common stock & preferred stock over the period. Beginning in 2010, we valued our common stock using the Backsolve Method. The Backsolve Method requires considering the rights and preferences of each class of equity and solving for the total market value of invested capital that is consistent with a recent transaction in our own securities, considering the rights and preferences of each class of equity. However, our management has decided that the liquidation preferences between our preferred shares and common shares are immaterial for a pre-revenue company.

Per the AICPA Guide, the Backsolve Method is generally the most reliable indicator of value of early-stage enterprises with no product revenue or cash flow, if relevant and reliable transactions have occurred in our equity securities. This methodology is also prescribed by the AICPA when a valuation is conducted in close proximity to the date of a financing transaction, and when other methodologies are deemed less reliable.

The stage of development of our compound was reflected in our selection of the term and volatility estimates used in the analysis. The estimate of the term considers our existing cash runway and the time to the next potential financing or liquidity event, while the volatility estimate reflects the relative riskiness of our equity securities (or asset base) relative to the general stock market.

Our management estimated the implied market value of invested capital of our company by backsolving for the purchase price of our preferred shares for one common share through the option-pricing method. The premise of this method is that the transaction implied a market price for a share which in turn implied values for the other classes of equity based on relative claims on equity value, such as liquidation preferences and conversion rights. The application of the backsolve method considering our capital structure yielded a total market value of invested capital of approximately $15.5 million, $14.4 million, and $8.9 million, of which approximately $819,000, $870,000, and $670,000 were allocated to the total value of common stock as of our three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, respectively.

On the three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, after estimating the market value of invested capital, we allocated it to the various equity classes comprising our capitalization table. This process ultimately results in creating a final estimate of value for the subject company’s underlying equity interests. While there are many different value allocation methods, these various methods can be grouped into three general categories as defined by the AICPA Guide, one of which is the Option-Pricing Method (OPM).

We used the OPM to allocate market value of invested capital to the various equity classes and debt comprising our capitalization structure.  We chose the OPM over other acceptable methods due to the complex capital structure, the uncertainty related to market conditions, and the lack of visibility on an imminent exit event. Under the OPM, each equity class is modeled as a call option with a distinct claim on the equity of our company. The option’s exercise price is based on our total equity value available for each participating equity holder. The characteristics of each equity class determine the equity class’ claim on the total equity value. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the equity value necessary for each level of equity to participate, we determined the incremental option value of each series. When multiplied by the percentage of ownership of each equity class participating under that series, the result is the incremental value allocated to each class under that series.

The OPM relies on the Black-Scholes option-pricing model to value the call options on our invested capital. The following inputs were applied in the Black-Scholes calculations of the OPM:

	Valuation Date
	November 7, 2013	July 31, 2012	December 31, 2010
Volatility	58.00%	61.00%	61.00%
Risk-free interest rate	0.55%	0.57%	2.01%
Maturity (years)	3	4	5

Discounts ranging from 35.8% to 40% were applied for lack of control and lack of marketability for the common stock. The calculation resulted in a fair value for the common stock of $1.17, $1.19, and $1.03 per share as of our three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, respectively.

For options issued in 2014, given our distinct possible exit scenarios of an initial public offering, we used the probability weighted expected return method (PWERM) to estimate the fair value of our common equity. Under this method, an analysis of future values of a company is performed for several likely liquidity scenarios. The value of the common stock is determined for each scenario at the time of each future liquidity event and discounted back to the present using a risk-adjusted discount rate. The present values of the common stock under each scenario are then weighted based on the probability of each scenario occurring to determine the value for the common stock. Our management determined the probability weighting of potential liquidity events to be 45% for an initial public offering and 55% for other scenarios, which represents all other likely outcomes for our company.

Management estimated the implied market value of invested capital of our company by backsolving for the purchase price of our preferred shares for one common share through the use of OPM. The application of the backsolve method considering our capital structure yielded a total market value of invested capital of approximately $25.2 million, of which approximately $1.4 million was allocated to the total value of common stock as of our valuation date of October 31, 2014.

Given the lack of marketability for the common stock, we applied a discount of 21.4% for using the average strike put option approach. This resulted in a probability weighted common share value, after adjustment, of $5.86 per share as of valuation date of October 31, 2014.

Stock-based Compensation Summary Tables

Information regarding our stock option grants to our employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

	Number of Common	Exercise Price	Estimated Fair Value
	Shares Underlying	per Common	per Share of	Intrinsic Value
Grant Date	Options Granted	Share	Common Stock	Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.00	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86- $13.23	$5.86	$0.00

The following represents a summary of the options granted to employees and non-employees outstanding at June 30, 2015 and changes during the period then ended:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2014	1,891,742	$7.059
Granted	-	-
Exercised/ Expired/ Forfeited	(918)	(1.158)
Outstanding at June 30, 2015	1,890,824	$7.062
Exercisable at June 30, 2015	291,095	$4.646
Expected to be vested	1,599,729	$4.646

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of  (i) the last day of the fiscal year in which we have total annual gross revenues of  $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$47,977	$6,315	$41,662	660%
Patent costs	50,148	27,382	22,766	83%
General and administrative	2,001,706	352,431	1,649,275	468%
Total operating costs and expenses	2,099,831	386,128	1,713,703	444%
Loss from operations	(2,099,831)	(386,128)	(1,713,703)	444%
Interest income (expense)	2,101	(4,944)	7,045	142%
Net Loss	$(2,097,729)	$(391,072)	$(1,706,657)	436%

Research and Development Expenses

Research and development expenses were approximately $48,000 and $6,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses of approximately $42,000, or 660%, primarily reflects our manufacturing ramp-up costs to prepare product for clinical trials.

Patent Costs

Patent costs were approximately $50,000 and $27,000 for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $23,000, or 83%. This increase was primarily due to our transition to a new service provider.

General and Administrative Expenses

General and administrative expenses were approximately $2 million and $352,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses is approximately $1.6 million, or 468%. This increase in general and administrative expenses was primarily due to the increase in stock based compensation related to the options granted to our executives and employees in December 2014, increase in salary for our officers in 2015, and the increase in expenses related to the closing of our initial public offering.

Other Income (Expense)

Other income (expenses) was approximately $2,000 and ($5,000) for the three months ended June 30, 2015 and 2014, respectively. The increase of approximately $7,000, or 142%, was primarily a result of interest expense incurred on our outstanding promissory notes in the three months ended June 30, 2014 and, to a lesser extent, on interest earned from the proceeds of our initial public offering in the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	For the Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$79,555	$11,416	$68,139	597%
Patent costs	112,423	64,164	48,259	75%
General and administrative	3,304,152	597,087	2,707,065	453%
Total operating costs and expenses	3,496,130	672,667	2,823,463	420%
Loss from operations	(3,496,130)	(672,667)	(2,823,463)	420%
Other income (expense)
Interest income (expense), net	4,305	(4,739)	9,044	191%
Other income	7,091	-	7,091
Total other income (expense)	11,396	(4,739)	16,135	340%
Net Loss	$(3,484,734)	$(677,406)	$(2,807,328)	414%

Research and Development Expenses

Research and development expenses were approximately $80,000 and $11,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses of approximately $68,000, or 597%, primarily reflects our manufacturing ramp-up costs to prepare product for clinical trials.

Patent Costs

Patent costs were approximately in $112,000 and $64,000 for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $48,000, or 75%. This increase was primarily due to our transition to a new service provider.

General and Administrative Expenses

General and administrative expenses were approximately $3.3 million and $600,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses is $2.7million, or 453%. This increase in general and administrative expenses was primarily due to the increase in stock based compensation related to the options granted to our executives and employees in December 2014, increase in salary for our officers in 2015, and the increase in expenses related to the closing of our initial public offering.

Other Income (Expense)

The increase in net interest income was approximately $9,000, or 191%.  Net interest income for the six months ended June 30, 2015 was approximately $4,000, which was primarily a result of increased cash in June 2015 resulting from the net proceeds of our initial public offering.  Net interest expense for the six months ended June 30, 2014 was approximately $5,000, which primarily represented interest costs associated with our outstanding promissory notes.

Other income was $7,091 and $0 for the six months ended June 30, 2015 and 2014, respectively.  The increase of $7,091 was a result of a gain on the settlement of accounts payable.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations.  We incurred net losses of approximately $2.1 million and $3.5 million for the three and six months ended June 30, 2015. Net cash used in operating activities was approximately $894,000 for the six months ended June 30, 2015.  We had an accumulated deficit of approximately $21.8 million as of June 30, 2015. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At June 30, 2015, after consummation of our initial public offering, we had working capital of $17.3 million, and cash of $19.7 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(893,879)	$(584,469)
Investing activities	-	(1,166)
Financing acitivities	17,805,625	375,000
Net increase (decrease) in cash	$16,911,746	$(210,635)

Operating Activities

Net cash used in operating activities of approximately $894,000 during the six months ended June 30, 2015 was primarily a result of our net loss of approximately $3.5 million, offset by stock based compensation of approximately $1.7 million and an increase in accounts payable and accrued expenses of approximately $880,000.

Net cash used in operating activities of approximately $584,000 during the six months ended June 30, 2014 was primarily a result of our net loss of approximately $677,000 and an increase of approximately $40,000 in prepaid assets, offset by stock based compensation of approximately $92,000 and an increase in accounts payable of approximately $30,000.

Financing Activities

Net cash provided by financing activities of approximately $17.8 million during the six months ended June 30, 2015 was resulted from net proceeds received upon closing of our initial public offering, selling 4,000,000 shares of our common stock offset partially by commissions and issuance costs of approximately $2.2 million.

Net cash provided by financing activities during the six months ended June 30, 2014 of $375,000 resulted from proceeds borrowed under notes payable.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize RP-G28 or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Additionally, we expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that the net proceeds from our initial public offering will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2017. We intend to devote our existing financial resources to fund the continued clinical development of RP-G28 for the reduction of symptoms associated with lactose intolerance, including our anticipated Phase 2b/3 trials; to fund expenses associated with the manufacture and product development of RP-G28; to explore potential orphan indications; and for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results of and timing of implementing a Phase 2b/3 clinical trials for the reduction of symptoms associated with lactose intolerance in patients;
•	the willingness of the EMA or other regulatory agencies outside the United States to accept our Phase 2b/3 and any Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;
•	the ability of our product candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing and establishing commercialization and manufacturing capabilities;
•	market acceptance of our product candidates;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire additional management and scientific and medical personnel;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and
•	the costs of operating as a public company.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations and Commitments

Lease Agreement

We lease office and storage space for its headquarters in California pursuant to a two-year agreement ending September 30, 2015 which calls for a minimum monthly rent of approximately $5,000 and an annual increase of 3%.  Rent expense, recognized on a straight-line basis, was approximately $15,000 for each of the three months ended June 30, 2015 and 2014.  We recognized approximately $30,000 in each of the six months ended June 30, 2015 and 2014 in rent expense.  Rent expense is recorded in salaries, general and administrative expenses in the Unaudited Condensed Statements of Operations.

In July 2015, we entered into a new five-year lease agreement for new corporate office space, projected to be effective October 1, 2015, which calls for a minimum lease payment of approximately $107,000 annually.

Employment Agreements

Michael Step

On December 2, 2014, we entered into a letter agreement (the “Step Letter Agreement”), with Michael Step, our current Chief Executive Officer, setting forth the terms of his employment. The Step Letter Agreement provides that Michael Step is entitled to an annual base salary of $360,000 and a total of three grants of options to purchase our common stock.

The first two options entitle Michael Step to purchase 646,537 and 73,777 of our shares, respectively, for an exercise price of $5.86 per share. Each of these options is immediately exercisable in full as of the date of the grant, with 44/48ths of the total number of shares covered by each option subject to a right of repurchase by us upon termination of Michael Step’s employment with us for any of the reasons specified in those options. This right of repurchase will lapse over a period of 44 months, with 1/44th of the total number of shares subject to the right of repurchase lapsing on January 1, 2015 and on the first day of each month thereafter. In addition, the right of repurchase will lapse in its entirety upon a termination of the employment under certain circumstances.

The third option became exercisable upon the closing of our initial public offering on June 29, 2015.  Pursuant to the terms of the agreement, the option is exercisable for a total of 103,025 shares of our common stock, which, together with the shares subject to the first option, represent 7.5% of the shares of common stock deemed to be outstanding at June 29, 2015 on a fully-diluted basis after giving effect to the number of shares subject to the third option.  Seventy-five percent (75%) of the shares subject to the third option are subject to a right of repurchase by us upon termination of Michael Step’s employment for any reason. This right of repurchase will lapse with respect to 1/36th of the total number of shares subject to the right of repurchase on the first day of each month following the date on which the third option first becomes exercisable. In addition, the right of repurchase will lapse in its entirety upon Michael Step’s termination of employment under certain circumstances.

Under the terms of the agreement, Michael Step will be entitled to receive certain payments in the event his employment is terminated under certain scenarios.

Andrew Ritter and Ira Ritter

On September 25, 2013, our Board of Directors approved the Executive Compensation Plan (the “Compensation Plan”), which was later amended in June 2015, setting forth the compensation to be paid to Andrew Ritter and Ira Ritter, our current President and also our former Chief Executive Officer, and Chief Strategic Officer (“CSO”), respectively, for their contributions to our company.  Pursuant to the amended terms of the Compensation Plan, effective June 29, 2015, the President’s salary increased to $310,000 per year and the CSO’s salary is $295,000 per year.  The President will also be entitled to receive up to $180,000 payable over a three year period for tuition reimbursement.  As of June 30, 2015, we accrued $121,000 for tuition reimbursement for our President.

Under the terms of the agreement, both the President and the CSO will be entitled to receive certain payments in the event their employment is terminated under certain scenarios.

Each executive received options to purchase up to 48,951 shares of our common stock (each referred to in this section as “Executive Options”) pursuant to the 2008 Stock Plan, which will vest based on specific performance conditions, described below.

Cash Bonus and Executive Options Performance Conditions

Pursuant to the amended terms of the Compensation Plan, we will review bonus opportunities annually for the President and the CSO based on achievement of specific performance as determined by us.  The initial target bonus opportunities are 40% and 35% of the base salary for the President and the CSO, respectively.

Under the Compensation Plan, each covered executive is entitled to the following cash payments and vests in Executive Options upon the satisfaction of the events described below:

•	FDA Meeting Bonus Opportunities. In April 2013, each executive received a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, 2,360 shares of the Executive Options vested and became exercisable as of the grant date of September 25, 2013. The balance of 1,136 shares vests ratably on a monthly basis beginning on September 30, 2013.

•	Clinical Trial Funding Commitment Bonus Opportunities. Each executive is entitled to receive a one-time cash bonus of $75,000 upon our receipt of a commitment by a third party to fund a Phase 2 or later clinical trial; provided, however, that no such bonus may be paid at any time we have less than $2,000,000 in available cash. In addition, upon the satisfaction of this milestone, 35% of 10,489 shares of the Executive Options will vest and become exercisable, with the balance of the 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. Each executive satisfied this performance condition on June 29, 2015 and was entitled to receive a bonus of $75,000. In addition, 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vests ratably on a monthly basis beginning July 31, 2015.

•	Fundraising Bonus Opportunities. Each executive is entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus will be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) may be paid at any time we have less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of the Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of the Executive Options will vest and become exercisable, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. Upon the closing of the initial public offering on June 29, 2015 raising approximately $17.4 million, net of offering costs, each executive was entitled to receive a bonus of $150,000. In addition, 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vests ratably on a monthly basis beginning July 31, 2015.

•	License Event Bonus Opportunities. Each executive is entitled to receive the following bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by our company from time to time during the term of the Compensation Plan by an/or any option to exclusively license such product candidate to a third party (referred to under the Compensation Plan as a “License Event”) with a minimum upfront payment to us of $2,000,000:

o	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined below) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon our receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Options will vest and become exercisable, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

o	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined below); provided, however that no such bonus may be paid at any time we have less than $1,000,000 in available cash. In addition, upon our receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

Notwithstanding any of the vesting provisions set forth above, the total potential number of Executive Options that may vest will not exceed 48,951 and the Executive Options will automatically terminate for any options for which a vesting date or performance condition has not been met by September 25, 2015.

For purposes of the Compensation Plan, the term “Initial Period License Payment” means the aggregate amount in cash received by us (not including any amount placed in escrow or subject to earn-outs, contingencies or other deferrals or earmarked to pay or reimburse us for research and development activities) in respect of the License Event over a 24 month period beginning on the closing date of such License Event (which period is referred to therein as the “Initial Period”). The term “Annual Excess Milestone Payments” means the amount in cash in excess of  $2,000,000 (not including any amounts placed in escrow or subject to earn-outs, contingencies or other deferrals) that is received by us in respect of any Post-Closing Milestones (as defined below) in each 12-month period beginning on the expiration of the Initial Period. The term “Post-Closing Milestones” means any post-closing payouts set forth in the definitive transaction documentation executed in connection with a License Event; provided, however, that such amounts will not include any amounts that are determined by the Board of Directors to comprise all or any portion of any upfront payment made in connection with a License Event and any royalty payment based on product sales.

The Compensation Plan provides that in the event that we enter into more than one License Event with respect to a single product candidate (i.e., for a separate field of use), then the proceeds of any such additional License Event will be included with the proceeds of the original License Event for purposes of meeting any of the financial thresholds set forth above. Under the terms of the Compensation Plan, receipt by the Company of more than one bona fide term sheet for a proposed License Event with respect to RP-G28 will result in the payment of an additional 10% of any cash bonus earned as Clinical Trial and Fundraising Bonus or a License Event Bonus.

Under the terms of the Compensation Plan, each executive is entitled to receive certain payments in the event their employment is terminated under certain scenarios.

On December 2, 2014, pursuant to the 2008 plan, we granted an aggregate of 453,413 options to the President and the CSO to purchase our common stock listed as follows:

(i)	20,979 fully vested options with an exercise price of $5.86; and

(ii)	432,434 options which vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months with an exercise price equal to $5.86 for the first 152,347 options covered thereby, $9.30 for the next 140,044 options covered thereby, and $13.23 for the remaining balance.

In addition, all non-employee directors will each be initially entitled to receive an option to acquire 1,398 shares of our common stock, which will vest annually over a three-year term from the grant date, and annually thereafter be entitled to receive an option to acquire 979 shares of our common stock, each of which will vest one year from the grant date.  As of June 30, 2015, no stock based compensation or cash compensation has been granted to the directors under this program.

Research and Development Arrangement

Effective July 24, 2015, we entered into an amended Clinical Supply and Cooperation Agreement (the “Amended Supply Agreement”) with Ricerche Sperimentali Montale SpA (“Ricerche”) and Inalco SpA (collectively, “RSM”). The Amended Supply Agreement amends certain terms of the Clinical Supply and Cooperation Agreement, dated December 16, 2009, amended on September 25, 2010 (the “Existing Supply Agreement”).

Under the Existing Supply Agreement, RSM granted us an exclusive worldwide option in a specified field and territory to assignment of all right, title and interest to a purified Galacto-oligosaccharides product (“Improved GOS”), the composition of matter of the Improved GOS and any information relating to the Improved GOS, including certain specified technical information and other intellectual property rights (the “Improved GOS IP”).  Pursuant to the amended terms, we may exercise the option by paying RSM $800,000 within ten days after the effective date of the Amended Supply Agreement. We exercised the option on July 30, 2015 and RSM is transferring the Improved GOS IP to us. Under the terms of the existing agreement, if a further option payment due in the future is not made, we may be required to return the Improved GOS IP to RSM.

The Amended Supply Agreement also provides that we must pay RSM $400,000 within 10 days following FDA approval of a new drug application for the first product owned or controlled by us using Improved GOS as its active pharmaceutical ingredient.  In addition, we agreed to purchase 350 kilos of Improved GOS for the sum of $250 per kilo for clinical supply of Improved GOS instead of $2,000 per kilo as under the Existing Supply Agreement.

In consideration for RSM entering into the Amended Supply Agreement, we will issue 100,000 shares of our common stock, par value $0.001 per share (the “Shares”), to RSM. The Shares are to be issued within 90 days of the effective date of the Amended Supply Agreement pursuant to a stock purchase agreement to be negotiated by the parties in good faith. The stock purchase agreement is to include a lock-up agreement by RSM in favor of us pursuant to which RSM will not be able to sell the Shares for a period ending on the earlier of (i) the public release by us of the final results of our Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of our Form 10-Q with the Securities and Exchange Commission for the fiscal quarter in which we receive the results of our Phase 2b/3 clinical trial of RP-G28.  We have not issued the shares to RSM as of August 4, 2015.

Off-Balance Sheet Arrangements

Through June 30, 2015, we do not have any off-balance sheet arrangements, as defined by applicable under Securities and Exchange Commission regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2015 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently involved in any legal matters arising in the normal course of business. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

Item 1A. Risk Factors.

This section discusses risk factors that may affect our business, operations, and financial condition. If any of these risks, as well as other risks and uncertainties that we have not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected and the value of our common stock could decline.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred net losses in each year since our inception. Currently, we have no products approved for commercial sale. As a result, our ability to reduce our losses and reach profitability is unknown, and we may never achieve or sustain profitability.

We have incurred net losses in each year since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had net losses of approximately $3.5 million and $677,000 for the six months ended June 30, 2015 and 2014, respectively, and had net cash used in operating activities of approximately $894,000 and $584,000 for the six months ended June 30, 2015 and 2014, respectively.

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our drug discovery research, preclinical development activities and clinical trials. We currently have no products that are approved for commercial sale. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, RP-G28, and other product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we begin our Phase 2b/3 and any Phase 3 clinical trials for RP-G28 for the reduction of symptoms associated with lactose intolerance and related activities required for regulatory approval of RP- G28. If RP-G28 or any of our other product candidates fails in clinical trials or does not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA or the EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of our product candidates. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We are currently advancing RP-G28 through clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. As of June 30, 2015, we have a total of approximately $19.7 million in cash. In addition to our currently available funds, we will need to secure additional financing following our initial public offering in order to complete clinical development and commercialize RP-G28 and to fund our operations generally. For instance, to complete the work necessary to file a new drug application, or NDA, and a Marketing Authorization Application, or MAA, for RP-G28 as a treatment for patients with lactose intolerance, which is currently anticipated to occur in 2019, we estimate that our RP-G28 clinical trials, and our planned clinical and nonclinical studies, as well as other work needed to submit RP-G28 for regulatory approval in the United States, Europe and other countries, will cost approximately $85 million, including the internal resources needed to manage the program. If the FDA or EMA requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA or MAA would likely be delayed.

We intend to use substantially all of the net proceeds from our recent initial public offering to fund (i) the continued clinical development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients, including implementing a Phase 2b/3 clinical trial and non-clinical development, (ii) expenses associated with the manufacture and product development of RP-G28, and (iii) the exploration of potential therapeutic indications and orphan indications. Any remaining amounts will be used for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. As such, the expected net proceeds from our initial public offering will not be sufficient to complete the clinical development of RP-G28, or any product candidates we may develop in the future. Accordingly, we will continue to require substantial additional capital beyond the expected proceeds of our initial public offering to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize RP-G28, and any other product candidates we may develop in the future.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of and timing of implementing a Phase 2b/3 clinical trial for RP-G28 for the reduction of symptoms associated with lactose intolerance in patients;
•	the willingness of the EMA or other regulatory agencies outside the United States to accept our Phase 2b/3 and any Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;
•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;
•	the ability of our product candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing and establishing commercialization and manufacturing capabilities;
•	market acceptance of our product candidates;
•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our need and ability to hire additional management and scientific and medical personnel;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

Some of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations through at least through the first quarter of 2017. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources along with the intended net proceeds from our initial public offering, to be sufficient to enable us to complete the commercialization of RP-G28, if approved, or to initiate any clinical trials or additional development work for other product candidates, other than as described above. See also “Use of Proceeds.” Accordingly, we expect that we will need to raise additional funds in the future.

We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional funding may not be available to us on acceptable terms or at all.

To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is not able to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

Our financial condition and operating results have varied significantly since our formation and are expected to continue to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control.

Our operations since 2010 have been limited to developing our technology and undertaking preclinical studies and clinical trials of our lead product candidate, RP-G28. We have not yet obtained regulatory approvals for RP-G28, or any other product candidate. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had approved products on the market. Our financial condition and operating results have varied significantly since our formation and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development, including our ability to receive approval from the FDA and the EMA for RP-G28 for the reduction of symptoms associated with lactose intolerance in patients based on our Phase 2b/3 and any Phase 3 trials of RP-G28, and our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients;
•	delays in the commencement, enrollment and timing of clinical trials;
•	difficulties in identifying and treating patients suffering from our target indications;
•	the success of our clinical trials through all phases of clinical development, including our Phase 2b/3 and any Phase 3 trials of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	our ability to obtain additional funding to develop our product candidates;
•	our ability to identify and develop additional product candidates;

•	market acceptance of our product candidates;
•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
•	our ability to adhere to clinical study requirements directly or with third parties such as contract research organizations, or CROs;
•	our dependency on third-party manufacturers to manufacture our products and key ingredients;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of potential intellectual property litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	potential product liability claims.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Risks Relating to Regulatory Review and Approval of Our Product Candidates

We are substantially dependent on the success of our current product candidate, RP-G28.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. We currently invest nearly all of our efforts and financial resources in the research and development of RP-G28, which is currently our only product candidate. Our business currently depends entirely on the successful development and commercialization of RP-G28.

We cannot be certain that RP-G28 will receive regulatory approval, and without regulatory approval we will not be able to market RP-G28 as a prescription drug.

The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States, the EMA in Europe, and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of a NDA from the FDA or a MAA from the EMA, respectively. We have not submitted any marketing applications for RP-G28.

NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. If we submit a NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions, such as the EMA, have their own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any of our product candidates may be withdrawn.

We have completed one Phase 2a trial for RP-G28. Before we submit a NDA to the FDA or a MAA to the EMA for RP-G28 for the treatment of pain and the reduction in the frequency of symptomatic episodes of lactose intolerance, we must successfully complete a Phase 2b/3 trial and Phase 3 trials. Following analysis of the Phase 2a clinical trial, discussions with the FDA during the Type C meeting in 2013 about our clinical development plan, and further discussions with our regulatory consultants, we intend to conduct our planned Phase 2b clinical trial as an adaptive design Phase 2b/3 clinical trial. A trial that is designed as an adaptive seamless clinical trial refers to a trial that combines the objectives of what are typically separate trials into a single uninterrupted trial with multiple objectives.

Neither the FDA nor any other comparable governmental agency has considered this Phase 2b/3 study or our current development plan for RP-G28, and we do not intend to request a meeting with the FDA to discuss these matters. Regulatory authorities in the United States and Europe have both published guidance documents on the use and implementation of adaptive design trials. These documents include description of adaptive trials and include a requirement for prospectively written standard operating procedures and working processes for executing adaptive trials and a recommendation that sponsor companies engage with CROs that have the necessary experience in running such trials. In addition, the regulations governing INDs are extensive and involve numerous notification requirements including that, generally, an IND supplement must be submitted to and cleared by the FDA before a sponsor or an investigator may make any change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. We intend to comply with these requirements and believe we will need to submit an IND supplement containing amended protocols for the Phase 2b/3 adaptive trial. There can be no assurance that the FDA will provide clearance for an amended IND for a Phase 2b/3 trial in a timely manner, if at all, and that this trial and other trials will not be delayed or disrupted as a result.

In addition, guidelines adopted by the FDA and established by the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) require nonclinical studies that specifically address female fertility to be completed before the inclusion of women of child bearing potential in large-scale or long-duration clinical trials (e.g., Phase 3 trials). In the United States, such assessments of embryo-fetal development can be deferred until before Phase 3 using precautions to prevent pregnancy in clinical trials. As the FDA recommended in their June 28, 2010 advice letter, we will continue to evaluate females of child-bearing potential who are willing to use appropriate contraception throughout the duration of any study. To support any Phase 3 study, we plan to perform ICH-compliant embryo- fetal developmental toxicology studies (in two species) and the ICH-recommended standard battery of genotoxicity tests using RP-G28. We also intend to perform work on the characterization of compounds and analytical specifications for RP-G28. The design of our Phase 2b/3 trial will need to account for these FDA and ICH requirements, and we may need to complete all nonclinical studies that specifically address female fertility before we complete a Phase 2b/3 clinical trial. We cannot predict whether our future trials and studies will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date.

If we are unable to obtain approval from the FDA, the EMA or other regulatory agencies for RP-G28, or if, subsequent to approval, we are unable to successfully commercialize RP-G28, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

Any statements in this document indicating that RP-G28 has demonstrated preliminary evidence of efficacy are our own and are not based on the FDA’s or any other comparable governmental agency’s assessment of RP- G28 and do not indicate that RP-G28 will achieve favorable efficacy results in any later stage trials or that the FDA or any comparable agency will ultimately determine that RP-G28 is effective for purposes of granting marketing approval.

The FDA and other regulatory agencies outside the United States, such as the EMA, may not agree to our proposed endpoint for approval of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients, in which case we would need to complete an additional clinical trial in order to seek approval outside the United States.

During our Type C Meeting with the FDA in February 2013, we had proposed that future studies with RP- G28 in subjects with lactose intolerance would utilize a total lactose intolerance symptom score, measured by a patient reporting instrument that we were going to develop, as the primary, stand-alone endpoint. However, based on RP-G28’s mechanism of action, data from the Phase 2a clinical study, further research conducted after the Type C Meeting with the FDA along with FDA guidance and products under the review of the Division of Gastroenterology and Inborn Errors Products, we now intend to use abdominal pain, measured by an 11-point validated scale, as the primary endpoint for the Phase 2b/Phase 3 study that assesses RP-G28 for the management of lactose intolerant patients with moderate to severe abdominal pain associated with lactose intake. We believe that evaluation of abdominal pain is a reliable clinical assessment of treatment response and treatment benefit in a lactose intolerant patient. Although no FDA-approved product exists for lactose intolerance, the use of a pain scale as a primary endpoint has been used as a validated primary measurement in many approved products, including other gastrointestinal products used to treat diseases such as Irritable Bowel Syndrome (IBS). We have not consulted with the FDA about our intent to use abdominal pain as a primary endpoint or our plan to convert our Phase 2b clinical trial into an adaptive design Phase 2b/3 pivotal clinical trial.

We do not know if the FDA, the EMA or regulatory authorities in other countries will agree with our final primary endpoint for approval of RP-G28. The FDA, the EMA and regulatory authorities in other countries in which we may seek approval for and market RP-G28, may require additional nonclinical studies and/or clinical trials prior to granting approval. It may be expensive and time consuming to conduct and complete additional nonclinical studies and clinical trials that the EMA and other regulatory authorities may require us to perform. As such, any requirement by the EMA or other regulatory authorities that we conduct additional nonclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive regulatory approval of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients, the labeling for RP-G28 in the United States, Europe or other countries in which we seek approval may include limitations that could impact the commercial success of RP-G28.

The results from our planned Phase 2b/3 trial with adaptive design may not be sufficiently robust to support the submission of marketing approval for RP-G28.

We intend to conduct our planned Phase 2b clinical trial as an adaptive design seamless Phase 2b/3 clinical trial. We do not intend to meet with the FDA to discuss the Phase 2b/3 study design or current development plan for RP-G28. The FDA standard for traditional approval of a drug generally requires two well-controlled Phase 3 studies. If the FDA disagrees with our choice of primary endpoint for our Phase 2b/3 trial or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA may not recognize the Phase 2b/3 trial as one of the required pivotal trials required for FDA approval. If the FDA or other regulatory authorities do not recognize this trial as a pivotal trial, we would incur increased costs and delays in the marketing approval process, which would require us to expend more resources than we have available.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for RP-G28 or our other product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of RP-G28 or other product candidates we may develop in the future. Although we anticipate that the net proceeds from our initial public offering, together with existing cash, and interest on our cash balances, will be sufficient to fund our projected operating requirements through the completion of the Phase 2b/3 and any Phase 3 trials of RP-G28, we may not be able to complete these trials on time or we may be required to conduct additional clinical trials or nonclinical studies not currently planned to receive approval for RP-G28 as a treatment for lactose intolerance. The commencement, enrollment and completion of clinical trials may be delayed or suspended for a variety of reasons, including:

•	inability to obtain sufficient funds required for a clinical trial;
•	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;
•	discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials;
•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;
•	inability to obtain approval from institutional review boards, or IRBs, to conduct a clinical trial at their respective sites;
•	severe or unexpected drug-related adverse effects experienced by patients;
•	inability to timely manufacture sufficient quantities of the product candidate required for a clinical trial;
•	difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indications as our product candidates;
•	inability to get FDA approval of our end points; and
•	inability to retain enrolled patients after a clinical trial is underway.

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In addition, a clinical trial may be suspended or terminated at any time by us, our future collaborators, the FDA or other regulatory authorities due to a number of factors, including:

•	our failure or the failure of our potential future collaborators to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;
•	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and
•	a breach of the terms of any agreement with, or for any other reason by, future collaborators who have responsibility for the clinical development of our product candidates.

In addition, if we or any of our potential future collaborators are required to conduct additional clinical trials or other nonclinical studies of our product candidates beyond those contemplated, our ability to obtain regulatory approval of these product candidates and to generate revenue from their sales would be similarly harmed.

Clinical failure can occur at any stage of clinical development. The results of earlier clinical trials are not necessarily predictive of future results and any product candidate we or our potential future collaborators advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2b and/or Phase 3 clinical trials, including adaptive seamless clinical trials even after seeing promising results in earlier clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well-advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts.

If RP-G28, or any of our other product candidates, is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed. For example, if the results of our Phase 2b/3 and any Phase 3 trials of RP-G28 do not achieve the primary efficacy endpoints or demonstrate expected safety, the prospects for approval of RP-G28 would be materially and adversely affected.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our potential future collaborators may conduct will demonstrate the consistent or adequate efficacy and safety that would be required to obtain regulatory approval and market RP-G28. The adaptive Phase 2b/3 clinical trial for RP-G28 that we intend to conduct may not be deemed to be a pivotal trial by the FDA or may not provide sufficient support for NDA approval. The FDA may require us to make changes to the proposed study design for this adaptive trial or may require us to conduct one or more additional clinical trials, possibly involving a larger sample size or a different clinical trial design, or may require longer follow-up periods, particularly if the FDA does not find the results from an adaptive Phase 2b/3 clinical trial to be sufficiently persuasive as one of the required pivotal trials required for FDA approval. If we are unable to bring RP-G28 to market, our ability to create long-term stockholder value will be limited.

Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Unforeseen side effects from RP-G28, or other product candidates we may develop in the future, could arise either during clinical development or, if approved, after the approved product has been marketed. The most common side effects observed in clinical trials of RP-G28 were headache (nine out of 57), nausea (three out of 57), upper respiratory tract infection, nasal congestion, and pain (two out of 57). No patients were withdrawn from the study for these side effects.

The results of future clinical trials may show that RP-G28 causes undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings.

If RP-G28, or any other product candidate we develop in the future, receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such product:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	we may be subject to limitations on how we may promote the product;
•	sales of the product may decrease significantly;
•	regulatory authorities may require us to take our approved product off the market;
•	we may be subject to litigation or product liability claims; and
•	our reputation may suffer.

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used.

Market acceptance and sales of RP-G28, or any other product candidates we develop in the future, if approved, will depend on reimbursement policies and may be affected by, among other things, future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for RP-G28 or any other product candidates that we may develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize RP-G28, or other product candidates that we develop.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain in the United States. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of RP-G28, and any other product candidates that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the ACA, became law in the United States. The goal of the ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of RP-G28 or any other product candidates that we may develop. In addition, some members of the U.S. Congress have been seeking to overturn at least portions of the legislation and we expect they will continue to review and assess this legislation and alternative health care reform proposals. We cannot predict whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of RP-G28, one of our U.S. patents may be eligible for a limited Patent Term Extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (which is sometimes referred to as the “Hatch-Waxman Act”), provided our U.S. patent claims a method of treating lactose intolerance that is approved by the FDA. The Hatch-Waxman Act, 35 U.S.C. §156, permits a patent extension of up to five years as compensation for patent term lost during the FDA regulatory review process. The scope of protection afforded by the patent during the extended term is not commensurate with the scope of the unextended portion of the patent; for example, the “rights derived” from a method of use patent during the extended period are “limited to any use claimed by the patent and approved for the product.” 35 U.S.C. §156(b)(2). We may not be granted an extension because of, for example, failing to apply for the extension within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable statutory and/or regulatory requirements including, for example, the requirement that the patent to be extended “claim” the approved product or a method of using the approved product. Moreover, the applicable period of extension could be less than we request. If we are unable to obtain patent term extension or if the term of any such extension is shorter than we request, the period during which we will be able to exclude others from marketing their versions of our product will be shortened and our competitors may obtain approval of generic products following our patent expiration, and our revenue could be reduced, possibly materially. Similar concerns are associated with obtaining Supplemental Protection Certificates (SPCs) of certain patents issued in Europe and owned by Inalco, to which we have an exclusive options of assignment, based upon patent terms lost during European regulatory review processes. In the event that we are unable to obtain any patent term extension, the issued patents for RP-G28 are expected to expire in 2030, assuming they withstand any challenge toothier validity and/or patentability.

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. Other jurisdictions such as Europe have similar laws. These laws include false claims and anti-kickback statutes. If we market our products and our products are paid for by governmental programs, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service covered by Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers or formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Most states also have statutes or regulations similar to the federal anti-kickback law and federal false claims laws, which apply to items and services covered by Medicaid and other state programs, or, in several states, apply regardless of the payor. Administrative, civil and criminal sanctions may be imposed under these federal and state laws.

Over the past few years, a number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates.

Any delay or disruption in the manufacture and supply of RP-G28 may negatively impact our operations.

We do not intend to manufacture the pharmaceutical products that we plan to sell. We currently have agreements with contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of sufficient quantities of drug product for our Phase 2b/3 and any Phase 3 trials of RP-G28 and the other trials and nonclinical studies that we believe we will need to conduct prior to seeking regulatory approval. However, we do not have agreements for commercial supplies of RP-G28 and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize RP-G28 if it is approved.

Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the possibility that we are unable to enter into a manufacturing agreement with a third party to manufacture our product candidates;
•	the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and
•	the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer.

Any of these factors could cause the delay of approval or commercialization of our product candidates, cause us to incur higher costs or prevent us from commercializing our product candidates successfully. Furthermore, if RP-G28 or other product candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the government agencies that regulate our products. In the event we do need to identify alternative manufacturing partners, we may have to secure licenses to manufacturing and/or purification technologies, including third-party patent licenses, to allow us to manufacture RP-G28 that is suitable for the late-stage regulatory review process and/or adequate to manufacture commercial quantities of RP-G28.

If the FDA and EMA and other regulatory agencies do not approve the manufacturing facilities of our future contract manufacturers for commercial production, we may not be able to commercialize any of our product candidates.

The facilities used by any contract manufacturer to manufacture RP-G28, or other product candidates we may develop in the future, must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conform to our specifications and current good manufacturing practice requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls.

Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

RP-G28 and any other product candidates we develop in the future, if approved, will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMPs. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us or our potential future collaborators to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	impose other administrative or judicial civil or criminal penalties;
•	withdraw regulatory approval;
•	refuse to approve pending applications or supplements to approved applications filed by us or our potential future collaborators;
•	impose restrictions on operations, including costly new manufacturing requirements; or
•	detain, seize and/or condemn and destroy products.

Risks Relating to the Commercialization of Our Products

Even if approved, our product candidates may not achieve broad market acceptance among physicians, patients and healthcare payors, and as a result our revenues generated from their sales may be limited.

The commercial success of RP-G28, if approved, will depend upon its acceptance among the medical community, including physicians, health care payors and patients. The degree of market acceptance of RP-G28, or other product candidates we may develop in the future, will depend on a number of factors, including:

•	limitations or warnings contained in our product candidates’ FDA-approved labeling;
•	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for such product candidates;
•	limitations in the approved clinical indications for such product candidates;
•	demonstrated clinical safety and efficacy compared to other products;
•	lack of significant adverse side effects;
•	sales, marketing and distribution support;
•	availability of reimbursement from managed care plans and other third-party payors;
•	timing of market introduction and perceived effectiveness of competitive products;
•	the degree of cost-effectiveness;
•	availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;
•	enforcement by the FDA and EMA of laws and rulings that prohibit the illegal sale of RP-G28 (or any other product candidate) as a dietary supplement;
•	the extent to which our product candidates are approved for inclusion on formularies of hospitals and managed care organizations;
•	whether our product candidates are designated under physician treatment guidelines for the treatment of or reduction of symptoms associated with the indications for which we have received regulatory approval;
•	adverse publicity about our product candidates or favorable publicity about competitive products;

•	convenience and ease of administration of our product candidates; and
•	potential product liability claims.

If our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, patients, the medical community and healthcare payors, sufficient revenue may not be generated from these products and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

We have no internal sales, distribution and/or marketing capabilities at this time and we will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.

We have no internal sales, distribution and/or marketing capabilities at this time. To develop these capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that RP-G28 will be approved. For product candidates for which we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including:

•	we or our third-party sales collaborators may not be able to attract and build an effective marketing or sales force;
•	the cost of securing or establishing a marketing or sales force may exceed the revenues generated by any products; and
•	our direct sales and marketing efforts may not be successful.

We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop RP-G28 or other product candidates and our financial condition and operating results.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we may seek to enter into collaborations with companies that have more experience. Additionally, if RP-G28, or any other product candidate we develop in the future, receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to our unlicensed territories. If we are unable to enter into arrangements on acceptable terms, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates.

When we collaborate with a third party for the development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. For example, we may relinquish the rights to RP-G28 in jurisdictions outside of the United States. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a product candidate or research program under a collaboration arrangement, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our product candidates, we would face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

The Company’s pipeline of product candidates beyond RP-G28 is limited.

We intend to develop and commercialize drug candidates in addition to RP-G28 through our research program. Even if we are successful in completing preclinical and clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease, we cannot be certain that we will be able to develop and receive regulatory approval for other drug candidates for the treatment of other forms of that disease or other diseases. If we fail to develop and commercialize RP-G28 for the reduction of symptoms associated with lactose intolerance, we will not be successful in developing a pipeline of potential drug candidates to follow RP-G28, and our business prospects could be significantly limited.

Risks Relating to Our Business and Strategy

We may face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

Although we know of no other drug candidates in advanced clinical trials for treating lactose intolerance, the biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have potential competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of these potential competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, these potential competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include microbiome based development companies: Second Genome, Inc., Seres Health, Inc., Enterome SA, Vedanta Biosciences, Inc., and Microbiome Therapeutics, LLC. In addition, many universities and private and public research institutes may become active in our target disease areas. These potential competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than RP-G28 or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our and our potential strategic collaborators’ clinical trials and preclinical studies;
•	our ability to recruit and enroll patients for our clinical trials;
•	the efficacy, safety and reliability of our product candidates;
•	the speed at which we develop our product candidates;
•	our ability to design and successfully execute appropriate clinical trials;
•	our ability to maintain a good relationship with regulatory authorities;
•	the ability to get FDA approval of our end points;
•	the timing and scope of regulatory approvals, if any;
•	our ability to commercialize and market any of our product candidates that receive regulatory approval;
•	the price of our products;

•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
•	our ability to protect intellectual property rights related to our products;
•	our ability to manufacture and sell commercial quantities of any approved products to the market; and
•	acceptance of our product candidates by physicians and other health care providers.

If our competitors market products that are more effective, safer or less expensive than ours, or that reach the market sooner than ours, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We outsource substantial portions of our operations to third-party service providers, including the conduct of preclinical studies and clinical trials, collection and analysis of data, and manufacturing. Our agreements with third-party service providers and CROs are on a study-by-study and project-by-project basis. Typically, we may terminate the agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, any CRO that we retain will be subject to the FDA’s and EMA’s regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to applicable governing practices and standards, the development and commercialization of our product candidates could be delayed or stopped, which could severely harm our business and financial condition.

Because we have relied on third parties, our internal capacity to perform these functions is limited to management oversight. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. Although we have not experienced any significant difficulties with our third-party contractors, it is possible that we could experience difficulties in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be adversely affected, and we may be subject to the imposition of civil or criminal penalties if their conduct of clinical trials violates applicable law.

A variety of risks associated with our possible international business relationships could materially adversely affect our business.

We may enter into agreements with other third parties for the development and commercialization of RP- G28, or other product candidates we develop in the future, in international markets. International business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

•	differing regulatory requirements for drug approvals internationally;
•	potentially reduced protection for intellectual property rights;
•	potential third-party patent rights in the United States and/or in countries outside of the United States;

•	the potential for so-called “parallel importing,” which is what occurs when a local seller, faced with relatively high local prices, opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;
•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;
•	taxes in other countries;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees or consultants with the expertise and experience we will require;
•	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;
•	develop a marketing and sales infrastructure; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.

We may not be able to attract or retain qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on the development, regulatory, commercialization and business development expertise of Michael D. Step, our Chief Executive Officer, Andrew J. Ritter, our Founder and President, and Ira E. Ritter, our Executive Chairman and Chief Strategic Officer. If we were to lose one or more of these key employees, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers may terminate their employment at any time. Replacing any of these persons would be difficult and could take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully.

There is also a risk that other obligations could distract our officers and employees, including any of our other part-time employees, from our business, which could have negative impact on our ability to effectuate our business plans.

In addition, we have scientific and clinical advisors and consultants who assist us in formulating our research, development and clinical strategies. Competition to hire and retain consultants from a limited pool is intense. Further, because these advisors are not our employees, they may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, and typically they will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, and the related rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

We have begun implementing our system of internal controls over financial reporting and preparing the documentation necessary to perform the evaluation needed to comply with Section 404(a) of the Sarbanes-Oxley Act. However, we anticipate that we will need to retain additional finance capabilities and build our financial infrastructure as we transition to operating as a public company, including complying with the requirements of Section 404 of the Sarbanes-Oxley Act. As we begin operating as a public company following our initial public offering, we will continue improving our financial infrastructure with the retention of additional financial and accounting capabilities, the enhancement of internal controls and additional training for our financial and accounting staff.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of  (i) the last day of the fiscal year in which we have total annual gross revenues of  $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Until we are able to expand our finance and administrative capabilities and establish necessary financial reporting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures or comply with the Sarbanes-Oxley Act or existing or new reporting requirements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with health care fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted an employee handbook, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our potential future collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	withdrawal of clinical trial participants;
•	termination of clinical trial sites or entire trial programs;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	decreased demand for our product candidates and loss of revenues;
•	impairment of our business reputation;
•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize our product candidates.

We expect to obtain product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we intend to conduct clinical trials at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability ($2 million coverage), employment practices liability, workers’ compensation, and directors’ and officers’ insurance at levels we believe are typical for a company in our industry and at our stage of development. We do not currently carry clinical trial liability insurance or products liability insurance, but we are currently seeking to purchase such insurance and we expect to obtain such insurance prior to the beginning our clinical trials at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

If we engage in an acquisition, reorganization or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;
•	incur substantial debt that may place strains on our operations;
•	spend substantial operational, financial and management resources to integrate new businesses, technologies and products;
•	assume substantial actual or contingent liabilities;
•	reprioritize our development programs and even cease development and commercialization of our product candidates; or
•	merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash and/or shares of the other company on terms that certain of our stockholders may not deem desirable.

Although we intend to evaluate and consider acquisitions, reorganizations and business combinations in the future, we have no agreements or understandings with respect to any acquisition, reorganization or business combination at this time.

Risks Relating to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on obtaining, maintaining and enforcing patent protection and on developing, preserving and enforcing current trade secret protection. In particular, it will depend in part on our ability to obtain, maintain and enforce patents, especially those related to methods of using our current product, RP-G28, and other future drug candidates, and those related to the methods used to develop and manufacture our products, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents (and/or trade secrets) that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will withstand subsequent challenges to their validity and or patentability, or if they will be commercially useful in protecting our product candidates, discovery programs and processes. Furthermore, we cannot be sure that our existing patents and patent applications will embrace (or “claim”) the particular uses for RP-G28 that will be approved by FDA.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.

No consistent policy regarding the patentability and/or validity of patent claims related to pharmaceutical patents has emerged, to date, in the United States or in most jurisdictions outside of the United States. Changes in either the patent laws (be they substantive or procedural) or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that will issue or will be enforceable in the patents that have or may be issued from the patents and applications we currently own or may in the future own or license from third parties. Further, if any patents we obtain, or to which we obtain licenses, are deemed invalid, unpatentable and unenforceable, our ability to commercialize or license our technology could be adversely affected.

In the future others may file patent applications covering products, uses for products, and manufacturing techniques and related technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us in the future, or that we or our licensors will not be involved in interference, opposition, inter partes review or invalidity proceedings before U.S. or non-U.S. patent offices or courts.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to develop a platform similar to, or better than, ours in a way that is not covered by the claims of our patents;
•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our patents;
•	others may be able to manufacture compounds that are similar or identical to our product candidates using processes that are not covered by the claims of our method of making patents;
•	others may obtain regulatory approval for uses of compounds, similar or identical to our product, that are not covered by the claims of our method of use patents;
•	we may not be able to obtain licenses for patents that are essential to the process of making the product;
•	we might not have been the first to make the inventions covered by our pending patent applications;
•	we might not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	any patents that we obtain may not provide us with any competitive advantages;
•	we may not develop additional proprietary technologies that are patentable; or
•	the patents of others may have an adverse effect on our business.

Patents covering methods of using RP-G28 expire in 2030 if the appropriate maintenance fee renewal, annuity, or other government fees are paid, unless a patent term extension based on regulatory delay is obtained. We expect that expiration in 2030 of some of our method-of-use patents covering use of RP-G28 for treating lactose intolerance will have a limited impact on our ability to protect our intellectual property in the United States, where we have additional issued patents covering this use that extend until 2030. In other countries, our pending patent applications covering use of RP-G28 for treating other indications, if issued, would expire in 2030. We will attempt to mitigate the effect of patent expiration by seeking data exclusivity, or the foreign equivalent thereof, in conjunction with product approval, as well as by filing additional patent applications covering improvements in our intellectual property.

We expect that the other patent applications for the RP-G28 portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire in 2030. We own pending applications in the United States and Europe covering RP-G28 analogs, and uses of such analogs as therapeutics to treat a variety of disorders, including lactose intolerance. Patent protection, to the extent it issues, would be expected to extend to 2030, unless a patent term extension based on regulatory delay is obtained.

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of our product candidates or methods involving these candidates in the parent patent application. We plan to pursue divisional patent applications or continuation patent applications in the United States and other countries to obtain claim coverage for inventions which were disclosed but not claimed in the parent patent application.

We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

RP-G28 does not have composition of matter patent protection.

Although we own certain patents and patent applications with claims directed to specific methods of using RP-G28 to treat lactose intolerance, RP-G28 has no composition of matter patent protection in the United States or elsewhere. As a result, we may be limited in our ability to list our patents in the FDA’s Orange Book if the use of our product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of RP-G28 and/or method of use patents. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that FDA may approve alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses that are not covered by our patents would limit our ability to generate revenue from the sale of RP-G28, if approved for commercial sale. Off-label sales would limit our ability to generate revenue from the sale of RP- G28, if approved for commercial sale.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company may seek a post grant review (including inter parte review) of our patents, and has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits and administrative proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court or administrative body will decide that such patents are not valid or unpatentable and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity/patentability of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have recently articulated and/or modified certain tests used by the U.S. Patent and Trademark Office, or USPTO, in assessing patentability and by the courts in assessing validity and claim scope, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood that others may succeed in challenging any patents we obtain or license.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products, our methods of manufacture, or our uses of RP-G28 (or our other product candidates), will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization collaborators are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization collaborators are infringing the third party’s patents and would order us or our collaborators to stop the activities covered by the patents. In that event, we or our commercialization collaborators may not have a viable way around the patent and may need to halt commercialization of the relevant product. In addition, there is a risk that a court will order us or our collaborators to pay the other party damages for having violated the other party’s patents. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The scope of coverage of a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, the patentee would need to demonstrate, by a preponderance of the evidence that our products or methods infringe the patent claims of the relevant patent, and we would need to demonstrate either that we do not infringe or, by clear and convincing evidence, that the patent claims are invalid; we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

•	some patent applications in the United States may be maintained in secrecy until the patents are issued;
•	patent applications in the United States are typically not published until at least 18 months after the earliest asserted priority date; and
•	publications in the scientific literature often lag behind actual discoveries.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies and this outside firm has systems in place to ensure compliance on payment of fees. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers. If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Failure to secure trademark registrations could adversely affect our business.

We have not developed a trademark for our RP-G28 product. Hence, we do not currently own any actual or potential trademark rights associated with our RP-G28 product. If we seek to register additional trademarks, including trademarks associated with our RP-G28 product, our trademark applications may not be allowed for registration or our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

Risks Relating to Our Common Stock

An active trading market may not develop or be sustained following our initial public offering.

Prior to our initial public offering, there was no public market for our common stock. An active trading market may not develop as a result of our initial public offering or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our share price may be volatile, which could subject us to securities class action litigation and prevent you from being able to sell your shares at or above your purchase price.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of our clinical trials;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•	competition from existing products or new products that may emerge;
•	announcements by us, our potential future collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions or departures of key management or scientific personnel;
•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	market conditions for biopharmaceutical stocks in general; and
•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We have three significant stockholders, which will limit your ability to influence corporate matters and may give rise to conflicts of interest.

Javelin Venture Partners I SPV I, LLC, or Javelin I, Javelin Venture Partners, L.P., or Javelin, and Stonehenge Partners LLC, or Stonehenge, are our largest stockholders. Javelin I is beneficially own shares representing approximately [8.0%] of our common stock, Javelin beneficially own shares representing approximately [27.4%] of our common stock, and Stonehenge beneficially own shares representing 10.5% of our common stock. Accordingly, Javelin I, Javelin and Stonehenge may exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of our common stock or our directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.  Furthermore, the interests of Javelin I, Javelin and Stonehenge may not always coincide with your interests or the interests of other stockholders and Javelin I, Javelin and Stonehenge may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Being a public company will increase our expenses and administrative burden.

As a public company, we will incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, as a public company, we will bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.  In addition, laws, regulations and standards applicable to public companies relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and NASDAQ, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of  (i) the last day of the fiscal year in which we have total annual gross revenues of  $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We had 7,788,028 outstanding shares of common stock based on the number of shares outstanding as of June 30, 2015. Of these shares, 4,000,000 shares may be resold in the public market immediately and the remaining 3,788,028 shares are currently restricted under securities laws or as a result of lock-up agreements. We also intend to register all shares of common stock that we may issue under our equity compensation plans.

Future sales and issuances of our common stock or rights to purchase common stock pursuant to our equity incentive plans could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of shares for future sale will have on the market price of our common stock.

As of June 30, 2015, we had options to purchase 1,890,824 shares outstanding under our stock plans. Sales of shares granted under our equity incentive plans may result in material dilution to our existing stockholders, which could cause our share price to fall.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our failure to meet the continued listing requirements of NASDAQ could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of NASDAQ, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions provide that:

•	the authorized number of directors can be changed only by resolution of our board of directors;
•	our bylaws may be amended or repealed by our board of directors or our stockholders;
•	stockholders may not call special meetings of the stockholders or fill vacancies on the board of directors;
•	our board of directors is authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;
•	our stockholders do not have cumulative voting rights, and therefore our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors; and
•	our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful stockholder claims against us and may reduce the amount of money available to us.

As permitted by Section 102(b)(7) of the DGCL, our amended and restated certificate of incorporation limits the liability of our directors to the fullest extent permitted by law. In addition, as permitted by Section 145 of the DGCL, our restated certificate of incorporation and our amended and restated bylaws provide that we shall indemnify, to the fullest extent authorized by the DGCL, each person who is involved in any litigation or other proceeding because such person is or was a director or officer of our company or is or was serving as an officer or director of another entity at our request, against all expense, loss or liability reasonably incurred or suffered in connection therewith. Our amended and restated certificate of incorporation provides that the right to indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition, provided, however, that such advance payment will only be made upon delivery to us of an undertaking, by or on behalf of the director or officer, to repay all amounts so advanced if it is ultimately determined that such director is not entitled to indemnification. If we do not pay a proper claim for indemnification in full within 60 days after we receive a written claim for such indemnification, except in the case of a claim for an advancement of expenses, in which case such period is 20 days, our restated certificate of incorporation and our restated bylaws authorize the claimant to bring an action against us and prescribe what constitutes a defense to such action.

Section 145 of the DGCL permits a corporation to indemnify any director or officer of the corporation against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director or officer of the corporation, if such person acted in good faith and in a manner that he reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if he or she had no reason to believe his or her conduct was unlawful. In a derivative action, (i.e., one brought by or on behalf of the corporation), indemnification may be provided only for expenses actually and reasonably incurred by any director or officer in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be provided if such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine that the defendant is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

The rights conferred in the restated certificate of incorporation and the restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons. We have entered into or plan to enter into indemnification agreements with each of our officers and directors.

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty as directors by shifting the burden of such losses and expenses to us. Although we plan to increase the coverage under our directors’ and officers’ liability insurance, certain liabilities or expenses covered by our indemnification obligations may not be covered by such insurance or the coverage limitation amounts may be exceeded. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to stockholders who may choose to bring a claim against our company.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the market price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2014, we had federal net operating loss carryforwards, or NOLs, of approximately $9.7 million which begin to expire in 2028. Our ability to utilize our NOLs may be limited under Section 382 and 383 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Although we have not undergone a Section 382 analysis, it is possible that the utilization of the NOLs, could be substantially limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 24, 2015, the Company’s registration statement on Form S-1 (File No. 333-202924) relating to its initial public offering of its common stock was declared effective by the SEC. The initial public offering closed on June 29, 2015, and 4,000,000 shares of common stock were sold at an initial public offering price of $5.00 per share, for aggregate gross proceeds to the Company of $20 million and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.4 million.

There has been no material change in the planned use of proceeds as described in the registration statement for our initial public offering.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015
3.2	Amended and Restated Bylaws of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.2	7/1/2015
10.1	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter
10.2	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter
10.3	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter
10.4	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2015	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Michael D. Step
Name: Michael D. Step
Title: Chief Executive Officer

