Form 10-Q
period 2015-09-30
RITTER PHARMACEUTICALS INC
filed 2015-11-10
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number: 001-37428

RITTER PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	20-1295171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1880 Century Park East, Suite 1000
Los Angeles, CA 90067
(Address and zip code of principal executive offices)

1801 Century Park East #1820
Los Angeles, CA 90067
(Former address of principal executive offices)

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

  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2015, there were 7,792,433 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,244,741	$2,747,248
Prepaid expenses	303,073	57,115
Total current assets	16,547,814	2,804,363
Other assets	15,624	10,331
Deferred offering costs	-	143,454
Property and equipment, net	14,250	5,172
Total Assets	$16,577,688	$2,963,320

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$836,953	$1,083,597
Accrued expenses	296,109	168,635
Other liablities	-	2,518
Total current liabilities	1,133,062	1,254,750

Preferred stock subject to redemption, $0.001 par value; no shares authorized, issued and outstanding as of September 30, 2015; 16,378,646 shares authorized, 13,399,668 shares issued and outstanding as of December 31, 2014	-	16,203,612

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015; 8,887,500 shares authorized, issued and outstanding as of December 31, 2014	-	8,888
Common stock, $0.001 par value; 25,000,000 shares authorized, 7,792,433 shares issued and outstanding as of September 30, 2015; 50,000,000 shares authorized, 465,378 shares issued and outstanding as of December 31, 2014	7,792	465
Additional paid-in capital	40,296,961	3,399,924
Accumulated deficit	(24,860,127)	(17,904,319)
Total stockholders’ equity (deficit)	15,444,626	(14,495,042)
Total Liabilities and Stockholders’ Equity (Deficit)	$16,577,688	$2,963,320

See accompanying notes to unaudited condensed financial statements

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operating costs and expenses
Research and development	$1,505,116	$57,745	$1,584,086	$69,161
Patent costs	47,611	29,891	160,033	94,055
General and administrative	1,555,938	166,301	4,860,676	763,388
Total operating costs and expenses	3,108,665	253,937	6,604,795	926,604
Operating loss	(3,108,665)	(253,937)	(6,604,795)	(926,604)

Other income (expense)
Interest income (expense), net	18,853	(12,471)	23,157	(17,210)
Other income	9,590	-	16,682	-
Total other income (expense)	28,443	(12,471)	39,839	(17,210)
Net loss	$(3,080,222)	$(266,408)	$(6,564,956)	$(943,814)
Cumulative preferred stock dividends	-	147,128	327,569	441,913
Accretion of discount on Series C preferred stock	-	-	63,283	-
Net loss applicable to common stockholders	$(3,080,222)	$(413,536)	$(6,955,808)	$(1,385,727)

Net loss per common share – basic and diluted	$(0.40)	$(0.92)	$(2.35)	$(3.07)

Weighted average common shares outstanding – basic and diluted	7,792,050	451,393	2,961,263	451,393

See accompanying notes to unaudited condensed financial statements

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,564,956)	$(943,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,022	3,175
Stock based compensation	2,432,045	3,448
Accretion of debt discount	-	6,416
Prepaid forward sale to supplier (Note 5)	416,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(245,958)	(54,921)
Other assets	(5,293)	5,033
Accounts payable	(246,644)	90,545
Accrued expenses	(86,087)	4,734
Other liabilities	(2,698)	(1,159)
Net cash used in operating activities	(4,302,569)	(886,543)

Cash flows from investing activities
Purchase of property and equipment	(10,100)	(1,166)
Net cash used in investing activities	(10,100)	(1,166)

Cash flows from financing activities
Commissions and issuance costs of initial public offering	(2,194,375)	-
Proceeds from issuance of shares upon closing of initial public offering	20,000,000	-
Proceeds from exercising of options on common stock	4,537	-
Bank overdraft	-	11,483
Proceeds of borrowing under notes payable	-	455,000
Repayment of note payable	-	(27,000)
Net cash provided by financing activities	17,810,162	439,483

Net increase (decrease) in cash and cash equivalents	13,497,493	(448,226)

Cash and cash equivalents at beginning of period	2,747,248	448,226
Cash and cash equivalents at end of period	$16,244,741	$-

Non-cash financing activities:
Accrual of commissions and issuance costs of the initial public offering	$213,561	$-
Deferred offering costs reclassified to additional paid-in capital	$665,603	$-
Conversion of all oustanding preferred stock into common stock	$8,888	$-
Conversion of all oustanding preferred stock subject to redemption into common stock	$16,594,464	$-
Common stock subject to repurchase	$180	$-
Cumulative preferred stock dividends	$327,569	$441,913
Accretion of discount on Series C preferred stock	$63,283	$-

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Ritter Pharmaceuticals, Inc. develops therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. The Company conducts human gut health research by exploring metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics. The Company’s lead compound, RP-G28 is currently under development for the treatment of lactose intolerance. There currently is no drug approved by the Food and Drug Administration (“FDA”) for the treatment of lactose intolerance, a debilitating disease that affects over 1 billion people worldwide.

On June 24, 2015, the Company’s registration statement on Form S-1 (File No. 333-202924) relating to its initial public offering of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). The shares began trading on the NASDAQ Capital Market on June 24, 2015.  The initial public offering closed on June 29, 2015, and 4,000,000 shares of common stock were sold at an initial public offering price of $5.00 per share.

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All common share amounts and per share amounts reflected in this Quarterly Report on Form 10-Q have been adjusted to reflect a 1-for-7.15 reverse stock split of the Company’s common stock effected on June 17, 2015.

The accompanying interim period unaudited condensed financial statements have also been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed balance sheet as of September 30, 2015, the condensed statements of operations for the three and nine months ended September 30, 2015 and 2014, and the condensed statements of cash flows for the nine months ended September 30, 2015 and 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2014 has been derived from audited financial statements included in Registration Statement on Form S-1 declared effective by the SEC on June 24, 2015. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 declared effective by the SEC on June 24, 2015.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity

At September 30, 2015, after consummation of the Company’s initial public offering, the Company had working capital of approximately $15.4 million, an accumulated deficit of approximately $24.9 million, and cash and cash equivalents of approximately $16.2 million.  The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant additional financing.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2014 included in the Company’s Registration Statement on Form S-1 declared effective by the SEC on June 24, 2015. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those detailed below.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental banking, legal and accounting fees relating to the initial public offering of the Company’s common stock, are capitalized within long term assets. The deferred offering costs were reclassified to additional paid-in capital upon the consummation of the offering on June 29, 2015.

Net Loss Per Share

The Company determines basic loss per share and diluted loss per share in accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Equity Incentive Plan (described in Note 8) and warrants on the Company’s common stock (described in Note 7) were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-7.15 reverse stock split of the Company’s common stock effected on June 17, 2015.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

requires related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Management is currently evaluating the new guidance and has not determined the impact this standard may have on the Company’s financial statements.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

		September 30,	December 31,
	Estimated Life	2015	2014
Computers and equipment	5 years	$6,636	$5,487
Furniture and fixtures	7 years	13,221	4,270
Total property and equipment		19,857	9,757
Accumulated depreciation		(5,607)	(4,585)
Total property and equipment, net of accumulated depreciation		$14,250	$5,172

Depreciation expense of approximately $400 and $600 was recognized for the three months ended September 30, 2015 and 2014, respectively, and approximately $1,000 and $3,000 for the nine months ended September 30, 2015 and 2014, respectively and is classified in general and administrative expense in the accompanying Unaudited Condensed Statements of Operations.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Step

On December 2, 2014, Michael Step accepted an offer letter from the Company setting forth the terms of his employment as Chief Executive Officer. The offer letter provides that Michael Step is entitled to an annual base salary of $360,000 and a total of three grants of options to purchase the Company’s common stock.

The first two options entitle Michael Step to purchase 646,537 and 73,777 of the Company’s shares, respectively, for an exercise price of $5.86 per share. Each of these options was immediately exercisable in full as of the date of the grant, with 44/48ths of the total number of shares covered by each option subject to a right of repurchase by the Company upon termination of Michael Step’s employment with the Company for any reason. This right of repurchase lapses over a period of 44 months, with 1/44th of the total number of shares subject to the right of repurchase lapsing on January 1, 2015 and on the first day of each month thereafter. In addition, the right of repurchase will lapse in its entirety upon a termination of the employment under certain circumstances.

The third option became exercisable upon the closing of the Company’s initial public offering on June 29, 2015. The option is for a total of 163,799 shares of the Company’s common stock, which, together with the shares subject to the first option, represents 7.5% of the shares of common stock deemed to be outstanding at June 29, 2015 on a fully-diluted basis after giving effect to the number of shares subject to the third option. Seventy-five percent (75%) of the shares subject to the third option are subject to a right of repurchase by the Company upon termination of Michael Step’s employment for any reason. This right of repurchase lapses with respect to 1/36th of the total number of shares subject to the right of repurchase on the first day of each month following the date on which the third option became

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

exercisable. In addition, the right of repurchase will lapse in its entirety upon Michael Step’s termination of employment under certain circumstances.

Additionally, under the terms of his Executive Severance and Change in Control Agreement, also effective on December 2, 2014, Michael Step is entitled to receive certain payments in the event his employment is terminated under certain scenarios.

Andrew Ritter and Ira Ritter

On September 25, 2013, the Company’s Board of Directors approved the Executive Compensation Plan (the “Compensation Plan”) setting forth certain compensation to be paid to Andrew Ritter, the Company’s current President and former Chief Executive Officer, and Ira Ritter, the Company’s current Chief Strategic Officer (“CSO”) for their contributions to the Company. Effective June 29, 2015, in connection with the Company’s initial public offering, Andrew Ritter and Ira Ritter accepted offer letters from the Company setting forth the terms of their employment as President and CSO, respectively, of the Company. The offer letters superseded the Compensation Plan.

Their respective offer letters provide that that Andrew Ritter is entitled to an annual base salary of $310,000 and Ira Ritter is entitled to an annual base salary of $295,000. In accordance with his offer letter, Andrew Ritter also became entitled to receive up to $180,000 payable over a three year period for tuition reimbursement. As of September 30, 2015, the Company paid an aggregate of $60,000 and accrued $92,500 in tuition reimbursement for Andrew Ritter and recognized such amount in general and administrative expenses in the accompanying Unaudited Condensed Statements of Operations in the three and nine month periods ending September 30, 2015.

Additionally, under the terms of their Executive Severance and Change in Control Agreements, also effective on June 29, 2015, Andrew Ritter and Ira Ritter are entitled to receive certain payments in the event their employment is terminated under certain scenarios.

Pursuant to their respective offer letters, Andrew Ritter and Ira Ritter each have the opportunity to earn an annual bonus based upon a percentage of their base salary and the achievement of specific performance as determined by the Company. The initial target bonus opportunities are 40% and 35% of the base salary for Andrew Ritter and Ira Ritter, respectively.

Pursuant to the Compensation Plan, as in effect prior to entering into their offer letters, Andrew Ritter and Ira Ritter had bonus opportunities to, upon the satisfaction of the events described below, each potentially receive the following cash payments and each potentially receive the following options to purchase up to 48,951 shares of the Company’s common stock (the “Executive Options”) pursuant to the 2008 Stock Plan:

•	FDA Meeting Bonus Opportunities. Each executive was entitled to receive, and in April 2013 each executive received, a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, upon satisfaction of this milestone, the executives became entitled to 3,496 of the Executive Options. 2,360 shares of the Executive Options vested and became exercisable as of the grant date of September 25, 2013, with the balance of the 1,136 shares vesting ratably in 36 equal monthly installment beginning on September 30, 2013.

•	Clinical Trial Funding Commitment Bonus Opportunities. Each executive was entitled to receive a one-time cash bonus of $75,000 upon the Company’s receipt of a commitment by a third party to fund a Phase 2 or later clinical trial; provided, however, that no such bonus would be paid at any time the Company had less than $2,000,000 in available cash. In addition, upon the satisfaction of this milestone, 35% of 10,489 shares of the Executive Options would vest and become exercisable, with the balance of the 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. The Board of Directors determined that this milestone was satisfied; accordingly, each executive received a bonus of $75,000 which has been recognized in general and administrative expenses in the accompanying Unaudited Condensed

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Statements of Operations in the nine month periods ending September 30, 2015. In addition, 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vesting ratably on a monthly basis beginning July 31, 2015.

•	Fundraising Bonus Opportunities. Each executive was entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus would be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) would be paid at any time the Company had less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of the Executive Options would vest and become exercisable, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of the Executive Options would vest and become exercisable, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. The Board of Directors determined that this milestone as described in subsection (ii) above was satisfied upon the closing of the Company’s initial public offering on June 29, 2015 raising approximately $17.4 million, net of offering costs; accordingly, each executive received a bonus of $150,000 which has been recognized in general and administrative expenses in the accompanying Unaudited Condensed Statements of Operations in the nine month periods ending September 30, 2015. In addition, 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015.

•	License Event Bonus Opportunities. Each executive was entitled to receive the following bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by the Company from time to time during the term of the Compensation Plan by and/or any option to exclusively license such product candidate to a third party (referred to under the Compensation Plan as a “License Event”) with a minimum upfront payment to the Company of $2,000,000:

o	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined in the Compensation Plan) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon the Company’s receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Options will vest and become exercisable, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

o	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined in the Compensation Plan); provided, however that no such bonus may be paid at any time the Company has less than $1,000,000 in available cash. In addition, upon the Company’s receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

As of September 30, 2015, 27,972 of the maximum 48,951 Executive Options potentially issuable to each executive had been issued to each executive subject to the vesting conditions described above.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Research and Development Arrangement

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

Under the Existing Supply Agreement, RSM granted the Company an exclusive worldwide option in a specified field and territory to assignment of all right, title and interest to a purified Galacto-oligosaccharides product (“Improved GOS”), the composition of matter of the Improved GOS and any information relating to the Improved GOS, including certain specified technical information and other intellectual property rights (the “Improved GOS IP”). Pursuant to the amended terms, the Company may exercise the option by paying RSM $800,000 within ten days after the effective date of the Amended Supply Agreement. The Company exercised the option on July 30, 2015 and RSM is transferring the Improved GOS IP to the Company. Under the terms of the existing agreement, if a further option payment of $1 million due in the future is not made, the Company may be required to return the Improved GOS IP to RSM.

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

In consideration for RSM entering into the Amended Supply Agreement, the Company will issue 100,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), to RSM. The Shares are to be issued within 90 days of the effective date of the Amended Supply Agreement pursuant to a stock purchase agreement to be negotiated by the parties in good faith. The stock purchase agreement is to include a lock-up agreement by RSM in favor of the Company pursuant to which RSM will not be able to sell the Shares for a period ending on the earlier of (i) the public release by the Company of the final results of its Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of its Form 10-Q with the Securities and Exchange Commission for the fiscal quarter in which the Company receives the results of its Phase 2b/3 clinical trial of RP-G28. The shares will be issued to RSM upon the execution of the stock purchase agreement by RSM.

The agreement for 100,000 shares issuance to RSM has been recognized pursuant to ASC 815-10-15-9 as a fully prepaid forward sale contract on the Company’s common stock. The fully prepaid forward sale contract is a hybrid instrument comprising (1) a debt host instrument and (2) an embedded forward sale contract, requiring the Company to issue 100,000 shares of the Company’s common stock for no further consideration. Fair value of these shares as of effective date of the agreement totaling $416,000 was recognized in stockholders’ equity in the Condensed Balance Sheet as of September 30, 2015.

Leases

Until September 30, 2015, the Company leased office and storage space for its headquarters in California pursuant to a two-year agreement which called for a minimum monthly rent of approximately $5,000 and an annual increase of 3%. Rent expense, recognized on a straight-line basis, was approximately $15,000 for each of the three months ended September 30, 2015 and 2014. The Company recognized approximately $45,000 in each of the nine months ended September 30, 2015 and 2014 in rent expense. Rent expense is recorded in general and administrative expenses in the Unaudited Condensed Statements of Operations.

On July 9, 2015, the Company entered into a lease with Century Park, a California limited partnership, pursuant to which the Company is leasing approximately 2,780 square feet of office space in Los Angeles, California for the Company’s headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. The Company will pay no rent for the first month of the term and base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes. The Company has the option to extend the

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. The Company will recognize rent expense on a straight-line basis over the lease term.

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

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIT) AND PREFERRED STOCK SUBJECT TO REDEMPTION

Common Stock

As of December 31, 2014, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. Effective June 17, 2015, the Company effected a 1-for-7.15 reverse stock split and all common share amounts and per share amounts reflected in this Quarterly Report on Form 10-Q have been adjusted to reflect that reverse stock split. The Company amended and restated its Certificate of Incorporation on June 29, 2015 (“the Amended Certificate”) and reduced the authorized shares of the Company’s common stock to 25,000,000 with a par value of $0.001 per share.

As of September 30, 2015, the Company has a total of 7,792,433 shares of common stock issued and outstanding.

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

Pursuant to the Amended Certificate, as of June 29, 2015, the Company was authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share. Prior to the Amended Certificate and as of December 31, 2014, the Company was authorized to issue 7,200,000 shares, 1,687,500 shares, 4,220,464 shares, 7,658,182 shares, and 4,500,000 shares of Series A-1, Series A-2, Series A-3, Series B, and Series C preferred stock, respectively, with a par value of $0.001 per share.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

respectively, and $1.19 per share, plus any accrued but unpaid dividends, for the Series B preferred stock. Given the holders’ redemption option, the Series A-3, Series B, and Series C preferred stock is classified as preferred stock subject to redemption in the accompanying unaudited Condensed Balance Sheets.

•	Dividends. The holders of outstanding shares of preferred stock were entitled to receive dividends, when, as and if declared by the Company’s Board of Directors. The annual dividend rate was $0.00556 per share for the Series A-1 preferred stock, $0.032 per share for the Series A-2 preferred stock, $0.04957 per share for the Series A-3 preferred stock, $0.09524 per share for the Series B preferred stock, and $0.104 for Series C preferred stock (subject to adjustment). The right to receive dividends on shares of Series B preferred stock was cumulative and the dividends accrue to holders of Series B preferred stock whether or not dividends are declared or paid in a calendar year. Undeclared dividends in arrears for the Series B preferred stock was approximately $2 million and $1.7 million as of June 29, 2015 and December 31, 2014, respectively. The right to receive dividends on shares of Series A and Series C preferred stock was not cumulative and no right to such dividends accrued to holders of Series A or Series C preferred stock.

•	Liquidations. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B and Series C preferred stockholders receive an amount per share equal to the sum of the original purchase price of $1.19 plus all cumulative but unpaid dividends for Series B, and $1.30 for Series C. If upon the liquidation, the available assets are insufficient to permit payments to Series B and Series C holders, the entire assets legally available will be distributed in a pro rata basis among the holders in proportion to the full amounts they would otherwise be entitled to receive. Upon the completion of the distribution to the holders of the Series B and Series C preferred stock, the holders of the Series A preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of all other capital stock by reason of their ownership of such stock, an amount per share equal to the sum of the original issue price per share of $0.07, $0.40, and $0.62 for Series A-1, Series A-2, and Series A-3 preferred stock, respectively, plus any accrued but unpaid dividends on the preferred stock. Any remaining assets are distributed pro rata among the preferred and common shareholders.

Stock Transactions

Initial Public Offering

On June 29, 2015, the Company closed its initial public offering, selling 4,000,000 shares of the Company’s common stock at an initial public offering price of $5.00 per share, for aggregate gross proceeds to the Company of $20 million.  The Company paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering, and approximately $1 million of other expenses in connection with the offering. Effective prior to the closing of the initial public offering, the Company converted all of its outstanding shares of Series A-1, Series A-2, Series A-3, Series B, and Series C preferred into an aggregate of 3,322,650 shares of the Company’s common stock.

Series C Financing

In December 2014, the Company issued an aggregate of 2,369,228 shares of Series C preferred stock and warrants to purchase an aggregate of 331,358 shares of the Company’s common stock (the “Warrants”), for aggregate gross proceeds of  $3,081,893 (the “Series C Financing”). All of these shares of Series C preferred stock were converted into 331,358 shares of the Company’s common stock prior to the closing of the initial public offering. Each Warrant has a term of seven years and provides for the holder to purchase one share of the Company’s common stock at a purchase price of $9.30 per share of common stock. The Warrants are indexed to the Company’s own stock and classified within stockholders’ equity pursuant to ASC 815-40. The gross proceeds were allocated to the Series C preferred stock and Warrants on a relative fair value basis, resulting in a value of $7.83 for the Series C preferred stock. The allocation of proceeds to the Warrants creates a discount of $1.47 in the initial carrying value of the Series C preferred stock, which was recognized as accretion, similar to preferred stock dividends, over the five-year period prior to optional redemption by the holders.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Prepaid Forward Sale of Preferred Stock

On November 30, 2010, the Company concurrently entered into a Research and Development Agreement & License (“R&D Agreement”) and a Put and Call Option Agreement (“Option Agreement”) with two commonly controlled entities, Kolu Pohaku Technologies, LLC (“KPT”) and Kolu Pohaku Management, LLC (“KPM”). The R&D Agreement was subsequently amended on July 6, 2011, September 30, 2011, February 6, 2012 and November 4, 2013 to increase the funding received by the Company.

Research and Development Agreement & License

The R&D Agreement between the Company and KPM and KPT, a Qualified High Technology Business within the meaning of Hawaii Revised Statutes, called for KPT to make a series of payments to the Company totaling $1,750,000 in exchange for the Company performing research and development activities in Hawaii for the benefit of KPT (referred to herein as the KP Research). The KP Research consisted of the initial phase of research, including the conduct of Phase II clinical trials in Hawaii for RP-G28. Pursuant to the terms of the R&D Agreement, the Company maintained ownership of the results of the Company’s ongoing research related to RP-G28, but KPT maintained ownership of the results of the KP Research. Inventions, developments and improvements arising out of the KP Research were owned by KPT. Under the terms of the R&D Agreement, the Company would bear any costs involved in obtaining patents for any inventions, developments or improvements resulting from the Research Project. In exchange for the irrevocable, perpetual, exclusive, worldwide right and license to the results of the KP Research, as they are generated under this R&D Agreement, the Company agreed to pay a quarterly royalty payment to KPT of $32,000 commencing March 31, 2015 and continuing through December 31, 2035 or until such time as the KPM put or call option (as described below) was exercised. On March 26, 2015, the Company exercised the KPM put option and issued 1,469,994 shares of Series B preferred stock to KPM, resulting in the full satisfaction of the Company’s obligation to make royalty payments to KPT.

Option Agreement

Pursuant to the terms of the KPM Option Agreement, the Company had the right to put 1,469,994 shares of the Company’s Series B Preferred Stock (“Series B”) to KPM and KPM had the option to call the same amount of shares of Series B from the Company at any time after December 31, 2014. The number of shares was determined by dividing the $1,750,000 of payments made by KPT to the Company under the R&D Agreement by the Series B original issue

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

price of $1.19. Exercise of the put or call option would result in full satisfaction of the Company’s obligation to make royalty payments to KPT under the R&D Agreement and KPT’s right, title and interest in the research conducted pursuant to the R&D Agreement would become the property of the Company. On March 26, 2015, the Company exercised its right to the KPM put option and issued 1,469,994 shares of Series B preferred stock to KPM. Pursuant to the terms of the KPM Option Agreement, this resulted in the full satisfaction of the Company’s obligation to make royalty payments to KPT under the R&D Agreement and also resulted in the termination of the R&D Agreement and all of KPT’s right, title and interest in and to the KP Research, which rights now belong to the Company.

The R&D Agreement and the put or call option have been recognized on a combined basis, pursuant to ASC 815-10-15-9, as a fully prepaid forward sale contract on the Company’s Series B preferred stock. The fully prepaid forward sale contract is a hybrid instrument comprising (1) a debt host instrument and (2) an embedded forward sale contract, requiring the Company to issue 1,469,994 shares of the Company’s Series B for no further consideration. Payments received by the Company, totaling $1,750,000, are recognized as preferred stock subject to redemption in the Condensed Balance Sheet as of December 31, 2014. The Company converted these shares into an aggregate of 205,593 shares of the Company’s common stock upon the closing of the IPO.

NOTE 7 — WARRANTS

As described in Note 6, in 2014, the Company issued seven-year warrants (the “Warrants”) to investors for the purchase of 418,321 shares of the Company’s common stock at an exercise price of $9.30 per share.

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

The following represents a summary of the warrants outstanding at September 30, 2015 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2014	418,321	$9.30
Granted	-	-
Exercised/Expired/ Forfeited	-	-
Outstanding at September 30, 2015	418,321	$9.30
Exercisable at September 30, 2015	418,321	$9.30

NOTE 8 — STOCK-BASED COMPENSATION

Terms of the Company’s share-based compensation are governed by the Company’s 2015 Equity Incentive Plan, 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”.) The Plans permit the Company to grant non-statutory stock options, incentive stock options and other equity awards to the Company’s employees, outside directors and consultants; however, incentive stock options may only be granted to the Company’s employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan.  As of September 30, 2015, the aggregate number of shares of common stock available for issuance under the 2015 Equity Incentive Plan is 206,448. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Equity Incentive Plan.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The exercise price for an option issued under the Plans is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans shall vest as determined by the Board of Directors but shall not exceed a ten-year period.

Options Issued to Directors and Employees as Compensation

Pursuant to the terms of the Plans, from inception to December 31, 2013, the Company issued options to purchase an aggregate of 206,172 shares to its executive officers and employees of the Company. The exercise prices of these option grants, as determined by the Company’s Board of Directors, range from $0.79 to $1.27 per share, and a portion of these vest subject to certain performance conditions described in Note 5. In addition, the Company granted additional non-qualified 10-year term options to its executive officers to purchase an aggregate of 1,790,540 shares of the Company’s common stock in December 2014. As of December 31, 2014, an aggregate of 82,107 options were expired or exercised, and an aggregate of 1,914,605 options issued to executive officers and employees remained outstanding.

During the nine months ended September 30, 2015, no additional options were granted and an aggregate of 41,958 options to purchase the Company’s common stock were automatically terminated due to certain performance conditions not being met. As of September 30, 2015, the Company has a total of 1,872,647 options issued to its executive officers and employees outstanding.

The Company recognized stock based compensation expense for these services within general and administrative expense in the accompanying Unaudited Condensed Statements of Operations of approximately $2.4 million and $2,500 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.6 years.

In addition to annual cash compensation payable to the Company’s non-employee directors for their services on the Board and its committees, the Board of Directors determined to award non-employee director an option to acquire 10,000 shares of the Company’s common stock to vest 25% upon the first anniversary of the nonemployee director’s approximate date of joining the Board of Directors with the remaining options vesting monthly in equal amounts over 36 months. As of September 30, 2015, no stock based compensation had been granted to the nonemployee directors.

Options Issued to Nonemployees for Services Received

From inception to September 30, 2015, the Company issued options to consultants to the Company to purchase an aggregate of 106,573 shares of the Company’s common stock under the Plans. Of these, 73,985 options were forfeited or exercised, and 32,588 options remain outstanding as of September 30, 2015. The exercise prices of the outstanding options, as determined by the Company’s Board of Directors, range from $0.72 to $1.14 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,271 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. In March 2011, the Company granted an option to a consultant to purchase an aggregate of 7,271 shares with an exercise price of $1.00 which vests 25% on the date of grant with the remaining options vesting monthly in equal amounts over 36 months. The Company recognized stock based compensation expense for these services of approximately $700 and $1,000 for the nine months ended September 30, 2015 and 2014, respectively, within research and development expense in the accompanying Unaudited Condensed Statements of Operations.

Options Valuation

The Company calculates the fair value of stock-based compensation awards granted to employees and nonemployees using the Black-Scholes option-pricing method. If the Company determines that other methods are more reasonable,

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the three months and nine months ended September 30, 2015 and 2014 are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected dividend yield	(1)	0.00%	0.00%	0.00%
Expected stock-price volatility	(1)	56.12% - 64.24%	51.45% - 67.08%	55.32% - 64.24%
Risk-free interest rate	(1)	0.94% - 2.58%	0.77% - 2.07%	0.94% - 3.04%
Term of options	(1)	10	10	10
Stock price	(1)	$5.86	$5.86	$1.17 - $5.86

(1) During the three months ended September 30, 2015, the Company has no unvested options for non-employees and no new option was granted to either employees and non-employees during the period.

•	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.
•	Expected stock-price volatility. As the Company’s common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.
•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
•	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

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

Stock-based Compensation Summary Tables

Information regarding the Company’s stock option grants to the Company’s employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Number of Common	Exercise Price	Estimated Fair Value
	Shares Underlying	per Common	per Share of	Intrinsic Value
Grant Date	Options Granted	Share	Common Stock	Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.00	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86 - $13.23	$5.86	$0.00

The following represents a summary of the options granted to employees and non-employees outstanding at September 30, 2015 and changes during the period then ended:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2014	1,952,516	$7.022
Granted	-	-
Exercised/ Expired/ Forfeited	(47,281)	(1.249)
Outstanding at September 30, 2015	1,905,235	$7.165
Exercisable at September 30, 2015	584,960	$5.202
Expected to be vested	1,320,275	$8.034

NOTE 9 — RELATED PARTY TRANSACTIONS

A director of the Company is a managing director of Javelin Venture Partners GP, LLC, the general partner of Javelin Venture Partners GP, L.P., which held a significant investment in the Company’s Series A-2, Series A-3, Series B, and Series C preferred stock that was converted to common stock prior to the Company’s initial public offering. Two directors of the Company have acted as a managing director of Stonehenge Partners LLC, which held a significant investment in the Company’s Series A-1 preferred stock and also held investments in the Company’s Series A-2 and Series B preferred stock that was converted to common stock prior to the Company’s initial public offering.

Prior to and during his employment with the Company, Mr. Ira Ritter served as CEO of Andela Group Inc., (“Andela”) a company he founded in 1987, which is involved in corporate management, strategic and financial consulting. The Company incurred no expenses for services received from Andela during the three months and nine months ended September 30, 2015, and approximately $48,000 and $146,000, respectively, during the three months and nine months ended September 30, 2014, all of which were classified in general and administrative expenses in the Unaudited Condensed Statements of Operations.

Other than disclosed, the Company has not entered into or been a participant in any transaction in which a related party had or will have a direct or indirect material interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus dated June 24, 2015 filed pursuant to Rule 424(b)(4) of the Securities Act with the SEC on June 26, 2015. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” or “Ritter” refer to Ritter Pharmaceuticals, Inc. All common share amounts and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect a 7.15-to-1 reverse stock split of our common stock. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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

We have incurred net losses in each year since our inception, including net losses of approximately $3.1 million and $6.6 million for the three and nine months ended September 30, 2015. We had an accumulated deficit of approximately $24.9 million as of September 30, 2015. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

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

From inception through September 30, 2015, we have incurred approximately $5.3 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Registration Statement on Form S-1 declared effective by the SEC on June 24, 2015.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and requires related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Management is currently evaluating the new guidance and has not determined the impact this standard may have on our financial statements.

Stock-based Compensation

In June 2015, we adopted a new equity incentive plan (“2015 Equity Incentive Plan”) to replace our prior 2008 Stock Plan and 2009 Stock Plan. Terms of our share-based compensation are governed by the 2015 Equity Incentive Plan, 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”). The Plans permit us to grant non-statutory stock options, incentive stock options and other equity awards to our employees, outside directors and consultants; however, incentive stock options may only be granted to our employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan.  As of September 30, 2015, the aggregate number of shares of common stock available for issuance under the 2015 Equity Incentive Plan is 206,448. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Equity Incentive Plan.

The exercise price for options issued under the Plans is determined by our Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans shall vest as determined by our Board of Directors but shall not exceed a ten-year period.

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

Pursuant to the terms of the Plans, from inception to December 31, 2013, we issued options to purchase an aggregate of 206,172 shares to our executive officers and employees. The exercise prices of these option grants, as determined by our Board of Directors, range from $0.79 to $1.27 per share, and a portion of these vest subject to certain performance conditions. In addition, we granted additional non-qualified 10-year term options to our executive officers to purchase an aggregate of 1,790,540 shares of our common stock in December 2014. As of December 31,

2014, an aggregate of 82,107 options were expired or exercised, and an aggregate of 1,914,605 issued to executive officers and employees options remained outstanding.

During the nine months ended September 30, 2015, no additional options were granted and an aggregate of 41,958 options to purchase our common stock were automatically terminated due to certain performance conditions not being met. As of September 30, 2015, we have a total of 1,872,647 options issued to our executive officers and employees outstanding.

We recognized stock based compensation expense for these services within general and administrative expense in the accompanying Unaudited Condensed Statements of Operations of approximately $2.4 million and $2,500 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.6 years.

In addition to annual cash compensation payable to certain non-employee directors for their services on the Board and its committees, the Board of Directors determined to award certain non-employee directors an option to acquire 10,000 shares of our common stock to vest 25% upon the first anniversary of the nonemployee director’s approximate date of joining the Board of Directors with the remaining options vesting monthly in equal amounts over 36 months. As of September 30, 2015, no stock based compensation had been granted to the nonemployee directors.

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

From inception to September 30, 2015, we have issued options to its consultants to purchase an aggregate of 106,573 shares of our common stock under the Plans. Of these, 73,985 options were forfeited or exercised, and 32,588 options remain outstanding as of September 30, 2015. The exercise prices of the outstanding options, as determined by our Board of Directors, range from $0.72 to $1.14 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,271 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. In March 2011, we granted an option to a consultant to purchase an aggregate of 7,271 shares with an exercise price of $1.00 which vests 25% on the date of grant with the remaining options vesting monthly in equal amounts over 36 months. We recognized stock based compensation expense for these services of approximately $700 and $1,000 for the nine months ended September 30, 2015 and 2014, respectively, within research and development expense in the accompanying Unaudited Condensed Statements of Operations.

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

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. The assumptions used in the Black-Scholes option-pricing method for the three months and nine months ended September 30, 2015 and 2014 are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected dividend yield	(1)	0.00%	0.00%	0.00%
Expected stock-price volatility	(1)	56.12% - 64.24%	51.45% - 67.08%	55.32% - 64.24%
Risk-free interest rate	(1)	0.94% - 2.58%	0.77% - 2.07%	0.94% - 3.04%
Term of options	(1)	10	10	10
Stock price	(1)	$5.86	$5.86	$1.17 - $5.86

(1) During the three months ended September 30, 2015, the Company has no unvested options for non-employees and no new option was granted to either employees and non-employees during the period.

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

Stock-based Compensation Summary Tables

Information regarding our stock option grants to our employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

	Number of Common	Exercise Price	Estimated Fair Value
	Shares Underlying	per Common	per Share of	Intrinsic Value
Grant Date	Options Granted	Share	Common Stock	Option
2005	58,321	$ 0.07	$ 1.79	$ 1.72
2009	60,559	$0.72 - $0.79	$ 4.43	$3.71 - $3.64
2011	33,846	$ 1.00	$ 1.00	$ 0.00
2012	60,019	$ 1.14	$ 1.14	$ 0.00
2013	100,000	$1.14 - $1.30	$ 1.14	$ 0.00
2014	1,626,740	$5.86 - $13.23	$ 5.86	$ 0.00

The following represents a summary of the options granted to employees and non-employees outstanding at September 30, 2015 and changes during the period then ended:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2014	1,952,516	$7.022
Granted	-	-
Exercised/ Expired/ Forfeited	(47,281)	(1.249)
Outstanding at September 30, 2015	1,905,235	$7.165
Exercisable at September 30, 2015	584,960	$5.202
Expected to be vested	1,320,275	$8.034

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$1,505,116	$57,745	$1,447,371	2,506%
Patent costs	47,611	29,891	17,720	59%
General and administrative	1,555,938	166,301	1,389,637	836%
Total operating costs and expenses	3,108,665	253,937	2,854,728	1,124%
Loss from operations	(3,108,665)	(253,937)	(2,854,728)	1,124%
Interest income (expense)	18,853	(12,471)	31,324	251%
Other income	9,590	-	9,590
Total other income (expense)	28,443	(12,471)	40,914	328%
Net Loss	$(3,080,222)	$(266,408)	$(2,813,814)	1,056%

Research and Development Expenses

Research and development expenses were approximately $1.5 million and $60,000 for the three months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses of approximately $1.4 million, or 2,506%, primarily reflects our manufacturing ramp-up costs to prepare product for clinical trials.

Patent Costs

Patent costs were approximately $48,000 and $30,000 for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $18,000, or 59%. This increase was primarily due to our transition to a new service provider.

General and Administrative Expenses

General and administrative expenses were approximately $1.6 million and $200,000 for the three months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses is approximately $1.4 million, or 836%. This increase in general and administrative expenses was primarily due to the increase in stock based compensation related to the options granted to our executives and employees in December 2014, increase in headcount and in salary for our officers in 2015, and the increase in expenses related to the closing of our initial public offering.

Other Income (Expense)

Net interest income (expenses) was approximately $19,000 and ($12,000) for the three months ended September 30, 2015 and 2014, respectively. The increase of approximately $31,000, or 251%, was primarily a result of interest expense incurred on our outstanding promissory notes in the three months ended September 30, 2014 and, to a lesser extent, on interest earned from the proceeds of our initial public offering during the three months ended September 30, 2015.

Other income was $9,590 and $0 for the three months ended September 30, 2015 and 2014, respectively.  The increase of $9,590 was a result of a gain on the settlement of accounts payable.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	For the Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$1,584,086	$69,161	$1,514,925	2,190%
Patent costs	160,033	94,055	65,978	70%
General and administrative	4,860,676	763,388	4,097,288	537%
Total operating costs and expenses	6,604,795	926,604	5,678,191	613%
Loss from operations	(6,604,795)	(926,604)	(5,678,191)	613%
Other income (expense)
Interest income (expense), net	23,157	(17,210)	40,367	235%
Other income	16,682	-	16,682
Total other income (expense)	39,839	(17,210)	57,049	331%
Net Loss	$(6,564,956)	$(943,814)	$(5,621,142)	596%

Research and Development Expenses

Research and development expenses were approximately $1.6 million and $70,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses of approximately $1.5 million, or 2,190%, primarily reflects our manufacturing ramp-up costs to prepare product for clinical trials.

Patent Costs

Patent costs were approximately in $160,000 and $94,000 for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $66,000, or 70%. This increase was primarily due to our transition to a new service provider.

General and Administrative Expenses

General and administrative expenses were approximately $4.9 million and $800,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses is $4.1 million, or 537%. This increase in general and administrative expenses was primarily due to the increase in stock based compensation related to the options granted to our executives and employees in December 2014, increase in headcount and in salary for our officers in 2015, and the increase in expenses related to the closing of our initial public offering.

Other Income (Expense)

The increase in net interest income was approximately $40,000, or 235%.  Net interest income for the nine months ended September 30, 2015 was approximately $23,000, which was primarily a result of increased cash resulting from the net proceeds of our initial public offering.  Net interest expense for the nine months ended September 30, 2014 was approximately $17,000, which primarily represented interest costs associated with our outstanding promissory notes.

Other income was $16,682 and $0 for the nine months ended September 30, 2015 and 2014, respectively.  The increase of $16,682 was a result of a gain on the settlement of accounts payable.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations.  We incurred net losses of approximately $3.1 million and $6.6 million for the three and nine months ended September 30, 2015, respectively. Net cash used in operating activities was approximately $4.3 million for the nine months ended September 30, 2015.  We had an accumulated deficit of approximately $24.9 million as of September 30, 2015. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At September 30, 2015, after consummation of our initial public offering, we had working capital of $15.4 million, and cash of $16.2 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(4,302,569)	$(886,543)
Investing activities	(10,100)	(1,166)
Financing acitivities	17,810,162	439,483
Net increase (decrease) in cash and cash equivalents	$13,497,493	$(448,226)

Operating Activities

Net cash used in operating activities of approximately $4.3 million during the nine months ended September 30, 2015 was primarily a result of our net loss of approximately $6.6 million, offset by stock based compensation of approximately $2.4 million and an increase in prepaid and other assets of approximately $251,000 and a decrease in accounts payable and accrued expenses of approximately $343,000.

Net cash used in operating activities of approximately $887,000 during the nine months ended September 30, 2014 was primarily a result of our net loss of approximately $944,000 and an increase of approximately $50,000 in prepaid and other assets, offset by an increase in accounts payable and accrued expenses of approximately $95,000.

Investing Activities

Net cash used in investing activities of approximately $10,000 during the nine months ended September 30, 2015 was resulted from purchasing of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $17.8 million during the nine months ended September 30, 2015 resulted from net proceeds received upon closing of our initial public offering, selling 4,000,000 shares of our common stock offset partially by commissions and issuance costs of approximately $2.2 million.

Net cash provided by financing activities during the nine months ended September 30, 2014 of $455,000 resulted from proceeds borrowed under notes payable, partially offset by repayment of a note payable of $27,000.

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

Contractual Obligations and Commitments

Lease Agreement

Until September 30, 2015, we leased office and storage space for our headquarters in California pursuant to a two-year agreement which called for a minimum monthly rent of approximately $5,000 and an annual increase of 3%.  Rent expense, recognized on a straight-line basis, was approximately $15,000 for each of the three months ended September 30, 2015 and 2014.  We recognized approximately $45,000 in each of the nine months ended September 30, 2015 and 2014 in rent expense.  Rent expense is recorded in salaries, general and administrative expenses in the Unaudited Condensed Statements of Operations.

On July 9, 2015, we entered into a lease with Century Park, a California limited partnership, pursuant to which we are leasing approximately 2,780 square feet of office space in Los Angeles, California for our headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. We will pay no rent for the first month of the term and base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include our proportionate share of any operating expenses, including real estate taxes. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term.

Employment Agreements

Michael Step

On December 2, 2014, Michael Step accepted an offer letter from us setting forth the terms of his employment as Chief Executive Officer. The offer letter provides that Michael Step is entitled to an annual base salary of $360,000 and a total of three grants of options to purchase our common stock.

The first two options entitle Michael Step to purchase 646,537 and 73,777 of our shares, respectively, for an exercise price of $5.86 per share. Each of these options was immediately exercisable in full as of the date of the grant, with 44/48ths of the total number of shares covered by each option subject to a right of repurchase by us upon termination of Michael Step’s employment with us for any reason. This right of repurchase lapses over a period of 44 months, with 1/44th of the total number of shares subject to the right of repurchase lapsing on January 1, 2015 and on the first day of each month thereafter. In addition, the right of repurchase will lapse in its entirety upon a termination of the employment under certain circumstances.

The third option became exercisable upon the closing of our initial public offering on June 29, 2015. The option is for a total of 163,799 shares of our common stock, which, together with the shares subject to the first option, represents 7.5% of the shares of common stock deemed to be outstanding at June 29, 2015 on a fully-diluted basis after giving effect to the number of shares subject to the third option. Seventy-five percent (75%) of the shares subject to the third option are subject to a right of repurchase by us upon termination of Michael Step’s employment for any reason. This right of repurchase lapses with respect to 1/36th of the total number of shares subject to the right of repurchase on the first day of each month following the date on which the third option became exercisable. In addition, the right of repurchase will lapse in its entirety upon Michael Step’s termination of employment under certain circumstances.

Additionally, under the terms of his Executive Severance and Change in Control Agreement, also effective on December 2, 2014, Michael Step is entitled to receive certain payments in the event his employment is terminated under certain scenarios.

Andrew Ritter and Ira Ritter

On September 25, 2013, our Board of Directors approved the Executive Compensation Plan (the “Compensation Plan”) setting forth certain compensation to be paid to Andrew Ritter, our current President and former Chief Executive Officer, and Ira Ritter, our current Chief Strategic Officer (“CSO”) for their contributions to our company. Effective June 29, 2015, in connection with our initial public offering, Andrew Ritter and Ira Ritter accepted offer letters from us setting forth the terms of their employment as President and CSO, respectively, of the Company. The offer letters superseded the Compensation Plan.

Their respective offer letters provide that that Andrew Ritter is entitled to an annual base salary of $310,000 and Ira Ritter is entitled to an annual base salary of $295,000. In accordance with his offer letter, Andrew Ritter also became entitled to receive up to $180,000 payable over a three year period for tuition reimbursement. As of September 30, 2015, we paid an aggregate of $60,000 and accrued $92,500 in tuition reimbursement for Andrew Ritter and recognized such amount in general and administrative expenses in the accompanying Unaudited Condensed Statements of Operations in the three and nine month periods ending September 30, 2015.

Additionally, under the terms of their Executive Severance and Change in Control Agreements, also effective on June 29, 2015, Andrew Ritter and Ira Ritter are entitled to receive certain payments in the event their employment is terminated under certain scenarios.

Pursuant to their respective offer letters, Andrew Ritter and Ira Ritter each have the opportunity to earn an annual bonus based upon a percentage of their base salary and the achievement of specific performance as determined by the Company. The initial target bonus opportunities are 40% and 35% of the base salary for Andrew Ritter and Ira Ritter, respectively.

Pursuant to the Compensation Plan, as in effect prior to entering into their offer letters, Andrew Ritter and Ira Ritter had bonus opportunities to, upon the satisfaction of the events described below, each potentially receive the following cash payments and each potentially receive the following options to purchase up to 48,951 shares of our common stock (the “Executive Options”) pursuant to the 2008 Stock Plan:

•	FDA Meeting Bonus Opportunities. Each executive was entitled to receive, and in April 2013 each executive received, a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, upon satisfaction of this milestone, the executives became entitled to 3,496 of the Executive Options. 2,360 shares of the Executive Options vested and became exercisable as of the grant date of September 25, 2013, with the balance of the 1,136 shares vesting ratably in 36 equal monthly installment beginning on September 30, 2013.

•	Clinical Trial Funding Commitment Bonus Opportunities. Each executive was entitled to receive a one-time cash bonus of $75,000 upon our receipt of a commitment by a third party to fund a Phase 2 or later clinical trial; provided, however, that no such bonus would be paid at any time we had less than $2,000,000 in available cash. In addition, upon the satisfaction of this milestone, 35% of 10,489 shares of the Executive Options would vest and become exercisable, with the balance of the 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. The Board of Directors determined that this milestone was satisfied; accordingly, each executive received a bonus of $75,000 which has been recognized in general and administrative expenses in the accompanying Unaudited Condensed Statements of Operations in the nine month periods ending September 30, 2015. In addition, 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vesting ratably on a monthly basis beginning July 31, 2015.

•	Fundraising Bonus Opportunities. Each executive was entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus would be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) would be paid at any time we had less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of the Executive Options would vest and become exercisable, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of the Executive Options would vest and become exercisable, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. The Board of Directors determined that this milestone as described in subsection (ii) above was satisfied upon the closing of our initial public offering on June 29, 2015 raising approximately $17.4 million, net of offering costs;

accordingly, each executive received a bonus of $150,000 which has been recognized in general and administrative expenses in the accompanying Unaudited Condensed Statements of Operations in the nine month periods ending September 30, 2015. In addition, 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015.

•	License Event Bonus Opportunities. Each executive was entitled to receive the following bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by the Company from time to time during the term of the Compensation Plan by and/or any option to exclusively license such product candidate to a third party (referred to under the Compensation Plan as a “License Event”) with a minimum upfront payment to the Company of $2,000,000:

o	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined in the Compensation Plan) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon our receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Options will vest and become exercisable, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

o	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined in the Compensation Plan); provided, however that no such bonus may be paid at any time the Company has less than $1,000,000 in available cash. In addition, upon our receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

As of September 30, 2015, 27,972 of the maximum 48,951 Executive Options potentially issuable to each executive had been issued to each executive subject to the vesting conditions described above.

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

In consideration for RSM entering into the Amended Supply Agreement, we will issue 100,000 shares of our common stock, par value $0.001 per share (the “Shares”), to RSM. The Shares are to be issued within 90 days of the effective date of the Amended Supply Agreement pursuant to a stock purchase agreement to be negotiated by the parties in good faith. The stock purchase agreement is to include a lock-up agreement by RSM in favor of us pursuant to which

RSM will not be able to sell the Shares for a period ending on the earlier of (i) the public release by us of the final results of our Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of our Form 10-Q with the Securities and Exchange Commission for the fiscal quarter in which we receive the results of our Phase 2b/3 clinical trial of RP-G28.  The shares will be issued to RSM upon the execution of the stock purchase agreement by RSM.

We recognized the agreement for 100,000 shares issuance to RSM as a fully prepaid forward sale contract on our common stock. The fully prepaid forward sale contract is a hybrid instrument comprising (1) a debt host instrument and (2) an embedded forward sale contract, requiring us to issue 100,000 shares of our common stock for no further consideration. Fair value of these shares as of effective date of the agreement totaling $416,000 was recognized in stockholders’ equity in the Condensed Balance Sheet as of September 30, 2015.

Off-Balance Sheet Arrangements

Through September 30, 2015, we do not have any off-balance sheet arrangements, as defined by applicable under Securities and Exchange Commission regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2015 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had net losses of approximately $6.6 million and $944,000 for the nine months ended September 30, 2015 and 2014, respectively, and had net cash used in operating activities of approximately $4.3 million and $887,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

We are currently advancing RP-G28 through clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. As of September 30, 2015, we have a total of approximately $16.2 million in cash. In addition to our currently available funds, we will need to secure additional financing following our initial public offering in order to complete clinical development and commercialize RP-G28 and to fund our operations generally. For instance, to complete the work necessary to file a new drug application, or NDA, and a Marketing Authorization Application, or MAA, for RP-G28 as a treatment for patients with lactose intolerance, which is currently anticipated to occur in 2019, we estimate that our RP-G28 clinical trials, and our planned clinical and nonclinical studies, as well as other work needed to submit RP-G28 for regulatory approval in the United States, Europe and other countries, will cost approximately $85 million, including the internal resources needed to manage the program. If the FDA or EMA requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA or MAA would likely be delayed.

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

We may enter into agreements with other third parties for the development and commercialization of RP-G28, or other product candidates we develop in the future, in international markets. International business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability ($2 million coverage), employment practices liability, workers’ compensation, and directors’ and officers’ insurance at levels we believe are typical for a company in our industry and at our stage of development. We do not currently carry clinical trial liability insurance or products liability insurance, but we are currently seeking to purchase such insurance prior to the beginning of our clinical trials at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

Although we own certain patents and patent applications with claims directed to specific methods of using RP-G28 to treat lactose intolerance, RP-G28 has no composition of matter patent protection in the United States or elsewhere. As a result, we may be limited in our ability to list our patents in the FDA’s Orange Book if the use of our product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of RP-G28 and/or method of use patents. In general, method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that FDA may approve alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses that are not covered by our patents would limit our ability to generate revenue from the sale of RP-G28, if approved for commercial sale. Off-label sales would limit our ability to generate revenue from the sale of RP-G28, if approved for commercial sale.

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

Javelin Venture Partners I SPV I, LLC, or Javelin I, Javelin Venture Partners, L.P., or Javelin, and Stonehenge Partners LLC, or Stonehenge, are our largest stockholders. Javelin I is beneficially owns shares representing approximately 8.0% of our common stock, Javelin beneficially owns shares representing approximately 27.4% of our common stock, and Stonehenge beneficially owns shares representing 10.5% of our common stock. Accordingly, Javelin I, Javelin and Stonehenge may exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of our common stock or our directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire. Furthermore, the interests of Javelin I, Javelin and Stonehenge may not always coincide with your interests or the interests of other stockholders and Javelin I, Javelin and Stonehenge may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We had 7,792,433 outstanding shares of common stock as of September 30, 2015. Of these shares, 4,000,000 shares may be resold in the public market immediately and the remaining shares are currently restricted under securities laws or as a result of lock-up agreements that expire in

December 2015. We also intend to register all shares of common stock that we may issue under our equity compensation plans.

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

As of September 30, 2015, we had options to purchase 1,905,234 shares outstanding under our stock plans. Sales of shares granted under our equity incentive plans may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015
3.2	Amended and Restated Bylaws of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.2	7/1/2015
10.1*	Lease Agreement, dated July 9, 2015
10.2*	Amendment No. 2 to Clinical Supply and Cooperation Agreement, effective July 24, 2015, between Ritter Pharmaceuticals, Inc., Ricerche Sperimentali Montale SpA, and Inalco SpA
10.3+	Offer Letter, dated August 14, 2015, by and between Ritter Pharmaceuticals, Inc. and Ellen Mochizuki
10.4*	Letter of Agreement, dated October 20, 2015 between Ritter Pharmaceuticals, Inc. and Chord Advisors, LLC
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Schema Linkbase Document.
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	- Filed herewith.
**	- Furnished herewith.
+	- Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2015	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Michael D. Step
Name: Michael D. Step
Title: Chief Executive Officer

