Form 10-K
period 2015-12-31
RITTER PHARMACEUTICALS INC
filed 2016-03-21
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37428

RITTER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3474527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1880 Century Park East, Suite 1000 Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 203-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $20.1 million based upon the closing price for shares of the registrant’s common stock of $4.45 as reported by the NASDAQ Capital Market on that date. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.

As of March 16, 2016, there were 8,584,661 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ritter Pharmaceuticals, Inc.’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

RITTER PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to obtain additional financing;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the success and timing of our preclinical studies and clinical trials;

●	our ability to obtain and maintain regulatory approval of RP-G28 and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	regulatory developments in the United States and other countries;

●	the performance of third-party manufacturers;

●	our ability to develop and commercialize our product candidates;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	the successful development of our sales and marketing capabilities;

●	the potential markets for our product candidates and our ability to serve those markets;

●	the rate and degree of market acceptance of any future products;

●	the success of competing drugs that are or become available; and

●	the loss of key scientific or management personnel.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report. You should also read carefully the factors described in the “Risk Factors” section of this Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

This Annual Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third-parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

PART I

Item 1. Business

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. We are advancing human gut health research by exploring the metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics into applications intended to have a meaningful impact on a patient’s health.

Our first novel microbiome modulator, RP-G28, an orally administered, high purity galacto-oligosaccharide, is currently under development for the reduction of symptoms associated with lactose intolerance. RP-G28 is designed to stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting the lactose that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the Food and Drug Administration (“FDA”) for the reduction of symptoms associated with lactose intolerance. RP-G28 has been studied in a Phase 2a clinical trial and is a first-in-class compound.

The Gut Microbiome

The human gut is a relatively under-explored ecosystem but provides a great opportunity for using dietary intervention strategies to reduce the impact of gastrointestinal disease. The human body carries about 100 trillion microorganisms in the intestines, which is 10 times greater than the number of cells in the human body. This microbial population is responsible for a number of beneficial activities such as fermentation, strengthening the immune system, preventing growth of pathogenic bacteria, providing nutrients, and providing hormones. The increasing knowledge of how these microbial populations impact human health provides opportunities for novel therapies to treat an assortment of diseases such as neurological disease, cardiovascular disease, obesity, irritable bowel syndrome, inflammatory bowel disease, colon cancer, allergies, autism and depression.

Platform Approach

Our platform is based on selectively colonizing microbiota (increasing beneficial bacteria) in the colon, and thus changing the colon’s composition of microbiota. This process has been shown to stimulate the growth of endogenous bifidobacteria, which after a short feeding period become predominant in the colon. The result is believed to reduce inflammation and improve digestion, thereby potentially reducing digestive symptoms.

RP-G28 selectively increases colonization of lactose-metabolizing bacteria in the colon, such as bifidobacteria and lactobacilli, without increasing the growth of harmful bacteria, such as Escherichia coli (“E. coli”). Increased colonization of lactose-metabolizing colonic microbiota is associated with increased lactase activity, thereby increasing the fermentation of lactose into galactose, glucose and short chain fatty acids. We believe this process could reduce lactose-derived gas production and thereby mitigate the symptoms of lactose intolerance.

Lactose Intolerance

Studies have suggested that lactose intolerance is a widespread condition affecting over one billion people worldwide and over 40 million people in the United States (or 15% of the U.S. population), with an estimated nine million of those individuals demonstrating moderate to severe symptoms.

Current annual spending on over-the-counter lactose intolerance aids in the United States has been estimated at approximately $2.45 billion. However, these options are limited and there is no long-term treatment available.

Lactose intolerance develops in lactose maldigesters when consuming too much lactose or when lactose is added to a previously low-lactose diet. People with lactose maldigestion have a low activity level of lactase, the enzyme responsible for breaking down human lactose, located in the brush border membrane of the small intestine. Lactose intolerance is characterized by one or more of the cardinal symptoms; including abdominal pain/cramps, bloating, gas, and diarrhea following the ingestion of lactose or lactose-containing foods.

In lactose maldigesters, unhydrolyzed lactose passes into the large intestine, where it is fermented by the indigenous microflora into gases and short chain fatty acids. The excessive gas production and the osmotic effects of excessive undigested lactose cause the symptoms of lactose intolerance. Symptoms begin about 30 minutes to two hours after eating or drinking foods containing lactose. The severity of symptoms depends on many factors, including the amount of lactose a person can tolerate and a person’s age, ethnicity, and digestion rate. The symptoms of lactose intolerance are caused by gases and toxins produced by anaerobic bacteria in the large intestine. The problem of lactose intolerance has been exacerbated because many foods and drinks contain traces of lactose without lactose being clearly stated on the product’s label.

Diagnosis

Lactose intolerance is often diagnosed by evaluating an individual’s clinical history, which reveals a relationship between lactose ingestion and onset of symptoms. Hydrogen breath tests may also be utilized to diagnose lactose malabsorption and a milk challenge may be used to differentiate between lactose malabsorption and lactose intolerance. Further tests can be conducted to rule out other digestive diseases or conditions, including: stool examination to document the presence of a parasite, blood tests to determine the presence of celiac disease, and intestinal biopsies to determine mucosal problems leading to malabsorption, such as inflammatory bowel disease or ulcerative colitis.

Health Consequences

Substantial evidence indicates that lactose intolerance is a major factor in limiting calcium intake in the diet of individuals who are lactose intolerant. Studies suggest that these individuals avoid milk and dairy products, resulting in an inadequate intake of calcium and significant nutritional and health risks.

Research shows that lactose intolerant individuals have a higher prevalence and risk for osteoporosis, hypertension, decreased bone mineral density and several cancers, including colon and breast cancer from the lack of milk consumption.

Decreased Calcium Intake Increases the Risk for Hypertension

Over 30 published reports show that chronic calcium depletion may lead to increased arterial blood pressure. Many additional papers have corroborated this relationship between hypertension and a low calcium intake.

A growing body of evidence indicates that a nutritionally sound diet rich in fruits, vegetables and a generous component of low-fat dairy foods (sometimes referred to as the DASH diet) is optimal for reducing the risk of hypertension. Several reports have confirmed this finding in middle-aged and elderly women. Further, it appears that the DASH diet with generous low-fat dairy is associated with low prevalence of metabolic syndrome. Studies have suggested that the levels of dairy foods (three-four servings per day) required to achieve these effects are well above current U.S. averages and even further above that of lactose intolerant individuals who are avoiding dairy due to symptoms.

Decreased Calcium Intake Increases the Risk for Colon and Breast Cancers

A national symposium as long ago as 1993 reported that there was a relationship between dietary calcium and both colon and breast cancer. Clearly, several other factors are involved, and the role of calcium has not yet been fully elucidated from the others. Nonetheless, there is evidence of a relationship.

Our History

We were formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. Our first prototype, Lactagen™, was an alternative lactose intolerance treatment method. In 2004, clinical testing was conducted, which included a 60 subject double-blind placebo controlled clinical trial. The results were published in the Federation of American Societies for Experimental Biology in May 2005 and demonstrated Lactagen™ to be an effective and safe product for reducing symptoms for nearly 80% of the clinical participants who were on Lactagen™.

In 2008, we expanded our focus by developing a prescription drug development program. We initiated the program by developing RP-G28, a second generation edition of Lactagen™. We believe that RP-G28 enables us to state stronger claims, garner more medical community support and reach a wider market in the effort to treat lactose intolerance.

To help fund the development of RP-G28, we were awarded a grant from the United States government’s Health Care Bill program, the Qualifying Therapeutic Discovery Project, in 2008. The grant program provides support for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in new therapies that treat areas of unmet medical need and/or prevent, detect or treat chronic or acute diseases and conditions.

On September 16, 2008, we converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc.

Our Leading Product Candidate — RP-G28

Overview

RP-G28 is a novel highly purified galacto-oligosaccharide (“GOS”), which is synthesized enzymatically. The product is being developed to reduce the symptoms and frequency of episodes of abdominal pain associated with lactose intolerance. The therapeutic is taken orally (a powder solution mixed in water) for 30 consecutive days. The proposed mechanism of action of RP-G28 is to increase the intestinal growth and colonization of bacteria that can metabolize lactose to compensate for a patients intrinsic inability to digest lactose. Once colonization of bacteria has occurred, it is hypothesized that patients will continue to tolerate lactose as long as they maintain their microflora balance. RP-G28 has the potential to become the first FDA-approved drug for the reduction of symptoms associated with lactose intolerance.

Galacto-oligosaccharides (GOS)

RP-G28 is a >95% purified GOS product. GOS refers to a group of compounds containing β-linkages of 1 to 6 galactose units with a single glucose on the terminal end and are found at low levels in human milk. GOS products resist hydrolysis by salivary and intestinal enzymes because of the configuration of their glycosidic bonds and reach the colon virtually intact. The undigested GOS enhances the growth of beneficial, lactose metabolizing, colonic bacteria that already exist in the subject’s digestive track, including multiple species and strains of bifidobacteria and lactobacilli. Once colonies of these bacteria have increased, continued lactose exposure should maintain tolerability of lactose without further exposure to RP-G28.

The significance of a higher purity GOS, namely RP-G28, was highlighted in a 2010 study by Klaenhammer. The in vitro study concluded that RP-G28 promoted growth of lactobacilli and bifidobacteria, but did not promote multiple strains of E. coli. In contrast, lower purity GOS stimulated both bifidobacteria as well as the strains of E. coli evaluated. (As seen below in Figure 1, NCK 430 (e. coli) grew in the presence of low purity GOS (GOS 2). Alternatively, the higher purity GOS (RP-G28/GOS 1) did not promote the growth of E. coli.).

Figure 1

Mechanism of Action

RP-G28 selectively increases colonization of lactose-metabolizing bacteria in the colon, such as bifidobacteria and lactobacilli, without increasing the growth of harmful bacteria, such as E. coli. Increased colonization of lactose-metabolizing colonic bacteria is associated with increased lactase activity and GOS utilization, thereby increasing the fermentation of lactose into galactose, glucose and short chain fatty acids. Digestion of lactose reduces lactose-derived gas production and thereby mitigates the symptoms of lactose intolerance.

Safety & Toxicology of GOS

Clinical studies of GOS products were reviewed as part of the safety evaluation to support our Investigational New Drug (“IND”) Application for RP-G28. The safety of GOS products in humans has been evaluated in 486 adults at doses of 2.5 to 15 gm/day for up to 14 weeks, 342 children at doses of 2.0 – 2.4 gm/day for up to 1 year, and in 2415 newborns and infants for up to 6 months. Overall, no reports of severe adverse events attributable to the consumption of GOS were reported in the literature.

Among the studies that included tolerance endpoints, side effects were limited to reports of flatulence, fullness, gastronintestinal symptoms, and changes in stool consistency and frequency when GOS was consumed on a repeat basis at quantities of between 5.5 to 15 g/day (Ito 1990; Deguchi 1997; Teuri 1998); however, this effect was not consistently reported in all studies (Teuri and Korpela 1998; Depeint 2008; Drakoularako 2010; van de Heuval 1998; van Dokkum 1999; Bouhnik 2004; Sairanen and Piirainen 2007; Shadid 2007). Similar observations of increased flatulence have been reported following the consumption of fructooligosaccharides (15 gm/day) over a 7-day period (Alles 1996), and this symptom represents a localized effect that is expected in association with the consumption of indigestible fiber in large quantities. There were no reports of events in other System Organ Class (SOC) suggestive of systemic toxicity.

RP-G28 Clinical Safety

In addition to the nonclinical studies evaluating GOS products, the safety of RP-G28 for clinical investigation is supported by clinical safety results from our Phase 2a study, G28-001. In this study, RP-G28 was escalated from 1.5 grams per day to 15 grams per day over a 35-day dosing period.

RP-G28 was well-tolerated. There were no serious adverse effects. The most common adverse effects were headache, dizziness, nausea, upper respiratory tract infection, nasal congestion and pain. All adverse effects were mild or moderate in severity, and event occurrence was distributed over the treatment and post-treatment follow-up phase. No clinically significant changes or findings were noted from clinical lab evaluations, vital sign measurements, physical exams, or 12-lead electrocardiograms.

Our Market Opportunity

Unmet Medical Needs

Lactose intolerance is a challenging condition to manage. According to a market research study conducted by Objective Insights in April 2012, approximately 60% of lactose intolerant sufferers reported experiencing symptoms daily, or bi-weekly. Not only can symptoms be painful and embarrassing, they can also dramatically affect one’s quality of life, social activities, and health. Currently there are few reliable, or effective, treatments available that provide consistent or satisfactory relief.

Currently, there is no approved prescription treatment for lactose intolerance. Most persons with lactose intolerance avoid ingestion of milk and dairy products while others substitute non-lactose-containing foods in their diet. However, complete avoidance of lactose-containing foods is difficult to achieve (especially for those with moderate to severe symptoms) and can lead to significant long-term morbidity (i.e., dietary deficiencies of calcium and vitamin D).

At the 2010 National Institute of Health (“NIH”) Consensus Development Conference: Lactose Intolerance and Health, the NIH highlighted numerous health risks tied to lactose intolerance such as: osteoporosis; hypertension; and low bone density. There is substantial evidence indicating that lactose intolerance is a major factor in limiting calcium and nutrient intake in the diet of people who are lactose intolerant. Adequate calcium intake is essential to reducing the risks of osteoporosis and hypertension. In addition, chronic calcium depletion has been linked to increased arterial blood pressure, thereby establishing a relationship between hypertension and low calcium intake. Moreover, there is evidence of a correlation between calcium intake and both colon and breast cancer.

Treatment Options

Doctors generally recommend the following treatments for the management of lactose intolerance: (1) dairy avoidance; (2) lactase supplements; (3) probiotics/dietary supplements; and (4) dairy substitutes/lactose free products. Despite educating their patients on all viable treatment options, physicians tend to advise their patients to refrain from consuming any dairy products whatsoever. However, in a 2008 survey conducted by Engage Health, 47% of lactose intolerance sufferers reported that this method was not effective (largely due to hidden dairy products in ingredients), and only 30% of lactose intolerance sufferers reported lactase supplements as being effective in managing their lactose intolerance. Further, while probiotics/dietary supplements have been demonstrated to aid and support one’s digestive system, helping break down general foods consumed, they don’t directly help with lactose intolerance. The 2008 survey by Engage Health suggests that the majority of lactose intolerance patients are dissatisfied with current treatment options.

Patients Unsatisfied with Current Management Options

Growing Awareness

Lactose intolerance is a condition that continues to expand as society advances and evolves. Education and awareness have increased, and the American diet has greatly changed over the past decade to include more dairy-based goods. As the populace is growing older, the prevalence of lactose intolerance is increasing because more people tend to develop lactose intolerance later in life. Increased education and diagnosis is making more people aware of their allergies and digestive conditions. Physicians may compound the growth of lactose intolerance prevalence and its associated disorders by recommending individuals to avoid dairy products, a practice which in and of itself may increase severity of the intolerance.

It has been estimated that gastroenterologists see approximately 15 new patients with lactose intolerance each month.

Doctors tend to diagnose lactose intolerance in a patient before the patient is able to self-diagnose it. However, patients tend to initiate discussion about lactose intolerance with their doctors. This is indicative of broad public awareness of lactose intolerance. Doctors often administer two tests for diagnosing lactose intolerance: (i) a symptom history test and (ii) a hydrogen breath test.

Our Competitive Strengths

Market Opportunity

RP-G28 has the potential to become the first approved drug in the United States and Europe for the reduction of symptoms associated with lactose intolerance.

Renowned Scientific Team and Management Team

Our leadership team has extensive biotechnology/pharmaceutical expertise in discovering, developing, licensing and commercializing therapeutic products. We have attracted a scientific team comprised of innovative researchers who are renowned in their knowledge and understanding of the host-microbiome in the field of lactose intolerance and gastroenterology.

Substantial Patent Portfolio and Product Exclusivity

We have an issued patent in the United Kingdom directed to the composition of non-digestible carbohydrates, and we have issued patents in the United States directed to methods of using such compositions for the treatment of lactose intolerance and symptoms. Additional worldwide patent applications are pending. The patent applications include claims covering compositions, methods, formulations and packaging.

In addition, in July 2015 we acquired the rights, title and interest to certain patents and related patent applications with claims covering a process for producing ultra high purity galacto-oligosaccharide active pharmaceutical ingredients, including RP-G28 from our supplier. See “Business—Clinical Supply and Cooperation Agreement with Ricerche Sperimentali Montale and Inalco SpA” for additional details regarding the second amendment to the exclusive supply agreement and our exercise of the exclusive option.

See “Business—Intellectual Property” for additional information regarding our patent portfolio.

Our Growth Strategy

In order to achieve our objective of developing safe and effective applications to treat conditions associated with microbiome disfunctions, our near-term and long-term strategies include the following:

●	Complete an adaptive design Phase 2b/3 clinical trial and any additional pivotal studies of RP-G28 for the reduction of symptoms associated with lactose intolerance;

●	seek regulatory approval of RP-G28 for the reduction of symptoms associated with lactose intolerance if the clinical trials are successful, initially in the United States and subsequently in the rest of the world;

●	develop and commercialize RP-G28 either by ourselves or in collaboration with others throughout the world;

●	explore the use of RP-G28 for additional potential therapeutic indications and orphan indications;

●	establish ourselves as a leader in developing therapeutics that modulates the human gut microbiome;

●	continue to develop a robust and defensible patent portfolio, including those we own and those we plan to in-license in the future; and

●	continue to optimize our product development and manufacturing capabilities both internally and externally through outside manufacturers.

Clinical and Regulatory

IND Application/Phase 1

We submitted an IND application for RP-G28 to the FDA in June 2010. Because the safety and tolerability profile, pharmacokinetics and dose response curve of GOS products is generally well understood, as part of our IND submission, we proposed that the data supporting the IND was sufficient to support a Phase 2 proof-of-concept study in a small number of lactose-intolerant patients. The FDA agreed with this proposal and the typical Phase 1 clinical program in healthy volunteers was replaced by a Phase 2a program in subjects with lactose intolerance.

On June 28, 2010, we received an advice letter from the FDA regarding our IND submission. The FDA suggested that we (1) consider expanding our inclusion criteria to include females of childbearing potential who are willing to use appropriate contraception throughout the duration of the protocol; (2) follow the FDA’s guidance regarding Patient-Reported Outcome Measures; and (3) include a pharmacokinetic study in our proposed Phase 2a trial to determine the extent of systemic exposure of RP-G28.

Phase 2a Study

In June 2011, we began a Phase 2a clinical trial on RP-G28 to validate the efficacy, safety, and tolerance of RP-G28 compared to placebo when administered to subjects with symptoms of lactose intolerance. The clinical results from the study, which concluded at the end of 2011, showed that RP-G28 improved lactose digestion versus placebo as measured by the improvement in digestive symptoms associated with lactose intolerance and decline in hydrogen production present in a hydrogen breath test.

On June 12, 2013, we announced positive data from our Phase 2a first-in-human, proof of concept clinical study of RP-G28. The purpose of the study was to assess the effectiveness, safety and tolerability of RP-G28 compared to a placebo when administered to subjects with symptoms associated with lactose intolerance. The results were presented at Digestive Diseases Week and the New York Academy of Sciences Conference on Probiotics, Prebiotics and the Host Microbiome: The Science of Translation, and co-sponsored by the Sackler Institute for Nutrition Science and the International Scientific Association of Probiotics and Prebiotics.

The double-blinded, randomized, multi-center, placebo-controlled Phase 2a study evaluated RP-G28 in 62 patients with lactose intolerance over a treatment period of 35 consecutive days. Post-treatment, subjects reintroduced dairy into their diets and were followed for an additional 30 days to evaluate lactose digestion, as measured by hydrogen production and symptom improvements. In order to confirm lactose intolerance and study participation, subjects underwent a 25-gram lactose challenge in the clinic. Lactose intolerance symptoms and hydrogen production via hydrogen breath test were assessed for six hours post-lactose dose. Eligible subjects were required to demonstrate a minimum symptom score and a “positive” hydrogen breath test in order to be eligible for randomization. A “positive” breath test was defined as a hydrogen gas elevation of 20 parts per million (ppm) at two time-points within the six hours following a lactose-loading dose. The primary endpoints included tracking patients’ gastrointestinal symptoms via a patient-reported symptom assessment instrument (a Likert Scale, measuring individual symptoms of flatulence, bloating, cramping, abdominal pain and diarrhea, on a scale of 0 (none) to 10 (worst)) at baseline, day 36 and day 66; as well as the measurement of hydrogen gas levels in their breath following a 25-gram lactose challenge.

RP-G28 was well tolerated, with no significant adverse events reported. The Phase 2a study demonstrated clinically meaningful benefits to patients on treatment, whereas treated subjects reported increased tolerance to lactose and dairy foods: reduced lactose intolerance symptoms (gas, bloating, cramping and abdominal pain) were reported in subjects on RP-G28, a durable reduction in abdominal pain (p=0.019) was reported, and treated patients were six times more likely to describe themselves as lactose tolerant (p=0.039). In sum, positive trends were seen when the entire per protocol study population was analyzed, including some statistically significant subgroup analysis, suggesting that a therapeutically positive effect is seen. Although there were few primary and secondary efficacy endpoints with statistically significant results, the combined data suggest that RP-G28 is exerting a positive therapeutic effect. We believe these positive drug effect trends combined with the benign safety profile support continued drug development of RP-G28.

Key findings of the Phase 2a study include:

●	RP-G28 was well tolerated with no significant study-drug related adverse effects. The benign adverse event safety profile of RP-G28 with dose levels up to 15 gm/day observed in this study is consistent with the known safety of GOS products administered up to 20 gm/day reported in literature.

●	Subjects in the RP-G28 group reported a reduction in total symptoms after treatment. Reported symptom improvement continued 30 days post-treatment. Improvement in symptoms was assessed in the study using several different measures, including a pain Likert scale and a patient global assessment. Subjects receiving RP-G28 had greater improvement in most of their symptoms (cramps, bloating and gas) following lactose challenge compared to placebo, but the differences were not statistically significant given the small cohort size. However, a clinically meaningful reduction in abdominal pain was seen in subjects receiving RP-G28 compared to placebo.

●	An analysis of “responders” for abdominal pain (defined as subjects who reported a score of zero in abdominal pain severity following a lactose challenge at Day 36/Hour 6 and Day 66/Hour 6) was performed. In the 55 subjects who noted abdominal pain following the baseline (Day 0) lactose challenge, 50% of RP-G28-treated subjects reported no abdominal pain compared to 17% of the placebo-treated subjects. This difference was statistically significant (p = 0.0190). See Figure 2 below.

●	An analysis of “responders” for abdominal pain (defined as subjects who reported a greater than 50% decrease in abdominal pain severity following lactose challenge between Day 0/Hour 6 and Day 36/Hour 6) was performed. In the 55 subjects who noted abdominal pain following the baseline (Day 0) lactose challenge, 72.2% of RP-G28-treated subjects reported a >50% reduction in abdominal pain severity compared to 42.1% of the placebo-treated subjects. This difference was also statistically significant (p=0.0288).

●	To better explore a meaningful benefit to patients, a global assessment was explored. Six times as many patients in the treatment group versus the placebo group described themselves as lactose tolerant and did not report symptoms associated with lactose intolerance on Day 66. After completion of study treatment at Day 36, subjects were encouraged to re-introduce dairy foods into their diet. Thirty days later (Day 66), subjects were asked to provide an assessment of their symptom status, i.e., whether they considered themselves still lactose intolerant compared with subjects receiving placebo (Yes/No). As seen below in Figure 2 below, in the 58 subjects providing responses, a significantly larger percentage of subjects receiving RP-G28 (30%) considered themselves no longer lactose intolerant compared with subjects receiving placebo (5.6%); this result was statistically significant (p=0.0389).

●	The reduction in total symptoms following a post-treatment lactose challenge was consistent with the improvement in post-treatment hydrogen breath test results as compared to baseline (pre-treatment) results. Although rarely used in clinical practice and primarily used to identify lactase deficiency, hydrogen measurements were used as an eligibility criterion as well as an outcome measure in our Phase 2a proof-of-concept study. Our intent was to better understand how lactose intolerant symptoms and hydrogen values correlated and whether a treatment effect could be detected by hydrogen production. In the RP-G28 group, the median peak hydrogen production was 113 ppm on Day 0 and 110 ppm on Day 36. In the placebo group, the median peak hydrogen production was 94 ppm at Day 0 and 113 on day 36. At Day 0 and Day 36, the median total hydrogen production was 385 ppm and 367 ppm, respectively, for the RP-G28 group and 347 and 436 ppm, respectively, for the placebo group. Comparison of the hydrogen breath test results between RP-G28 and placebo shows that median hydrogen production was generally similar between the two treatment groups at Day 0 while at Day 36, median hydrogen production was lower in the RP-G28 group compared to placebo at the peak time points of 2 to 4 hours. While the differences were not large, the RP-G28 group had consistently lower levels of breath hydrogen production from Hours 2 to 6 following lactose challenge, but the results did not correlate with clinical symptoms. In the Placebo group, differences in hydrogen production following lactose challenge were not apparent.

Figure 2

In the Phase 2a study, changes in the fecal microbiome were investigated using both Terminal Restriction Fragment Length Polymorphisms (TRFLP), a molecular biology technique for profiling microbial communities based on the position of a restriction site closest to a labeled end of an amplified gene, and microme analysis of 16S rRNA genex by pyrosequencing, a method of DNA sequencing (determining the order of nucleotides in DNA).

Figure 3

In addition, Principal Component Analysis (PCA), a multivariate method that helps transform a number of possibly correlated variables into a smaller number of uncorrelated variables called principal components, thereby reducing the dimensions of a complex dataset, showed statistically significant shifts in the microbiome of subjects fed RP-G28, compared to placebo, at 66 days. Specifically, RP-G28 significantly altered the microbiomes of 82% of the study participants who received the treatment. See Figure 3 above.

Pre-treatment, three distinct clusters were identified, whereas post-treatment (Day 66) two distinct clusters were identified, showing a clear shift in certain species represented before and after treatment.

Principal Coordinates Analysis (PCoA), a multivariate method that helps visualize similarities and dissimilarities in large datasets, was also utilized to analyze the microbiome data. For analysis of 16S amplicon sequencing data, we created Unweighted Unifrac similarity matrices (that is we conducted PCoA) and applied ANOSIM (Analysis of Similarities) and PERMANOVA (Permutational Analysis of Variance) statistical analyses. Our analysis showed a significant association between Day (day 0 or baseline, and day 36 and 66 as categories) and microbiome composition (ANOSIM R = 0.218, P = 0.0001, PERMANOVA Pseudo-F = 3.4318, P = 0.0001). These data indicate that RP-G28 and subsequent introduction of lactose into the diet had impacted the fecal microbiome of participants. Further, lactose metabolizing bacteria were shown to increase in the treatment group.

The results of our Phase 2a study were published in Nutrition Journal in a manuscript entitled “Improving lactose digestion and symptoms of lactose intolerance with a novel galacto-oligosaccharide (RP-G28): a randomized, double-blind clinical trial.”

We held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products on February 20, 2013. The purpose of the meeting was to obtain the FDA’s feedback on the planned Phase 2 program and Phase 3 programs, inform the FDA of our ongoing development plans, gain feedback on relevant clinical trial design and end points related to patient meaningful benefits, and to inform the FDA of the status of our product characterization. We believe that this meeting was a significant step forward in streamlining the pathway to initial U.S. approval of RP-G28 to reduce symptoms and frequency of symptomatic episodes associated with lactose intolerance. The meeting and official meeting minutes provided valuable guidance on the development path of RP-G28:

●	The FDA agreed with our decision to develop and validate a new analytical assay for RP-G28 drug substance and drug product. This adjustment will provide additional information about GOS components and non-GOS impurities, which the FDA agrees should be in place before we prepare batches of the drug substance for use in any pivotal Phase 3 clinical trials.

●	Based on our plan to conduct ICH-compliant GLP embryo-fetal development toxicology studies (in two species) and the ICH standard battery of genotoxicity tests using RP-G28, the FDA agreed that no additional nonclinical studies are needed at this time to support Phase 3 studies.

●	The FDA advised us on potential end points and clinical trial design.

●	We addressed the FDA’s recommendation in its June 28, 2010 advice letter that we include a pharmacokinetic study in the Phase 2b study to assess the extent of systemic exposure of RP-G28. We explained to the FDA that we did not collect serum samples for pharmacokinetic measurement in the Phase 2a study because at the time assays for measuring RP-G28 were not available and significant systemic absorption was not anticipated. We then informed the FDA of our plan to evaluate alternatives, as a surrogate for RP-G28 systemic exposure as part of our Phase 2b program. The FDA agreed with this approach.

Following analysis of the Phase 2a clinical trial, discussions with the FDA in 2013 about our clinical development plan, and further discussions with our regulatory consultants, we initiated a Phase 2b/3 clinical trial of RP-G28 in March 2016. We believe this trial could serve as one of two pivotal trials should the resulting data and the FDA be supportive of this trial as a pivotal trial. We did not discuss the Phase 2b/3 study design and development plan with the FDA, though we did submit a supplement to the IND detailing the protocols for the adaptive study. See below for further discussion of our Phase 2b/3 study.

Nonclinical Safety Plans

Given the established safety profile of GOS in humans and the lack of significant safety concerns with RP-G28 administered to subjects in the Phase 2a study, no additional non-clinical safety studies are planned to support continued evaluation of RP-G28 in the Phase 2 program.

Guidelines adopted by the FDA and established by ICH require nonclinical studies that specifically address female fertility to be completed before the inclusion of women of child bearing potential in large-scale or long-duration clinical trials (e.g., Phase 3 trials). In the United States, such assessments of embryo-fetal development can be deferred until before Phase 3 using precautions to prevent pregnancy in clinical trials. As the FDA recommended in their June 28, 2010 advice letter, we will continue to evaluate females of child-bearing potential who are willing to use appropriate contraception throughout the duration of any study. In addition, to support Phase 3 studies, we plan to perform ICH-compliant embryo-fetal development toxicology studies of RP-G28. We will then confirm any negative findings from these toxicology studies in a standard battery of ICH-compliant genotoxicity tests using RP-G28.

Phase 2b/3 Study

The Phase 2b/3 clinical trial of RP-G28 was initiated in March 2016. This study is designed as a multi-center double-blinded, placebo controlled clinical trial of approximately 350 subjects to determine the maximum tolerated dose and optimal dose-escalation schedule for RP-G28. The trial will assess patients with moderate to severe abdominal pain as measured by a pain Likert scale after a lactose challenge. The Phase 2b/3 clinical trial is designed to measure additional lactose intolerance symptoms (gas, bloating, diarrhea, cramps) as secondary endpoints. Entry criteria in the Phase 2b/3 study will include a hydrogen breath test to validate lactase deficiency. The Phase 2b/3 study design includes a screening phase; a 30-day course treatment phase and a 30-day post-treatment evaluation phase. The study is designed to gradually escalate the dose beyond the 15 gm/day dose level evaluated in the Phase 2a study. Study subjects will abstain from lactose containing food products and then be randomized evenly (1:1:1:1) to receive one of three doses of RP-G28 or placebo for 30 days. Subjects will then be followed post-treatment for an additional 30 days while lactose containing food products are re-introduced into their diets. The primary endpoint for the Phase 2b/3 clinical study will be a durable reduction in abdominal pain, with secondary endpoints measuring changes in individual lactose intolerance symptoms (gas, bloating, diarrhea, cramps). The Phase 2b/3 study is also designed to include collection of blood samples to assess systemic exposure to RP-G28 using measurement of serum concentrations of a trisaccharide. This is will be monitored as a surrogate to assess the systemic bioavailability of orally administered RP-G28. Additionally, the study will require the collection of fecal samples from patients enrolled to evaluate the baseline and changes to the patient’s microbiome that correlate to symptom reduction and lactose tolerance.

In order to gather long-term data on subjects exposed to RP-G28, we also intend for subjects completing the Phase 2b/3 protocol to be offered enrollment in an observational extension study, G28-004. As RP-G28 is expected to provide extended relief from lactose intolerance symptoms beyond the initial 30-day treatment phase, this extension study for the Phase 2b/3 program is going to assess the long-term treatment effect. We intend for the results from this study to guide the need to evaluate an additional 30-day course of treatment in Phase 3 in subjects who experience the return of lactose intolerance symptoms after an initial course of RP-G28.

Adaptive seamless phase 2b/3 designs, such as the Phase 2b/3 pivotal clinical trial for RP-G28, are aimed at interweaving the two phases of full development by combining them into one single, uninterrupted study conducted in two steps. Adaptive seamless phase 2b/3 designs enable a clinical trial to be conducted in steps with the sample size calculation selected on the basis of data observed in the first step to continue along to the second step. The main statistical challenge in such a design is ensuring control of the type I error rate. Most methodology for such trials is based on the same endpoint being used for interim and final analyses. A type I error is one in which the adaptation process leads to design, analysis, or conduct flaws that introduce bias that increases the chance of a false conclusion that a treatment is effective (a type I error). Controlling type I error can be accomplished by prospectively specifying and including in the statistical analysis plan all possible adaptation plans that may be considered during the course of the trial. We are working with Covance, Inc., a contract research organization (“CRO”) to control type I error in our Phase 2b/3 study.

Research and Development Agreement with Kolu Pohaku Technologies and Kolu Pohaku Management, LLC

On November 30, 2010, we entered into a Research and Development Agreement & License (the “R&D Agreement”) with Kolu Pohaku Technologies, LLC (“KPT”) and Kolu Pohaku Management, LLC (“KPM”). The R&D Agreement called for KPT to make a series of payments to us totaling $1,750,000 in exchange for us performing certain research and development activities in Hawaii for the benefit of KPT (referred to herein as the “KP Research”), from the effective date of the agreement through December 31, 2014. The KP Research consisted of the initial phase of research, including the conduct of Phase 2 clinical trials in Hawaii for RP-G28. Under the terms of the R&D Agreement, we maintained sole and exclusive control over the manner in which we and our employees and contractors performed the KP Research and ownership of the results of our ongoing research related to RP-G28, although KPT maintained ownership of the results of the KP Research. Inventions, developments, and improvements arising out of the KP Research were owned by KPT. Under the terms of the R&D Agreement we would bear any costs involved in obtaining patents for any inventions, developments or improvements resulting from the KP Research. In exchange for the irrevocable, perpetual, exclusive, worldwide right and license to the results of the KP Research, we agreed to pay a quarterly royalty payment to KPT of  $32,000 commencing March 31, 2015 and continuing through December 31, 2035 or until such time as the KPM Option (described below) was exercised. The license included, without limitation, our right to sublicense the KP Research and to make, have made, use, sell, offer for sale and import products based, in whole or in part, on the KP Research. The R&D Agreement was subsequently amended on, July 6, 2011, September 30, 2011, February 6, 2012 and November 4, 2013 to increase the funding to be received by us thereunder and to add royalty payments made by us for years subsequent to the original agreement.

In connection with the R&D Agreement, we also granted an option (the “KPM Option”) to KMP. Pursuant to the terms of the KPM Option Agreement, we had the right to put to KPM and KPM had the right to call from us 1,469,994 shares of our then authorized Series B preferred stock at any time after December 31, 2014. The number of shares was determined by dividing the $1,750,000 of payments made by KPT to us under the R&D Agreement by the Series B preferred stock original issue price of $1.19 per share. On March 26, 2015, we exercised our right to put the KPM Option and issued 1,469,994 shares of Series B preferred stock to KPM (the “KPM Shares”). Pursuant to the terms of the KPM Option Agreement, our issuance of the KPM Shares to KPM resulted in the full satisfaction of our obligation to make royalty payments to KPT under the R&D Agreement and also resulted in the termination of the R&D Agreement and therefore KPM’s and KPT’s right, title, and interest in the KP Research under the R&D Agreement was assigned to Ritter.

Master Service Agreement

On December 30, 2015, we entered into a Master Service Agreement with Covance, Inc. (“Covance”), with an effective date of December 29, 2015. Pursuant to the terms of the Master Service Agreement, Covance (or one or more of its affiliates) will provide Phase 1, 2, 3, and 4 clinical services for a clinical study or studies to us, and, at our request, assist us with the design of such studies, in accordance with the terms of separate individual project agreements to be entered into by the parties. The term of the agreement is for three years and will renew automatically for successive one year periods unless Covance is no longer providing services under the agreement or either party has terminated the agreement upon written notice. We may terminate the Master Service Agreement or any individual project agreement entered into under the Master Service Agreement prior to the applicable study’s completion at any time for any reason upon 30 days written notice to Covance, except when the reason for termination is the safety of subjects, in which case it may be terminated immediately. Covance may not terminate any individual project agreement without cause, except when the reason for the termination is the safety of subjects, in which case it may be terminated immediately. In the event of a termination of the Master Service Agreement, Covance will be entitled to full payment for (i) work performed on the applicable project upon through the date work on such project is concluded and (ii) reimbursement for all non-cancellable and non-refundable expenses and financial obligations which Covance (or an affiliate) has incurred or undertaken on our behalf.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. In December 2009, we entered into a Clinical Supply and Cooperation Agreement (the “Supply Agreement”), with Ricerche Sperimentali Montaleor (“RSM”) and Inalco SpA (“Inalco”). Pursuant to the terms of the Supply Agreement, RSM has exclusively manufactured for us, and will continue to manufacture for us in connection with our Phase 2b/3 study, an improved form of GOS (higher purity) (referred to as “Improved GOS”). RSM also agreed that it will not, except as necessary for RSM to perform its obligations under the Supply Agreement, market or sell Improved GOS, or any galacto-oligosaccharides that are of greater purity to any third party. In addition to our payments to RSM for the GOS manufactured or to be manufactured by RSM for us in connection with our clinical trials, we agreed to pay RSM certain milestone payments including a payment of  $50,000 as consideration for its assistance in seeking the necessary regulatory approvals for RP-G28 (consisting of a payment of  $25,000 upon the effective date of the Supply Agreement and a payment of  $25,000 upon completion to our satisfaction of the drug master file submission to the FDA related to RP-G28 or another product using Improved GOS). We also agreed to pay a monthly fee of $7,000 in consideration for the services provided by RSM under the agreement, which became payable 30 days after our initial public offering, and will continue until such time as the parties agree that RSM’s support for regulatory approval is no longer required, which is expected to be after the completion of our Phase 3 studies. Pursuant to the terms of the Supply Agreement, we also agreed to reimburse RSM for its reasonable costs actually incurred in purchasing certain equipment required to perform its analysis methods for Improved GOS, which equipment we will own upon payment.

Pursuant to the terms of the Supply Agreement, RSM granted us an exclusive worldwide option to the assignment of all right, title and interest to the Improved GOS (the “Improved GOS IP”), which we could exercise by paying RSM $1,000,000, within 10 days of a Financing Receipt (as defined in the Supply Agreement), which included our initial public offering. As additional consideration for the assignment of the Improved GOS IP, we agreed to pay RSM an additional $1,000,000 within 10 days of the approval by the FDA of the new drug application (“NDA”) for our first product containing Improved GOS. Under the terms of the Supply Agreement, we would continue to make the monthly payments to RSM until such time as the parties agree that RSM’s support for regulatory approval is no longer required. See the section below entitled “Intellectual Property — Patents and Proprietary Rights Covering Our Drug Candidates” for additional information regarding the Improved GOS IP.

Pursuant to the terms of the Supply Agreement, the parties agreed that in the event we were able to obtain a Financing Receipt, the parties would enter into a further agreement (the “Proposed Agreement), for the purpose of clarifying future manufacturing services to be provided by RSM to us regarding Improved GOS and payment by us for such services. The Supply Agreement sets forth certain terms and conditions that the parties to the agreement agreed would be included in the Proposed Agreement, including, among other things, a provision that calls for certain milestone payments to be paid to RSM by us in the event we receive approval from the FDA to market RP-G28 or another product using Improved GOS, which milestone payments will be based upon the number of “units” sold by us containing Improved GOS. The Proposed Agreement will terminate upon the expiration of the first patent filed by RSM regarding Improved GOS.

The Supply Agreement was amended in September 2010. Pursuant to the terms of this amendment, we have paid all obligations to RSM in satisfaction of the payment due to RSM upon completion to our satisfaction of the drug master file submission to the FDA related to RP-G28 (as described above). The amendment also further defined the terms and conditions of the supply of Improved GOS by RSM to us to ensure adequate and timely delivery of Improved GOS to us.

The Supply Agreement was further amended on July 24, 2015 to adopt certain provisions contemplated by the Proposed Agreement. Pursuant to the terms of the second amendment to the Supply Agreement, the provisions related to the exclusive worldwide option to the assignment of all right, title and interest to the Improved GOS IP were amended to provide that we could exercise the option by paying RSM $800,000 within ten days after the effective date of the second amendment to the Supply Agreement. We exercised this option on July 30, 2015 and RSM transferred the Improved GOS IP to us. Under the terms of the Supply Agreement, as amended, if we fail to make any future option payment required under the terms of the Supply Agreement, we may be required to return the Improved GOS IP to RSM. The terms of the second amendment to the Supply Agreement require us to pay RSM $400,000 within 10 days following FDA approval of a new drug application for the first product owned or controlled by us using Improved GOS as its active pharmaceutical ingredient and to pay RSM the sum of $250 per kilo for clinical supply of Improved GOS instead of $2,000 per kilo as was previously required.

In consideration for RSM entering into the second amendment to the Supply Agreement, we issued 100,000 shares of our common stock to RSM pursuant to a stock purchase agreement. The shares issued to RSM are subject to a lock-up agreement, pursuant to which RSM has agreed that it will not sell these shares for a period ending on the earlier of (i) the public release by us of the final results of our Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of a Form 10-Q with the SEC for the fiscal quarter in which we receive the results of our Phase 2b/3 clinical trial of RP-G28.

Commercialization

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. RP-G28, if approved, is intended to be prescribed to patients suffering from lactose intolerance. These patients are normally under the care of a gastroenterologist and/or a primary care physician. Our current plan is to evaluate a possible partnership to commercialize RP-G28 for the reduction of symptoms associated with lactose intolerance in patients in the United States and Europe if it is approved. We may also build our own commercial infrastructure or utilize contract reimbursement specialists, sales people and medical education specialists, and take other steps to establish the necessary commercial infrastructure at such time as we believe that RP-G28 is approaching marketing approval. Outside of the United States and Europe, subject to obtaining necessary marketing approvals, we will likely seek to commercialize RP-G28 through distribution or other collaboration arrangements for patients suffering from lactose intolerance.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Although we know of no drug candidate, other than RP-G28, in advanced clinical trials for treating lactose intolerance, other biopharmaceutical companies may be able to develop compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include microbiome-based development companies such as Second Genome, Inc., Seres Health, Inc., Enterome SA, Vedanta Biosciences, Inc., and Microbiome Therapeutics, LLC. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We will also compete with providers of a wide variety of lactase supplements (the most widely used supplement in the United States being Lactaid®), probiotic/dietary supplements, and lactose-free and dairy-free products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

Intellectual Property

The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the United States and internationally for uses of RP-G28 and our discovery programs, and any other inventions to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We do not have composition of matter patent protection in the United States for RP-G28, which may result in competitors being able to offer and sell products so long as these competitors do not infringe any other patents that we hold, including patents directed to methods of manufacturing and purified RP-G28 or directed to methods of using RP-G28.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes from commercial competition. Furthermore, we cannot be sure that issued patents will not be challenged in court as invalid or in the Patent Office as unpatentable. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Relating to Our Intellectual Property.”

Patents and Proprietary Rights Covering Our Drug Candidates

We strive to protect our product candidates and exclusivity rights, as well as both maintain and fortify our position in the field of reduction of symptoms associated with lactose intolerance. We believe our intellectual property portfolio consists of early and broad filings in the area. We have focused on patents and patent applications relating to use of our products in disease treatment. We have sought and continue to seek the strongest possible intellectual property protection available to us in order to prevent others from directly competing with us, as well as to exclude competition around our products, their manufacture, and methods for use of the products in disease treatment. Our intellectual property portfolio related to RP-G28 contains four issued patents relating to RP-G28 and its uses. That portfolio also includes at least 15 other related, pending patent applications in the United States and worldwide. We also own a patent family, including claims generally directed to processes for producing an improved form of galactoologosaccharides (GOS) mixtures (higher purity); this family includes issued patents in United States (not expiring until 2030), Italy (not expiring until 2029), Germany, and the Netherlands (not expiring until 2030), as well as applications pending in the United States, China, India, and other jurisdictions that, if issued, will not expire until 2030.

This portfolio includes patents and proprietary rights related to:

●	U.S. Patent No. 8,486,668, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for treating lactose intolerance comprising administering, for a predetermined number of days, a high purity galactooligosaccharides (GOS) pharmaceutical composition, and wherein the administration leads to a persistent decrease in at least one symptom of lactose intolerance;

●	U.S. Patent No. 8,492,124, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for treating lactose intolerance comprising administering, for a predetermined number of days, a controlled release pharmaceutical composition that contains galoctooligosaccharides (GOS), but does not contain a probiotic;

●	U.S. Patent No. 8,785,160, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for treating lactose intolerance comprising administering a hydrogen breath test, diagnosing lactose intolerance based upon the hydrogen breath test, and administering a high purity galactooligosaccharides (GOS) pharmaceutical composition;

●	U.S. Patent No. 9,200,303, which has a current expiry date of August 6, 2030 (subject to the payment of maintenance fee), includes claims generally directed to the processes for producing ultra-pure galactooligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	United Kingdom Patent No. GB2480042, which has a current expiry date of February 16, 2030, includes claims generally directed to a solid oral unit-dosage form of a high purity galactoologosaccharides (GOS);

●	European Patent No. EP 2,462,234, validated in six European countries, including Germany, Great Britain, and France, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the processes for producing preparing ultra-pure galactooligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	Italian Patent No. IT 1,395,068, which has a current expiry date of August 7, 2029 (subject to the payment of annuities), includes claims generally directed to the production of ultra-pure galactooligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications; and

●	Chinese Patent No. ZL 201080035013.2, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the production of ultra-pure galactooligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications.

We are pursuing patent applications. These applications are pending in the United States, Europe, Japan and other jurisdictions, and, if they issue as patents, will not expire until at least 2030, and include claims generally directed to (i) oral dosage forms of a higher purity galactoologosaccharides (GOS), (ii) use of galactoologosaccharides (GOS) for treating lactose intolerance, and (iii) methods of preventing or reducing certain symptoms of lactose intolerance using galactoologosaccharides (GOS) dosage forms.

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Government Regulation and Product Approval

Governmental authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States and by the European Medicines Agency (the “EMA”) through the Marketing Authorization Application (“MAA”) process before they may be legally marketed in Europe. Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

●	refusal to approve pending applications;

●	withdrawal of an approval;

●	imposition of a clinical hold;

●	warning letters;

●	product seizures and/or condemnation and destruction;

●	total or partial suspension of production or distribution; or

●	injunctions, fines, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (“GLPs”) or other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (“GCPs”), to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of a NDA;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

●	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●	Phase 2. Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Although there are no statutory or regulatory definitions for Phase 2a and Phase 2b, Phase 2a is commonly used to describe a Phase 2 clinical trial designed to evaluate efficacy, adverse effects and safety risks and Phase 2b is commonly used to describe a subsequent Phase 2 clinical trial that also evaluates dosage tolerance and optimal dosage.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

Adaptive seamless phase 2b/3 designs, such as the Phase 2b/3 pivotal clinical trial for RP-G28 that we are contemplating, are aimed at interweaving the two phases of full development by combining them into one single, uninterrupted study conducted in two steps. Adaptive seamless phase 2b/3 designs enable a clinical trial to be conducted in steps with the sample size calculation selected on the basis of data observed in the first step to continue along to the second step. The main statistical challenge in such a design is ensuring control of the type I error rate. Most methodology for such trials is based on the same endpoint being used for interim and final analyses. A type I error is one in which the adaptation process leads to design, analysis, or conduct flaws that introduce bias that increases the chance of a false conclusion that a treatment is effective (a type I error). Controlling type I error can be accomplished by prospectively specifying and including in the statistical analysis plan all possible adaptation plans that may be considered during the course of the trial. We intend to work with a CRO to determine how best to control type I error in our Phase 2b/3 study.

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. For instance, we held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products on February 20, 2013. The purpose of the meeting was to obtain the FDA’s feedback on the planned clinical development program and future necessary clinical studies, inform the FDA of our ongoing development plans, gain feedback on relevant clinical trial design and end points related to patient meaningful benefits, and to inform the FDA of the status of our product characterization. At the time of our meeting, we were not contemplating an adaptive design Phase 2b/3 clinical trial. Based on RP-G28’s mechanism of action, data from the Phase 2a clinical study, and further research conducted after the Type C Meeting in early 2013, however, we now intend to conduct our next clinical trial as an adaptive design Phase 2b/3 clinical trial. We do not intend to request an additional meeting to seek FDA guidance about this specific clinical development plan although we will submit a supplement to the IND detailing the protocols for the adaptive study.

FDA meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new drug. If a Phase 2 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

According to published guidance on the SPA process, a sponsor which meets the prerequisites may make a specific request for a SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the quality, purity and potency of the drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination of whether it is sufficiently complete to permit substantive review. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA marketing approval of RP-G28, one of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act (“BPCA”), certain drugs may obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA (a Written Request) relating to the use of the active moiety of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

We have not received a Written Request for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles, and submit reports of the studies. A Written Request may include studies for indications that are not currently in the labeling if the FDA determines that such information will benefit the public health. The FDA will accept the reports upon its determination that the studies were conducted in accordance with and are responsive to the original Written Request or commonly accepted scientific principles, as appropriate, and that the reports comply with the FDA’s filing requirements.

In addition, the Pediatric Research Equity Act (“PREA”) requires all applications (or supplements to an application) submitted under section 505 of the FDCA (21 U.S.C. §355) for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to contain a pediatric assessment unless the applicant has obtained a waiver or deferral. It also authorizes the FDA to require holders of approved NDAs for marketed drugs to conduct pediatric studies under certain circumstances. In general, PREA applies only to those drugs developed for diseases and/or conditions that occur in both the adult and pediatric populations. Products intended for pediatric-specific indications will be subject to the requirements of PREA only if they are initially developed for a subset of the relevant pediatric population.

As part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized both BPCA and PREA, which were slated to expire on September 30, 2012, and made both laws permanent.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

We intend to explore orphan drug designation for RP-G28 for any orphan indication in which there is a medically plausible basis for treatment of the indication through colonic adaptation of gut bacteria.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

●	compliance with current good manufacturing practices;

●	record-keeping requirements;

●	reporting of adverse experiences with the drug;

●	providing the FDA with updated safety and efficacy information;

●	drug sampling and distribution requirements;

●	notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and

●	complying with FDA promotion and advertising requirements.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to regulations of other countries governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Reimbursement

Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of the ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, some members of the U.S. Congress have been seeking to overturn at least portions of the legislation and we expect they will continue to review and assess this legislation and alternative health care reform proposals. Any legal challenges to the ACA, as well as Congressional efforts to repeal the ACA, add to the uncertainty of the legislative changes enacted as part of the ACA.

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Employees

As of the date of this Annual Report, we had eight employees, all of whom were full time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

Available Information

We file with the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Ritter Pharmaceuticals, Inc. and other companies that file materials with the SEC electronically. As soon as practicable after filing with the SEC, we make copies of our reports on Form 10-K, Forms 10-Q and Forms 8-K available to the public, free of charge, through the investor relations tab on our web site, http://www.ritterpharmaceuticals.com/investors.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing business environment that involves multiple risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this Annual Report and in our subsequent filings with the SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks, and you could lose all or part of your investment. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred net losses in each year since our inception. Currently, we have no products approved for commercial sale. As a result, our ability to reduce our losses and reach profitability is unknown, and we may never achieve or sustain profitability.

We have incurred net losses in each year since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2015 and 2014, we had net losses of approximately $8.8 million and $2.5 million, respectively, and had net cash used in operating activities of approximately $6.1 million and $1.1 million, respectively.

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our drug discovery research, preclinical development activities and clinical trials. We currently have no products that are approved for commercial sale. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, RP-G28, and other product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we begin our Phase 2b/3 and any Phase 3 clinical trials for RP-G28 for the reduction of symptoms associated with lactose intolerance and related activities required for regulatory approval of RP-G28. If RP-G28 or any of our other product candidates fails in clinical trials or does not gain regulatory approval, or if our product candidates do not achieve market acceptance, we may never become profitable. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We are currently advancing RP-G28 through clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. As of December 31, 2015, we have a total of approximately $15.8 million in cash.

On June 29, 2015, we closed our initial public offering of 4,000,000 shares of common stock at a public offering price of $5.00 per share. Total gross proceeds from our initial public offering were $20.0 million before deducting underwriting discounts and commissions and other offering expenses payable by us, resulting in net proceeds of $17.4 million.

On December 18, 2015, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 30-month term of the Aspire Purchase Agreement. Upon execution of the Aspire Purchase Agreement, we sold 500,000 shares of common stock to Aspire Capital at $2.00 per share for proceeds of $1.0 million. We may sell an additional 888,835 shares of common stock to Aspire Capital in the future pursuant to the terms of the Aspire Purchase Agreement. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our financing arrangement with Aspire Capital.

We expect our existing cash and cash equivalents, together with interest, and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the Aspire Purchase Agreement, will be sufficient to fund our current operations through the first quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect.

We do not expect our existing capital resources will be sufficient to enable us to complete the commercialization of RP-G28, if approved, or to initiate any clinical trials or additional development work for other product candidates, other than as described above. We will need to secure additional financing in order to complete clinical development and commercialize RP-G28 and to generally fund our operations. To complete the work necessary to file a NDA and a MAA for RP-G28 as a treatment for patients with lactose intolerance, which is currently anticipated to occur in 2019, we estimate that our RP-G28 clinical trials, and our planned clinical and nonclinical studies, as well as other work needed to submit RP-G28 for regulatory approval in the United States, Europe and other countries, will cost approximately $85 million, including the internal resources needed to manage the program. If the FDA or EMA requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA or MAA would likely be delayed.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

The extent to which we utilize the Aspire Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.50 per share. Even if we are able to access the full $10 million under the Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.

We may sell additional equity or debt securities to fund our operations, which would result in dilution to our stockholders and imposed restrictions on our business.

We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional funding may not be available to us on acceptable terms or at all. To the extent that we raise additional funds by issuing equity securities (including any common stock issued to Aspire Capital pursuant to the Aspire Purchase Agreement), our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are not able to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

Our operations since 2010 have been limited to developing our technology and undertaking preclinical studies and clinical trials of our lead product candidate, RP-G28. We have not yet obtained regulatory approvals for RP-G28, or any other product candidate. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had approved products on the market. Our financial condition and operating results have varied significantly since our formation and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

●	any delays in regulatory review and approval of our product candidates in clinical development, including our ability to receive approval from the FDA and the EMA for RP-G28 for the reduction of symptoms associated with lactose intolerance in patients based on our Phase 2b/3 and any Phase 3 trials of RP-G28, and our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients;

●	delays in the commencement, enrollment and timing of clinical trials;

●	difficulties in identifying and treating patients suffering from our target indications;

●	the success of our clinical trials through all phases of clinical development, including our Phase 2b/3 and any Phase 3 trials of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients;

●	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

●	our ability to obtain additional funding to develop our product candidates;

●	our ability to identify and develop additional product candidates;

●	market acceptance of our product candidates;

●	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;

●	competition from existing products or new products that may emerge;

●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

●	our ability to adhere to clinical study requirements directly or with third parties such as CROs;

●	our dependency on third-party manufacturers to manufacture our products and key ingredients;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;

●	costs related to and outcomes of potential intellectual property litigation;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	potential product liability claims.

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

In addition, guidelines adopted by the FDA and established by the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) require nonclinical studies that specifically address female fertility to be completed before the inclusion of women of child bearing potential in large-scale or long-duration clinical trials (e.g., Phase 3 trials). In the United States, such assessments of embryo-fetal development can be deferred until before Phase 3 using precautions to prevent pregnancy in clinical trials. As the FDA recommended in their June 28, 2010 advice letter, we will continue to evaluate females of child-bearing potential who are willing to use appropriate contraception throughout the duration of any study. To support any Phase 3 study, we plan to perform ICH-compliant embryo-fetal developmental toxicology studies (in two species) and the ICH-recommended standard battery of genotoxicity tests using RP-G28. We also intend to perform work on the characterization of compounds and analytical specifications for RP-G28. The design of our Phase 2b/3 trial will need to account for these FDA and ICH requirements, and we may need to complete all nonclinical studies that specifically address female fertility before we complete a Phase 2b/3 clinical trial. We cannot predict whether our future trials and studies will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date.

If we are unable to obtain approval from the FDA, the EMA or other regulatory agencies for RP-G28, or if, subsequent to approval, we are unable to successfully commercialize RP-G28, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

Any statements in this document indicating that RP-G28 has demonstrated preliminary evidence of efficacy are our own and are not based on the FDA’s or any other comparable governmental agency’s assessment of RP-G28 and do not indicate that RP-G28 will achieve favorable efficacy results in any later stage trials or that the FDA or any comparable agency will ultimately determine that RP-G28 is effective for purposes of granting marketing approval.

The FDA and other regulatory agencies outside the United States, such as the EMA, may not agree to our proposed endpoint for approval of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients, in which case we would need to complete an additional clinical trial in order to seek approval outside the United States.

During our Type C Meeting with the FDA in February 2013, we had proposed that future studies with RP-G28 in subjects with lactose intolerance would utilize a total lactose intolerance symptom score, measured by a patient reporting instrument that we were going to develop, as the primary, stand-alone endpoint. However, based on RP-G28’s mechanism of action, data from the Phase 2a clinical study, further research conducted after the Type C Meeting with the FDA along with FDA guidance and products under the review of the Division of Gastroenterology and Inborn Errors Products, we now intend to use abdominal pain, measured by an 11-point validated scale, as the primary endpoint for the Phase 2b/Phase 3 study that assesses RP-G28 for the management of lactose intolerant patients with moderate to severe abdominal pain associated with lactose intake. We believe that evaluation of abdominal pain is a reliable clinical assessment of treatment response and treatment benefit in a lactose intolerant patient. Although no FDA-approved product exists for lactose intolerance, the use of a pain scale as a primary endpoint has been used as a validated primary measurement in many approved products, including other gastrointestinal products used to treat diseases such as Irritable Bowel Syndrome (IBS). We have not consulted with the FDA about our intent to use abdominal pain as a primary endpoint or our plan to convert our Phase 2b clinical trial into an adaptive design Phase 2b/3 pivotal clinical trial.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of RP-G28 or other product candidates we may develop in the future. Although we believe that our existing cash and cash equivalents, together with interest, and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the pursuant to the Aspire Purchase Agreement should be sufficient to fund our projected operating requirements through the completion of the Phase 2b/3 and any Phase 3 trials of RP-G28, we may not be able to complete these trials on time or we may be required to conduct additional clinical trials or nonclinical studies not currently planned to receive approval for RP-G28 as a treatment for lactose intolerance. The commencement, enrollment and completion of clinical trials may be delayed or suspended for a variety of reasons, including:

●	inability to obtain sufficient funds required for a clinical trial;

●	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

●	discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials;

●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our product candidates;

●	inability to obtain approval from institutional review boards, or IRBs, to conduct a clinical trial at their respective sites;

●	severe or unexpected drug-related adverse effects experienced by patients;

●	inability to timely manufacture sufficient quantities of the product candidate required for a clinical trial;

●	difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indications as our product candidates;

●	inability to get FDA approval of our end points; and

●	inability to retain enrolled patients after a clinical trial is underway.

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In addition, a clinical trial may be suspended or terminated at any time by us, our future collaborators, the FDA or other regulatory authorities due to a number of factors, including:

●	our failure or the failure of our potential future collaborators to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

●	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and

●	a breach of the terms of any agreement with, or for any other reason by, future collaborators who have responsibility for the clinical development of our product candidates.

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

Unforeseen side effects from RP-G28, or other product candidates we may develop in the future, could arise either during clinical development or, if approved, after the approved product has been marketed. The most common side effects observed in clinical trials of RP-G28 were headache (nine out of 57), nausea (three out of 57), upper respiratory tract infection (two of 57), nasal congestion (two of 57), and pain (two out of 57). No patients were withdrawn from the study for these side effects.

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

If RP-G28, or any other product candidate we develop in the future, receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such product:

●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

●	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;

●	we may be subject to limitations on how we may promote the product;

●	sales of the product may decrease significantly;

●	regulatory authorities may require us to take our approved product off the market;

●	we may be subject to litigation or product liability claims; and

●	our reputation may suffer.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain in the United States. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”) became law in the United States. The goal of the ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of RP-G28 or any other product candidates that we may develop. In addition, some members of the U.S. Congress have been seeking to overturn at least portions of the legislation and we expect they will continue to review and assess this legislation and alternative health care reform proposals. We cannot predict whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

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

We do not intend to manufacture the pharmaceutical products that we plan to sell. We have an agreement with RSM, our contract manufacturer, for the production of Improved GOS, the active pharmaceutical ingredient in RP-G28, and the formulation of sufficient quantities of Improved GOS for our Phase 2b/3 and any Phase 3 trials of RP-G28 and the other trials and nonclinical studies that we believe we will need to conduct prior to seeking regulatory approval. However, we do not have agreements for commercial supplies of RP-G28 and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize RP-G28 if it is approved.

Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured the product candidates ourselves, including:

●	the possibility that we are unable to enter into a manufacturing agreement with a third party to manufacture our product candidates;

●	the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and

●	the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer.

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

RP-G28 and any other product candidates we develop in the future, if approved, will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to current cGMPs. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters;

●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

●	require us or our potential future collaborators to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

●	impose other administrative or judicial civil or criminal penalties;

●	withdraw regulatory approval;

●	refuse to approve pending applications or supplements to approved applications filed by us or our potential future collaborators;

●	impose restrictions on operations, including costly new manufacturing requirements; or

●	detain, seize and/or condemn and destroy products.

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

The commercial success of RP-G28, if approved, will depend upon its acceptance among the medical community, including physicians, health care payors and patients. The degree of market acceptance of RP-G28, or other product candidates we may develop in the future, will depend on a number of factors, including:

●	limitations or warnings contained in our product candidates’ FDA-approved labeling;

●	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for such product candidates;

●	limitations in the approved clinical indications for such product candidates;

●	demonstrated clinical safety and efficacy compared to other products;

●	lack of significant adverse side effects;

●	sales, marketing and distribution support;

●	availability of reimbursement from managed care plans and other third-party payors;

●	timing of market introduction and perceived effectiveness of competitive products;

●	the degree of cost-effectiveness;

●	availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;

●	enforcement by the FDA and EMA of laws and rulings that prohibit the illegal sale of RP-G28 (or any other product candidate) as a dietary supplement;

●	the extent to which our product candidates are approved for inclusion on formularies of hospitals and managed care organizations;

●	whether our product candidates are designated under physician treatment guidelines for the treatment of or reduction of symptoms associated with the indications for which we have received regulatory approval;

●	adverse publicity about our product candidates or favorable publicity about competitive products;

●	convenience and ease of administration of our product candidates; and

●	potential product liability claims.

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

We have no internal sales, distribution and/or marketing capabilities at this time. To develop these capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that RP-G28 will be approved. For product candidates for which we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including:

●	we or our third-party sales collaborators may not be able to attract and build an effective marketing or sales force;

●	the cost of securing or establishing a marketing or sales force may exceed the revenues generated by any products; and

●	our direct sales and marketing efforts may not be successful.

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

Our pipeline of product candidates beyond RP-G28 is limited.

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

We believe that our ability to successfully compete will depend on, among other things:

●	the results of our and our potential strategic collaborators’ clinical trials and preclinical studies;

●	our ability to recruit and enroll patients for our clinical trials;

●	the efficacy, safety and reliability of our product candidates;

●	the speed at which we develop our product candidates;

●	our ability to design and successfully execute appropriate clinical trials;

●	our ability to maintain a good relationship with regulatory authorities;

●	the ability to get FDA approval of our end points;

●	the timing and scope of regulatory approvals, if any;

●	our ability to commercialize and market any of our product candidates that receive regulatory approval;

●	the price of our products;

●	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;

●	our ability to protect intellectual property rights related to our products;

●	our ability to manufacture and sell commercial quantities of any approved products to the market; and

●	acceptance of our product candidates by physicians and other health care providers.

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

We may enter into agreements with other third parties for the development and commercialization of RP-G28, or other product candidates we develop in the future, in international markets. International business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

●	differing regulatory requirements for drug approvals internationally;

●	potentially reduced protection for intellectual property rights;

●	potential third-party patent rights in the United States and/or in countries outside of the United States;

●	the potential for so-called “parallel importing,” which is what occurs when a local seller, faced with relatively high local prices, opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;

●	compliance with tax, employment, immigration and labor laws for employees traveling abroad;

●	taxes in other countries;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

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

As we increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

●	successfully attract and recruit new employees or consultants with the expertise and experience we will require;

●	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;

●	develop a marketing and sales infrastructure; and

●	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

There is also a risk that other obligations could distract our officers and employees from our business, which could have negative impact on our ability to effectuate our business plans.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the related rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

We have begun implementing our system of internal controls over financial reporting and preparing the documentation necessary to perform the evaluation needed to comply with Section 404(a) of the Sarbanes-Oxley Act. As we continue to operate as a public company, we will continue improving our financial infrastructure with the retention of additional financial and accounting capabilities, the enhancement of internal controls and additional training for our financial and accounting staff.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of  (i) the last day of the fiscal year (a) following the fifth anniversary of the date we completed our initial public offering, which was June 29, 2015, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our potential future collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

●	withdrawal of clinical trial participants;

●	termination of clinical trial sites or entire trial programs;

●	costs of related litigation;

●	substantial monetary awards to patients or other claimants;

●	decreased demand for our product candidates and loss of revenues;

●	impairment of our business reputation;

●	diversion of management and scientific resources from our business operations; and

●	the inability to commercialize our product candidates.

We have product liability insurance coverage for our Phase 2b/3 clinical trials in the United States and in selected other jurisdictions where we intend to conduct clinical trials at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability ($2.0 million coverage), employment practices liability, workers’ compensation, and directors’ and officers’ insurance at levels we believe are typical for a company in our industry and at our stage of development. We currently carry clinical trial liability insurance for our Phase 2b/3 clinical trials at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we pursue such a strategy, we could, among other things:

●	issue equity securities that would dilute our current stockholders’ percentage ownership;

●	incur substantial debt that may place strains on our operations;

●	spend substantial operational, financial and management resources to integrate new businesses, technologies and products;

●	assume substantial actual or contingent liabilities;

●	reprioritize our development programs and even cease development and commercialization of our product candidates; or

●	merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash and/or shares of the other company on terms that certain of our stockholders may not deem desirable.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to develop a platform similar to, or better than, ours in a way that is not covered by the claims of our patents;

●	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our patents;

●	others may be able to manufacture compounds that are similar or identical to our product candidates using processes that are not covered by the claims of our method of making patents;
●	others may obtain regulatory approval for uses of compounds, similar or identical to our product, that are not covered by the claims of our method of use patents;

●	we may not be able to obtain licenses for patents that are essential to the process of making the product;

●	we might not have been the first to make the inventions covered by our pending patent applications;

●	we might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	any patents that we obtain may not provide us with any competitive advantages;

●	we may not develop additional proprietary technologies that are patentable; or

●	the patents of others may have an adverse effect on our business.

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

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company may seek a post grant review (including inter parte review) of our patents, and has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits and administrative proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court or administrative body will decide that such patents are not valid or unpatentable and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity/patentability of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have recently articulated and/or modified certain tests used by the U.S. Patent and Trademark Office (the “USPTO”), in assessing patentability and by the courts in assessing validity and claim scope, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood that others may succeed in challenging any patents we obtain or license.

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

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

●	some patent applications in the United States may be maintained in secrecy until the patents are issued;

●	patent applications in the United States are typically not published until at least 18 months after the earliest asserted priority date; and

●	publications in the scientific literature often lag behind actual discoveries.

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

Risks Relating to Our Common Stock

An active trading market for our common stock may not develop or be sustained.

Prior to our initial public offering, there was no public market for our common stock. Since our initial public offering in June 2015, there has been, and we expect that there will continue to be, only a limited volume of trading in our common stock. An active trading market in our common stock may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our share price may be volatile, which could subject us to securities class action litigation and prevent you from being able to sell your shares at or above your purchase price.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	results of our clinical trials;

●	results of clinical trials of our competitors’ products;

●	regulatory actions with respect to our products or our competitors’ products;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

●	competition from existing products or new products that may emerge;

●	announcements by us, our potential future collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

●	issuance of new or updated research or reports by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	additions or departures of key management or scientific personnel;

●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	announcement or expectation of additional financing efforts;

●	sales of our common stock by us, our insiders or our other stockholders;

●	market conditions for biopharmaceutical stocks in general; and

●	general economic and market conditions.

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

Our executive officers, directors and principal stockholders maintain the ability to exert substantial influence over all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 48.1% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

Being a public company has increased our expenses and administrative burden.

As a public company, we have incurred and will continue to incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform tasks they did not perform when we were a private company. For example, as a public company, we must bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. In addition, laws, regulations and standards applicable to public companies relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and NASDAQ, create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and will continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In the future, it may become more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of  (i) the last day of the fiscal year (a) following the fifth anniversary of the date we completed our initial public offering, which was June 29, 2015, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales by our stockholders of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We had 8,582,004 outstanding shares of common stock as of December 31, 2015, which does not include the 888,835 shares we may issue to Aspire Capital in the future pursuant to the terms of the Aspire Purchase Agreement. Of the shares outstanding, a total of 5,859,983 shares may be resold in the public market at any time and the remaining 2,722,021 shares are currently restricted under securities laws.

In connection with the Aspire Capital financing transaction, we registered for resale up to 1,577,699 shares of our common stock by Aspire Capital (including the shares we have already issued to Aspire Capital under the Aspire Purchase Agreement and an additional 888,835 shares that we may issue to Aspire Capital in the future under the terms of the Aspire Purchase Agreement). The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Aspire Purchase Agreement. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Aspire Purchase Agreement. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the Aspire Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital, and the Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

We have also registered 2,111,682 shares of common stock that we may issue under our equity compensation plans. These shares can be sold in the public market upon issuance and once vested.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions provide that:

●	the authorized number of directors can be changed only by resolution of our board of directors;

●	our bylaws may be amended or repealed by our board of directors or our stockholders;

●	stockholders may not call special meetings of the stockholders or fill vacancies on the board of directors;

●	our board of directors is authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

●	our stockholders do not have cumulative voting rights, and therefore our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors; and

●	our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful stockholder claims against us and may reduce the amount of money available to us.

As permitted by Section 102(b)(7) of the DGCL, our amended and restated certificate of incorporation limits the liability of our directors to the fullest extent permitted by law. In addition, as permitted by Section 145 of the DGCL, our amended and restated certificate of incorporation and our amended and restated bylaws provide that we shall indemnify, to the fullest extent authorized by the DGCL, each person who is involved in any litigation or other proceeding because such person is or was a director or officer of our company or is or was serving as an officer or director of another entity at our request, against all expense, loss or liability reasonably incurred or suffered in connection therewith. Our amended and restated certificate of incorporation provides that the right to indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition, provided, however, that such advance payment will only be made upon delivery to us of an undertaking, by or on behalf of the director or officer, to repay all amounts so advanced if it is ultimately determined that such director is not entitled to indemnification. If we do not pay a proper claim for indemnification in full within 60 days after we receive a written claim for such indemnification, except in the case of a claim for an advancement of expenses, in which case such period is 20 days, our restated certificate of incorporation and our restated bylaws authorize the claimant to bring an action against us and prescribe what constitutes a defense to such action.

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

The rights conferred in the restated certificate of incorporation and the restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons. We have entered into indemnification agreements with each of our officers and directors.

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

We have never paid dividends on our common stock and do not anticipate paying dividends for the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never paid dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future. Accordingly, any return on an investment in our common stock will be realized, if at all, only when stockholders sell their shares. In addition, our failure to pay dividends may make our stock less attractive to investors, adversely impacting trading volume and price.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2015, we had federal net operating loss carryforwards, or NOLs, of approximately $15.0 million which begin to expire in 2028. Our ability to utilize our NOLs may be limited under Section 382 and 383 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Although we have not undergone a Section 382 analysis, it is possible that the utilization of the NOLs, could be substantially limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On July 9, 2015, we entered into a new lease with Century Park, pursuant to which we are leasing approximately 2,780 square feet of office space in Los Angeles, California for our headquarters. The lease provides for a term of sixty-one (61) months, which commenced October 1, 2015. We paid no rent for the first month of the term and will pay base rent of $9,174 per month for months two through 13 of the term, with increasing base rent for each twelve month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. We believe that our facility is suitable and adequate for our current needs.

Item 3. Legal Proceedings

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ Capital Market under the ticker symbol “RTTR” on June 24, 2015. Prior to that date, there was no public market for our common stock. Our initial public offering was priced at $5.00 per share on June 24, 2015. The table sets forth, for the periods indicated below, the high and low intra-day sales prices per share of our common stock as reported on the New York Stock Exchange since June 24, 2015.

	2015
	High	Low
Second quarter (beginning June 24, 2015)	$5.50	$3.80
Third quarter	$4.70	$2.00
Fourth quarter	$2.63	$1.61

Holders

As of March 16, 2016 there were approximately 41 registered holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. See “Risk Factors — Risks Relating to Our Common Stock— We have never paid dividends on our common stock and do not anticipate paying dividends for the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.”

Recent Sales of Unregistered Securities

On December 18, 2015, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a 30-month period. Upon execution of the Aspire Purchase Agreement, we sold 500,000 shares of common stock (the “Initial Purchase Shares”) at $2.00 per share to Aspire Capital for proceeds of $1,000,000. In consideration for entering into the Aspire Purchase Agreement, we also issued to Aspire Capital 188,864 shares of our common stock (the “Commitment Shares”) concurrently with the execution of the Aspire Purchase Agreement.

The issuance of the Initial Purchase Shares and the Commitment Shares were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act. On December 31, 2015, we filed a registration statement on Form S-1 to register the Initial Purchase Shares, Commitment Shares and up to 888,835 additional shares that we may sell to Aspire from time to time under the Aspire Purchase Agreement. The registration statement (No. 333-208818) was declared effective on February 11, 2016.

Use of Proceeds from Initial Public Offering of Common Stock

On June 24, 2015, our registration statement on Form S-1 (File No. 333-202924) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission (the “SEC”). Our initial public offering closed on June 29, 2015, and 4,000,000 shares of our common stock were sold at an initial public offering price of $5.00 per share, for aggregate gross proceeds to us of $20 million and net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, of approximately $17.4 million.

Proceeds from the initial public offering have been used to fund our Phase 2b/3 trials and product development, including a $0.8 million payment to exercise an option with a research and development supplies. A portion of the proceeds ($227,250) was used to pay the annual bonuses earned by Andrew and Ira Ritter for 2015, based upon the achievement of specific performance goals, pursuant to the terms of their respective offer letters. Remaining proceeds from the initial public offering have been spent to support general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements and Industry Data” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

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

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception. From our inception through June 28, 2015, we funded our operations primarily through the private placement of preferred stock, common stock and promissory notes.

On June 24, 2015, our registration statement on Form S-1 (File No. 333-202924) relating to our initial public offering of common stock was declared effective by the SEC. The shares began trading on the NASDAQ Capital Market on June 24, 2015. The initial public offering closed on June 29, 2015, and 4,000,000 shares of common stock were sold at an initial public offering price of $5.00 per share, for aggregate gross proceeds to us of $20 million.

We paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering. In addition, we incurred expenses of approximately $1.0 million in connection with the offering. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.4 million.

We have incurred net losses in each year since our inception, including net losses of approximately $8.8 million for the year ended December 31, 2015. We had an accumulated deficit of approximately $27.1 million as of December 31, 2015. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	complete the development of our lead product candidate, RP-G28, for the reduction of symptoms associated with lactose intolerance in patients;

●	seek to obtain regulatory approvals for RP-G28;

●	outsource the commercial manufacturing of RP-G28 for any indications for which we receive regulatory approval;

●	contract with third parties for the sales, marketing and distribution of RP-G28 for any indications for which we receive regulatory approval;

●	maintain, expand and protect our intellectual property portfolio;

●	continue our research and development efforts; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital in addition to the net proceeds received in our initial public offering, and any proceeds received from our sale of shares of common stock to Aspire Capital pursuant to the Aspire Purchase Agreement, prior to the commercialization of RP-G28 or any other product candidate. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for RP-G28. Our research and development expenses consist primarily of:

●	fees paid to consultants and CROs, including in connection with our nonclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;

●	costs related to acquiring and manufacturing clinical trial materials;

●	depreciation of equipment, computers and furniture and fixtures;

●	costs related to compliance with regulatory requirements; and

●	overhead expenses for personnel in research and development functions.

From inception through December 31, 2015, we have incurred approximately $6.0 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the development of RP-G28 or the period, if any, in which material net cash inflows from RP-G28 may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

●	future clinical trial results; and

●	the timing and receipt of any regulatory approvals.

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

RP-G28

Our research and development resources are focused on the Phase 2b and Phase 3 RP-G28 trials and our other planned clinical and nonclinical studies and other work needed to submit RP-G28 for the reduction of symptoms associated with lactose intolerance in patients for regulatory approval in the United States and Europe. We have incurred and expect to continue to incur expenses in connection with these efforts, including:

●	conducting our Phase 2b/3 clinical trials as an adaptive design Phase 2b/3 clinical trials;

●	working with our CRO to prepare for launch of the Phase 2b/3 and Phase 3 trials; and

●	working with our third-party drug formulator to produce sufficient drug product for the adaptive design Phase 2b/3 clinical trials and other contemplated trials.

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

We expect that our general and administrative expenses will increase as we continue to operate as a public company and will increase further if RP-G28 is approved for commercialization. We believe that these increases will likely include increased costs for director and officer liability insurance, and increased fees for outside consultants, lawyers and accountants, among other expenses.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash.

Interest expense pertains to interest accrued on our promissory notes outstanding prior to our initial public offering.

Critical Accounting Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our financial statements appearing in “Item 8. Financial Statements and Supplementary Data,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Fair Value of Financial Instruments

Fair value measurement guidelines are prescribed by GAAP to value financial instruments. The guidance includes a definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

These two types of inputs create the following fair value hierarchy:

Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models consider various assumptions, including volatility factors, current market prices and contractual prices for the underlying financial instruments. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable

The carrying amounts reported in the balance sheet for cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and the notes payable approximate the fair values due to the short-term nature of the instruments.

Research and Development Costs

We expense the cost of research and development as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including clinical study costs, contracted services, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include fees due to service providers.

We base our expenses on our estimates of the services received and efforts expended pursuant to quotes and contracts with our service providers that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation

In June 2015, we adopted a new equity incentive plan, or the 2015 Equity Incentive Plan, to replace our prior 2008 Stock Plan and 2009 Stock Plan. Terms of our share-based compensation are governed by the 2015 Equity Incentive Plan, 2009 Stock Plan and 2008 Stock Plan (collectively, the “Plans”). The Plans permit us to grant non-statutory stock options, incentive stock options and other equity awards to our employees, outside directors and consultants; however, incentive stock options may only be granted to our employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. As of December 31, 2015, the aggregate number of shares of common stock available for issuance under the 2015 Equity Incentive Plan was 172,448. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Equity Incentive Plan.

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

Options Issued to Directors and Employees as Compensation

Pursuant to the terms of the Plans, from inception to December 31, 2014, we issued options to purchase an aggregate of 1,996,712 shares to our executive officers and non-executive employees and to our non-employee directors for their services on the board of directors and its committees. Of these, 82,107 options were expired or exercised and 1,914,605 options were outstanding as of December 31, 2014. The exercise prices of these option grants, as determined by our board of directors, range from $0.79 to $13.23 per share, and a portion of the shares underlying these options vest subject to certain performance conditions.

In 2015, we granted an aggregate of 30,000 non-qualified 10-year term options to purchase our common stock to our board of directors and an aggregate of 41,957 options to purchase our common stock were automatically terminated due to certain performance conditions not being met. As of December 31, 2015, we had a total of 1,902,648 options issued to our executive officers, non-executive employees and non-employee directors outstanding. The exercise prices of the outstanding options, as determined by our board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

We recognize stock-based compensation expense for these services within general and administrative expense in the accompanying statements of operations of approximately $2.9 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was approximately $2.1 million of total unrecognized compensation cost related to un-vested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.5 years.

Options Issued to Nonemployees for Services Received

We have issued options to purchase an aggregate of 106,573 shares of our common stock since inception to 2014 to nonemployee consultants under the Plans. Of these, 68,662 options were expired or exercised and 37,911 options were outstanding as of December 31, 2014.

In 2015, we granted an aggregate of 4,000 non-qualified 10-year term options to purchase our common stock to our nonemployee contractors. During 2015, 6,025 options were expired or exercised and 35,886 options remain outstanding as of December 31, 2015. The exercise prices of the outstanding options, as determined by our board of directors, range from $0.72 to $2.25 per share. These outstanding options, with the exception of an option to purchase 7,272 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. We recognized an expense for these services of approximately $1,300 and $13,000 for the years ended December 31, 2015 and 2014 respectively, within research and development expense in the accompanying statements of operations.

Options Valuation

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

Stock-based compensation expense to non-employee consultants affects our general and administrative expenses and research and development expenses.

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Years ended December 31,
	2015	2014
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	51.45% - 67.08%	51.45% - 64.24%
Risk-free interest rate	0.77% - 2.27%	0.88% - 3.04%
Term of options	10	5 - 10
Stock price	$1.70 - $5.86	$1.14 - $5.86

●	Expected dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected stock-price volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

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

Significant factors, assumptions and methodologies used in determining the estimated fair value of our common stock

We are also required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations using the Black-Scholes option-pricing model. Our board of directors, with the assistance of management, determined the fair value of our common stock on each grant date. Option grants are based on the estimated fair value of our common stock on the date of grant, which is determined by taking into account several factors, including the following:

●	the prices at which we sold our convertible preferred stock and the rights, preferences, and privileges of the convertible preferred stock relative to those of our common stock, including the liquidation preferences of the convertible preferred stock;

●	important developments in our operations;

●	Our actual operating results and financial performance;

●	conditions in our industry and the economy in general;

●	stock price performance of comparable public companies;

●	the estimated likelihood of achieving a liquidity event, such as an initial public offering or an acquisition of the our company, given prevailing market conditions; and

●	the illiquidity of the common stock underlying stock options.

The table below presents the prices received from sales to third parties of our common stock and various classes of our preferred stock from inception to date:

Year	Share Class	Price per Share
2005	Common Stock(a)	$1.79
2006	Series A-2 Preferred Stock(a)(b)	$0.40
2008 – 2009	Series A-3 Preferred Stock(b)	$0.62
2010 – 2013	Series B Preferred Stock(b)	$1.19
2014	Series C Preferred Stock(b)	$1.30

(a)	After giving effect to our conversion from an limited liability company to a corporation.

(b)	Each share of preferred stock is convertible into shares of our common stock on a 7.15-for-1 basis, after giving effect to our reverse stock split, which was effected on June 17, 2015.

For options issued from inception to 2013, in determining the estimated fair value of our common stock, our board of directors, with the assistance of management, used the market approach to estimate the enterprise value of the Company in accordance with the American Institute of Certified Public Accountants (“AICPA”) Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “AICPA Guide”) for the three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010. The Market Approach is one of the three approaches (along with the Income Approach and Asset Approach) used to estimate enterprise and equity value. The market approach employs analysis using comparable companies in determining the value of the entity. Both public and private companies, if publicly available information exists, are considered in the market approach. Two information points commonly available — company valuation and transaction value — are used for their respective methodologies. There are a number of different methods within the Market Approach that may be used: the three main methods utilized are: the Guideline Pubic Companies Method; the Guideline Transactions Method; and the Backsolve Method.

Given our early stage of development, the Backsolve Method was used to estimate the fair value of our securities. This method derives an implied market value of invested capital from a transaction involving a company’s own securities. The price of a company’s security that was involved in a recent arms-length transaction is used as a reference point in an allocation of value. We first raised additional capital through our sale of limited liability company units (“LLC units”). These units later converted into common shares and preferred shares upon our conversion to a corporation. Subsequent to our corporation conversion, we raised additional capital through the sales of our Series A-1, Series A-2, Series A-3, Series B, and Series C preferred shares at the price of  $0.07, $0.40, $0.62, $1.19, and $1.30, respectively.

We valued LLC units and common stock (after converting to a corporation) from inception through 2009 by reference to our sales of units and/or common stock and preferred stock over the period. Beginning in 2010, we valued the our common stock using the Backsolve Method. The Backsolve Method requires considering the rights and preferences of each class of equity and solving for the total market value of invested capital that is consistent with a recent transaction in our own securities, considering the rights and preferences of each class of equity. However, management has decided that the liquidation preferences between our preferred shares and common shares are immaterial for a pre-revenue company.

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

The stage of development of RP-G28 was reflected in our selection of the term and volatility estimates used in the analysis. The estimate of the term considers our existing cash runway and the time to the next potential financing or liquidity event, while the volatility estimate reflects the relative riskiness of our equity securities (or asset base) relative to the general stock market.

Management estimated the implied market value of our invested capital by backsolving for the purchase price of our preferred shares for one common share through the option-pricing method. The premise of this method is that the transaction implied a market price for a share which in turn implied values for the other classes of equity based on relative claims on equity value, such as liquidation preferences and conversion rights. The application of the backsolve method considering our capital structure yielded a total market value of invested capital of approximately $15.5 million, $14.4 million, and $8.9 million, of which approximately $819,000, $870,000, and $670,000 were allocated to the total value of common stock as of our three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, respectively.

On the three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, after estimating the market value of invested capital, we allocated it to the various equity classes comprising the subject company’s capitalization table. This process ultimately results in creating a final estimate of value for the subject company’s underlying equity interests. While there are many different value allocation methods, these various methods can be grouped into three general categories as defined by the AICPA Guide, one of which is the Option-Pricing Method (OPM).

We used the OPM to allocate market value of invested capital to the various equity classes and debt comprising our capitalization structure. We chose the OPM over other acceptable methods due to the complex capital structure, the uncertainty related to market conditions, and the lack of visibility on an imminent exit event. Under the OPM, each equity class is modeled as a call option with a distinct claim on our equity. The option’s exercise price is based on our total equity value available for each participating equity holder. The characteristics of each equity class determine the equity class’ claim on the total equity value. By constructing a series of options in which the exercise price is set at incremental levels of value, which correspond to the equity value necessary for each level of equity to participate, we determined the incremental option value of each series. When multiplied by the percentage of ownership of each equity class participating under that series, the result is the incremental value allocated to each class under that series.

The OPM relies on the Black-Scholes option-pricing model to value the call options on our invested capital. The following inputs were applied in the Black-Scholes calculations of the OPM:

	Valuation Dates
	November 7, 2013	July 31, 2012	December 31, 2010
Risk-free rate	0.55%	0.57%	2.01%
Maturity (years)	3.00	4.00	5.00
Volatility	58.00%	61.00%	61.00%

Discounts ranging from 35.8% to 40% were applied for lack of control and lack of marketability for the common stock. The calculation resulted in a fair value for the common stock of $1.17, $1.19, and $1.03 per share as of our three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, respectively.

For options issued in 2014, given our distinct possible exit scenarios of an initial public offering, we used the probability weighted expected return method (PWERM) to estimate the fair value of our common equity. Under this method, an analysis of future values of a company is performed for several likely liquidity scenarios. The value of the common stock is determined for each scenario at the time of each future liquidity event and discounted back to the present using a risk-adjusted discount rate. The present values of the common stock under each scenario are then weighted based on the probability of each scenario occurring to determine the value for the common stock. Our management determined the probability weighting of potential liquidity events to be 45% for an initial public offering and 55% for other scenarios, which represents all other likely outcomes for us.

Management estimated the implied market value of our invested capital by backsolving for the purchase price of our preferred shares for one common share through the use of OPM. The application of the backsolve method considering the our capital structure yielded a total market value of invested capital of approximately $25.2 million, of which approximately $1.4 million was allocated to the total value of common stock as of our valuation date of October 31, 2014.

Given the lack of marketability for the common stock, we applied a discount of 21.4% for using the average strike put option approach. This resulted in a probability weighted common share value, after adjustment, of $5.86 per share as of valuation date of October 31, 2014.

Stock-based Compensation Summary Tables

Information regarding our stock option grants to employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

Grant Date	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Share of Common Stock	Intrinsic Value Per Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.03	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86 - $13.23	$5.86	$0.00
2015	34,000	$2.25	$2.25	$0.00

The following represents a summary of the options granted to employees and non-employees outstanding at December 31, 2015 and changes during the period then ended:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,952,516	$7.022
Granted	34,000	2.250
Exercised/Expired/Forfeited	(47,982)	(1.246)
Outstanding at December 31, 2015	1,938,534	$7.081
Exercisable at December 31, 2015	697,832	$5.285
Expected to be vested	1,240,702	$8.091

Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the date we completed our initial public offering, which was June 29, 2015, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Results of Operations

Comparison of the years ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	For the Years Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$2,260,297	$113,931	$2,146,366	1,884%
Patent costs	243,463	197,731	45,732	23%
General and administrative	6,404,643	1,969,960	4,434,683	225%
Total operating costs and expenses	8,908,403	2,281,622	6,626,781	290%
Loss from operations	(8,908,403)	(2,281,622)	(6,626,781)	290%
Other income (expense)
Interest income (expense), net	40,876	(212,991)	253,867	119%
Other income	79,756	21,148	58,608	277%
Total other income (expense)	120,632	(191,843)	312,475	163%
Net loss	$(8,787,771)	$(2,473,465)	$(6,314,306)	255%

Research and Development Expenses

Research and development expenses were approximately $2.3 million and $114,000 for the years ended December 31, 2015 and 2014, respectively. The increase in research and development expenses of approximately $2.1 million, or 1,884%, was primarily attributable to $1.2 million of manufacturing ramp-up costs to prepare product for clinical trials and the remaining $0.9 million due to fees paid to consultants and clinical research organizations in preparation and support for clinical trials.

Patent Costs

Patent costs were approximately in $243,000 and $198,000 for the years ended December 31, 2015 and 2014, respectively, representing an increase of approximately $45,000, or 23%. This increase was primarily due to our transition to a new service provider and increased activity.

General and Administrative Expenses

General and administrative expenses were approximately $6.4 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses during this period was $4.4 million, or 225%. This increase in general and administrative expenses was primarily due to the increase in stock-based compensation that totaled $2.9 million related to the options granted to our executives and non-executive employees, most which were granted on December 2, 2014. There was also an increase in headcount and in salary for our officers in 2015, expenses related to the closing of our initial public offering, and the increase in costs of being a public company that contributed to the overall increase during the 2015 year.

Other Income

The increase in net interest income was approximately $254,000, or 119%. Net interest income for the year ended December 31, 2015 was approximately $41,000, which was primarily a result of increased cash resulting from the net proceeds of our initial public offering. Net interest expense for the year ended December 31, 2014 was approximately $213,000, which primarily represented interest costs associated with outstanding promissory notes that were converted into Series C preferred stock in December 2014.

Other income was approximately $80,000 and $21,000 for the years ended December 31, 2015 and 2014, respectively. The increase in other income was approximately $59,000, or 277%, and was the result of a settlement of accounts payable.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of December 31, 2015, we had an accumulated deficit of approximately $27.1 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At December 31, 2015, after consummation of our initial public offering, we had working capital of $14.7 million, and cash of $15.8 million. We have not generated any product revenues and have not achieved profitable operations.

Aspire Capital Financing Arrangement

On December 18, 2015, we entered into the Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 30-month term of the Aspire Purchase Agreement. Upon execution of the Aspire Purchase Agreement, we sold 500,000 shares of common stock to Aspire Capital at $2.00 per share for proceeds of $1.0 million. We may sell an additional 888,835 shares of common stock to Aspire Capital in the future pursuant to the terms of the Aspire Purchase Agreement.

On February 24, 2016, the conditions necessary for us to sell an additional 888,835 shares of our common stock to Aspire under the Aspire Purchase Agreement were satisfied. On any trading day on which the closing sale price of our common stock exceeds $0.50, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per trading day, for up to $9.0 million of our common stock in the aggregate at a per share price (the “Purchase Price”), calculated by reference to the prevailing market price of our common stock (as provided in the Aspire Purchase Agreement).

In addition, on any date on which we submit a Purchase Notice for 100,000 shares to Aspire Capital and the closing sale price of our stock is equal to or greater than $0.50 per share of common stock, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each a “VWAP Purchase Notice”), directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on the Nasdaq Capital Market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine (the “VWAP Purchase Share Volume Maximum”), and a minimum trading price (the “VWAP Minimum Price Threshold”) (as more specifically described below). The purchase price per share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) is calculated by reference to the prevailing market price of our common stock (as provided in the Aspire Purchase Agreement).

The Aspire Purchase Agreement provides that we and Aspire Capital will not effect any sales under the Aspire Purchase Agreement on any purchase date where the closing sale price of our common stock is less than $0.50 per share (the “Floor Price”). This Floor Price and the respective prices and share numbers in the preceding paragraphs will be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the Aspire Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Purchase Agreement. Aspire Capital may not assign its rights or obligations under the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us.

We expect to use the Aspire facility to complement, rather than replace, other financing that may be required during the next twelve months to continue our operations and support our capital needs.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Year Ended December 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(5,721,565)	$(1,157,385)
Investing activities	(16,999)	(1,166)
Financing activities	18,810,882	3,457,573
Net increase in cash	$13,072,318	$2,299,022

Operating Activities

Net cash used in operating activities of approximately $5.7 million during the year ended December 31, 2015 was primarily a result of our net loss of approximately $8.8 million, offset by stock-based compensation of approximately $2.9 million, $416,000 for the issuance of common stock to a supplier, an increase in prepaid and other assets of approximately $132,000, a decrease in accounts payable of approximately $344,000, and an increase in accrued expenses of approximately $232,000.

Net cash used in operating activities of approximately $1.2 million during the year ended December 31, 2014 was primarily a result of our net loss of approximately $2.5 million offset by stock-based compensation of approximately $707,000 and a non-cash charge of approximately $184,000 to interest expense related to the conversion of convertible promissory notes and an increase of approximately $249,000 in accounts payable and an increase in accrued expenses of approximately $160,000.

Investing Activities

Net cash used in investing activities of approximately $17,000 during the year ended December 31, 2015 was the result of our purchasing office furniture and equipment for our new office and computer equipment purchases for new employees.

Net cash used in investing activities of approximately $1,000 during the year ended December 31, 2014 primarily reflected our use of cash to purchase equipment, offset partially by our proceeds from the disposal of property and equipment.

Financing Activities

Net cash provided by financing activities of approximately $18.8 million during the year ended December 31, 2015 mainly resulted from net proceeds received upon closing of our initial public offering, selling 4,000,000 shares of our common stock for gross proceeds of $20.0 million, offset partially by underwriting discounts, commissions and issuance costs of approximately $2.6 million, for net proceed of approximately $17.4 million. Additionally, proceeds of $1.0 million were received in connection with the sale of shares of our common stock to Aspire Capital pursuant to the Aspire Purchase Agreement entered into in December 2015.

Net cash provided by financing activities of approximately $3.5 million in the year ended December 31, 2014 mainly resulted from approximately $3.0 million in net proceeds received on sales of preferred stock subject to redemption and warrants to purchase common stock and approximately $605,000 in net proceeds from the sale of convertible notes offset partially by deferred offering costs of approximately $143,000.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize RP-G28 or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Additionally, we have incurred and will continue to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that our existing cash and cash equivalents, together with interest and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the Aspire Purchase Agreement, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2017. We intend to devote our existing financial resources to fund the continued clinical development of RP-G28 for the reduction of symptoms associated with lactose intolerance, including our anticipated Phase 2b/3 trials; to fund expenses associated with the manufacture and product development of RP-G28; to explore potential orphan indications; and for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Our future capital requirements will depend on many factors, including:

●	the progress, costs, results of and timing of implementing a Phase 2b/3 clinical trials for the reduction of symptoms associated with lactose intolerance in patients;

●	the willingness of the EMA or other regulatory agencies outside the United States to accept our Phase 2b/3 and any Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;

●	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;

●	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

●	the ability of our product candidates to progress through clinical development successfully;

●	our need to expand our research and development activities;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;

●	market acceptance of our product candidates;

●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the effect of competing technological and market developments;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

Master Services Agreement

On December 30, 2015, we entered into a Master Service Agreement with Covance, Inc. (“Covance”), with an effective date of December 29, 2015. Pursuant to the terms of the Master Service Agreement, Covance (or one or more of its affiliates) will provide Phase 1, 2, 3, and 4 clinical services for a clinical study or studies to us, and, at our request, assist us with the design of such studies, in accordance with the terms of separate individual project agreements to be entered into by the parties. The term of the agreement is for three years and will renew automatically for successive one year periods unless Covance is no longer providing services under the agreement or either party has terminated the agreement upon written notice. We may terminate the Master Service Agreement or any individual project agreement entered into under the Master Service Agreement prior to the applicable study’s completion at any time for any reason upon 30 days written notice to Covance, except when the reason for termination is the safety of subjects, in which case it may be terminated immediately. Covance may not terminate any individual project agreement without cause, except when the reason for the termination is the safety of subjects, in which case it may be terminated immediately. In the event of a termination of the Master Service Agreement, Covance will be entitled to full payment for (i) work performed on the applicable project upon through the date work on such project is concluded and (ii) reimbursement for all non-cancellable and non-refundable expenses and financial obligations which Covance (or an affiliate) has incurred or undertaken on our behalf.

Clinical Supply and Cooperation Agreement with Ricerche Sperimentali Montale (“Ricerche”) and Inalco SpA (“Inalco”)

Effective July 24, 2015, we entered into an amended Clinical Supply and Cooperation Agreement (the “Amended Supply Agreement”) with Ricerche and Inalco (collectively, “RSM”). The Amended Supply Agreement amends certain terms of the Clinical Supply and Cooperation Agreement, dated December 16, 2009, amended on September 25, 2010 (the “Existing Supply Agreement”).

Under the Existing Supply Agreement, RSM granted us an exclusive worldwide option in a specified field and territory to assignment of all right, title and interest to a purified Galacto-oligosaccharides product (“Improved GOS”), the composition of matter of the Improved GOS and any information relating to the Improved GOS, including certain specified technical information and other intellectual property rights (the “Improved GOS IP”). Pursuant to the amended terms, we could exercise the option by paying RSM $800,000 within ten days after the effective date of the Amended Supply Agreement. We exercised this option on July 30, 2015 and RSM transferred the Improved GOS IP to us. Under the terms of the Existing Supply Agreement, if a further option payment of $1 million due in the future is not made, we may be required to return the Improved GOS IP to RSM.

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

In consideration for RSM entering into the Amended Supply Agreement, we issued 100,000 shares of our common stock, par value $0.001 per share (the “RSM Shares”), to RSM on November 30, 2015. Fair value of these shares totaling $416,000 was recognized in stockholders’ equity in the balance sheet as of December 31, 2015. The stock purchase agreement includes a lock-up agreement by RSM in our favor pursuant to which RSM will not be able to sell the RSM Shares for a period ending on the earlier of (i) the public release by us of the final results of our Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of our Form 10-Q with the Securities and Exchange Commission for the fiscal quarter in which we receives the results of our Phase 2b/3 clinical trial of RP-G28.

Lease Agreement

We lease office space for our headquarters in California. Until September 30, 2015, we leased office and storage space pursuant to a two-year agreement which called for a minimum monthly rent of approximately $5,000 and an annual increase of 3%.

On July 9, 2015, we entered into a lease with Century Park, a California limited partnership, pursuant to which we are leasing approximately 2,780 square feet of office space in Los Angeles, California for our headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. We paid no rent for the first month of the term and will pay base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include our proportionate share of any operating expenses, including real estate taxes. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. We will recognize rent expense on a straight-line basis over the lease term.

Rent expense, recognized on a straight-line basis, was approximately $74,000 and $60,000 for the years ended December 31, 2015 and 2014, respectively, and is recorded in general and administrative expenses in the accompanying statement of operations.

Employment Agreements

Michael D. Step

On December 2, 2014, Michael D. Step accepted an offer letter from us setting forth the terms of his employment as Chief Executive Officer. The offer letter provides that Mr. Step is entitled to an annual base salary of $360,000 and a total of three grants of options to purchase our common stock.

The first two options entitle Mr. Step to purchase 646,537 and 73,377 of our shares, respectively, for an exercise price of $5.86 per share. Each of these options was immediately exercisable in full as of the date of the grant, with 44/48ths of the total number of shares covered by each option subject to a right of repurchase by us upon termination of Mr. Step’s employment with us for any reason. This right of repurchase lapses over a period of 44 months, with 1/44th of the total number of shares subject to the right of repurchase lapsing on January 1, 2015 and on the first day of each month thereafter. In addition, the right of repurchase will lapse in its entirety upon a termination of the employment under certain circumstances.

The third option became exercisable upon the closing of our initial public offering on June 29, 2015. The option is for a total of 163,799 shares of our common stock, which, together with the shares subject to the first option, represent 7.5% of the shares of common stock deemed to be outstanding at June 29, 2015 on a fully-diluted basis, after giving effect to the number of shares subject to the third option. Seventy-five percent of the shares subject to the third option are subject to a right of repurchase by us upon termination of Mr. Step’s employment for any reason. This right of repurchase lapses with respect to 1/36th of the total number of shares subject to the right of repurchase on the first day of each month following the date on which the third option becomes exercisable. In addition, the right of repurchase will lapse in its entirety upon Mr. Step’s termination of employment under certain circumstances.

Additionally, under the terms of his Executive Severance and Change in Control Agreement, also effective on December 2, 2014, Mr. Step is entitled to receive certain payments in the event his employment is terminated under certain scenarios.

Andrew Ritter and Ira Ritter

On September 25, 2013, our board of directors approved the Executive Compensation Plan (the “Compensation Plan”) setting forth certain compensation to be paid to Andrew Ritter, our current President and former Chief Executive Officer, and Ira Ritter, our current Chief Strategic Officer (“CSO”), for their respective contributions to our company. Effective June 29, 2015, in connection with our initial public offering, Andrew Ritter and Ira Ritter accepted offer letters from us setting forth the terms of their employment as President and CSO, respectively, of the Company. The offer letters superseded the Compensation Plan.

Their respective offer letters provide that that Andrew Ritter is entitled to an annual base salary of $310,000 and Ira Ritter is entitled to an annual base salary of $295,000. In accordance with his offer letter, Andrew Ritter also became entitled to receive up to $180,000 payable over a three year period for tuition reimbursement. As of December 31, 2015, we paid an aggregate of $105,000 and have an accrual of $75,000 in tuition reimbursement for Andrew Ritter and recognized such amount in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2015.

Additionally, under the terms of their Executive Severance and Change in Control Agreements, also effective on June 29, 2015, each of Andrew Ritter and Ira Ritter is entitled to receive certain payments in the event their employment is terminated under certain scenarios.

Pursuant to their respective offer letters, Andrew Ritter and Ira Ritter each have the opportunity to earn an annual bonus based upon a percentage of their base salary and the achievement of specific performance as determined by the Company. The initial target bonus opportunities are 40% and 35% of the base salary for Andrew Ritter and Ira Ritter, respectively. The board of directors determined that the specific performance requirements were met for fiscal year 2015 and accordingly, Andrew Ritter received 40% of his base salary, or $124,000 and Ira Ritter received 35% of his base salary, or $103,250. These bonus payments are recognized in general and administrative expense in the accompanying statements of operations for the year ended December 31, 2015.

Pursuant to the Compensation Plan, as in effect prior to entering into their offer letters, Andrew Ritter and Ira Ritter had bonus opportunities to, upon the satisfaction of the events described below, each potentially receive the following cash payments and each potentially receive the following options to purchase up to 48,951 shares of our common stock (the “Executive Options”) pursuant to the 2008 Stock Plan:

●	FDA Meeting Bonus Opportunities. Each executive was entitled to receive, and in April 2013 each executive received, a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, upon satisfaction of this milestone, the executives became entitled to 3,496 of the Executive Options. 2,360 shares of the Executive Options vested and became exercisable as of the grant date of September 25, 2013, with the balance of the 1,136 shares vesting ratably in 36 equal monthly installment beginning on September 30, 2013.

●	Clinical Trial Funding Commitment Bonus Opportunities. Each executive was entitled to receive a one-time cash bonus of $75,000 upon our receipt of a commitment by a third party to fund a Phase 2 or later clinical trial; provided, however, that no such bonus would be paid at any time we had less than $2,000,000 in available cash. In addition, upon the satisfaction of this milestone, 35% of 10,489 shares of the Executive Options would vest and become exercisable, with the balance of the 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. The board of directors determined that this milestone was satisfied; accordingly, each executive received a bonus of $75,000 which has been recognized in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2015. In addition, 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vesting ratably on a monthly basis beginning July 31, 2015.

●	Fundraising Bonus Opportunities. Each executive was entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus would be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) would be paid at any time we had less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of the Executive Options would vest and become exercisable, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of the Executive Options would vest and become exercisable, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. The board of directors determined that this milestone as described in subsection (ii) above was satisfied upon the closing of our initial public offering on June 29, 2015 raising approximately $17.4 million, net of offering costs; accordingly, each executive received a bonus of $150,000 which has been recognized in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2015. In addition, 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015.

●	License Event Bonus Opportunities. Each executive was entitled to receive the following bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by the Company from time to time during the term of the Compensation Plan by and/or any option to exclusively license such product candidate to a third party (referred to under the Compensation Plan as a “License Event”) with a minimum upfront payment to the Company of $2,000,000:

o	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined in the Compensation Plan) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon our receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Options will vest and become exercisable, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

o	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined in the Compensation Plan); provided, however that no such bonus may be paid at any time the Company has less than $1,000,000 in available cash. In addition, upon our receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

As of December 31, 2015, 27,972 of the maximum 48,951 Executive Options potentially issuable to each executive had been issued to each executive subject to the vesting conditions described above.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent in a classified statement of financial position. The adoption of ASU 2015-17 is not expected to impact our financial statements as we have no net deferred income taxes presented on its balance sheets.

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

Other accounting standards updates effective after December 31, 2015, are not expected to have a material effect on our financial position, annual results of operations and/or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RITTER PHARMACEUTICALS, INC.

We have audited the accompanying balance sheets of Ritter Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, statements of changes in securities subject to redemption and stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritter Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Orange County, California
March 21, 2016

RITTER PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$15,819,566	$2,747,248
Prepaid expenses	189,136	57,115
Total current assets	16,008,702	2,804,363

Other assets	10,326	10,331
Deferred offering costs	—	143,454
Property and equipment, net	20,688	5,172
Total Assets	$16,039,716	$2,963,320

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$739,357	$1,083,597
Accrued expenses	614,141	168,635
Other liabilities	1,223	2,518
Total current liabilities	1,354,721	1,254,750

Preferred stock subject to redemption, $0.001 par value; 0 shares authorized, issued and outstanding as of December 31, 2015; 16,378,646 shares authorized, 13,399,668 shares issued and outstanding as of December 31, 2014	—	16,203,612

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 and 8,887,500 shares authorized as of December 31, 2015 and December 31, 2014, respectively; 0 shares and 8,887,500 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	8,888
Common stock, $0.001 par value; 25,000,000 and 50,000,000 shares authorized as of December 31, 2015 and December 31, 2014, respectively; 8,582,004 and 465,384 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	8,582	465
Additional paid-in capital	41,759,355	3,399,924
Accumulated deficit	(27,082,942)	(17,904,319)
Total stockholders’ equity (deficit)	14,684,995	(14,495,042)

Total Liabilities and Stockholders’ Equity (Deficit)	$16,039,716	$2,963,320

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Operating costs and expenses
Research and development	$2,260,297	$113,931
Patent costs	243,463	197,731
General and administrative	6,404,643	1,969,960
Total operating costs and expenses	8,908,403	2,281,622

Operating loss	(8,908,403)	(2,281,622)

Other income (expense)
Interest income	40,876	525
Interest expense	—	(213,516)
Other income	79,756	21,148
Other income (expense), net	120,632	(191,843)

Net loss	$(8,787,771)	$(2,473,465)

Cumulative preferred stock dividends	(327,569)	(589,462)
Accretion of discount of Series C preferred stock	(63,283)	(8,580)

Net loss attributable to common stockholders	$(9,178,623)	$(3,071,507)

Net loss attributable to common stockholders per share, basic and diluted	$(3.11)	$(6.79)

Weighted average shares outstanding, basic and diluted	2,946,792	452,509

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN SECURITIES SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred		Stockholders’ Equity (Deficit)
	Stock Subject to Redemption		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity Deficit)
Balance at December 31, 2013	10,408,652	$12,413,876	8,887,500	$8,888	451,398	$451	$2,059,347	$(14,832,812)	$(12,764,126)
Conversion of notes payable into preferred stock subject to redemption and warrants to purchase common stock	621,788	660,635	—	—	—	—	136,733	—	136,733
Issuance of preferred stock subject to redemption and warrants to purchase common stock, net of offering cost of $68,767	2,369,228	2,531,059	—	—	—	—	482,068	—	482,068
Exercise of options on common stock	—	—	—	—	13,986	14	14,386	—	14,400
Stock-based compensation	—	—	—	—	—	—	707,390	—	707,390
Cumulative dividends on Series B preferred stock	—	589,462	—	—	—	—	—	(589,462)	(589,462)
Accretion of discount on Series C preferred stock	—	8,580	—	—	—	—	—	(8,580)	(8,580)
Net loss	—	—	—	—	—	—	—	(2,473,465)	(2,473,465)
Balance at December 31, 2014	13,399,668	16,203,612	8,887,500	8,888	465,384	465	3,399,924	(17,904,319)	(14,495,042)
Exercise of prepaid forward sale of Series B preferred stock	1,469,994	—	—	—	—	—	—	—	—
Cumulative dividends on Series B preferred stock	—	327,569	—	—	—	—	—	(327,569)	(327,569)
Accretion of discount on Series C preferred stock	—	63,283	—	—	—	—	—	(63,283)	(63,283)
Conversion of all outstanding preferred stock to common stock	—	—	(8,887,500)	(8,888)	1,243,002	1,243	7,645	—	—
Conversion of all outstanding preferred stock subject to redemption to common stock	(14,869,662)	(16,594,464)	—	—	2,079,650	2,080	16,592,384	—	16,594,464
Common stock subject to repurchase	—	—	—	—	—	—	(180)	—	(180)
Issuance of common stock upon closing of initial public offering	—	—	—	—	4,000,000	4,000	19,996,000	—	20,000,000
Commissions and offering costs of initial public offering	—	—	—	—	—	—	(2,551,390)	—	(2,551,390)
Issuance of common stock upon closing of common stock purchase agreement	—	—	—	—	500,000	500	999,500	—	1,000,000
Issuance of common stock for commitment fee	—	—	—	—	188,864	189	(189)		—
Issuance of common stock to supplier	—	—	—	—	100,000	100	415,900	—	416,000
Exercise of options on common stock	—	—	—	—	5,104	5	5,252	—	5,257
Stock-based compensation	—	—	—	—	—	—	2,894,509	—	2,894,509
Net loss	—	—	—	—	—	—	—	(8,787,771)	(8,787,771)
Balance at December 31, 2015	—	$—	—	$—	8,582,004	$8,582	$41,759,355	$(27,082,942)	$14,684,995

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,787,771)	$(2,473,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,939	3,479
Stock-based compensation	2,894,509	707,390
Gain on disposal of equipment	(456)	—
Issuance of shares of common stock to supplier	416,000	—
Accretion of debt discount	—	10,192
Non-cash interest on conversion of debt	—	184,445
Changes in fair value of put embedded in convertible debt	—	(21,148)
Changes in operating assets and liabilities:
Prepaid expenses	(132,021)	19,521
Other assets	—	5,028
Accounts payable	(344,240)	249,101
Accrued expenses	231,950	160,071
Other liabilities	(1,475)	(1,999)
Net cash used in operating activities	(5,721,565)	(1,157,385)
Cash flows from investing activities
Purchases of property and equipment	(16,999)	(1,166)
Net cash used in investing activities	(16,999)	(1,166)
Cash flows from financing activities
Commissions and issuance costs of initial public offering	(2,194,375)	—
Proceeds from issuance of shares upon closing of initial public offering	20,000,000	—
Proceeds from the issuance of shares from common stock purchase agreement	1,000,000	—
Proceeds from exercise of options on common stock	5,257	14,400
Deferred offering costs	—	(143,454)
Proceeds of borrowing under notes payable	—	605,000
Repayment of borrowing under note payable	—	(31,500)
Net proceeds from issuance of preferred stock subject to redemption and warrants to purchase common stock	—	3,013,127
Net cash provided by financing activities	18,810,882	3,457,573

Net increase in cash and cash equivalents	13,072,318	2,299,022

Cash and cash equivalents at beginning of year	2,747,248	448,226
Cash and cash equivalents at end of year	$15,819,566	$2,747,248

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of noncash financing activities
Accrual of commissions and issuance costs of the initial public offering	$213,561	$—
Deferred offering costs reclassified to additional paid-in capital	$665,603	$
Conversion of all outstanding preferred stock into common stock	$8,888	$—
Conversion of all outstanding preferred stock subject to redemption into common stock	$16,594,464	$—
Common stock subject to repurchase	$180	$—
Cumulative preferred stock dividends	$327,569	$589,462
Accretion of discount on Series C preferred stock	$63,283	$8,580
Common stock issued as commitment fee for stock purchase agreement	$400,392	$—
Conversion of notes payable into preferred stock subject to redemption and warrants to purchase common stock	$—	$612,923

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company currently operates in one business segment focusing on the development and commercialization of RP-G28. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer. The Company does not currently operate any separate lines of business or separate business entities.

Initial Public Offering

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

Capitalization

In connection with the Company’s initial public offering in June 2015, the Company effected a 1–for-7.15 reverse split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these financial statements and notes to financial statements have been adjusted to reflect the reverse split on a retroactive basis.

NOTE 2 — BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. The Company had net losses of approximately $8.8 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively, and had net cash used in operating activities of approximately $5.7 million and $1.2 million, for the years ended December 31, 2015 and 2014, respectively. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the operations of the Company have been funded through the sale of common shares, preferred shares and convertible debt. Management cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is not able to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seeks collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others; the valuation allowance of deferred tax assets resulting from net operating losses and the valuation of options on the Company’s common stock.

Cash and Cash Equivalents

Cash consists of amounts held in a financial institution and consists of immediately available fund balances. The funds were maintained at a stable financial institution, generally at amounts in excess of federally insured limits, which represents a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.

Deferred Offering Costs

Deferred offering costs as of December 31, 2014 primarily consist of direct, incremental banking, legal and accounting fees related to the public offering of the Company’s common stock, and are classified within long term assets. The deferred offering costs were reclassified to additional paid-in capital upon the consummation of the offering on June 29, 2015.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method (see Note 4). Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Maintenance and repairs are charged to expense as incurred while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property Plant and Equipment. When indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. No such impairments have been recognized during the years ended December 31, 2015 or 2014.

Accrued Expenses

The Company incurs periodic expenses such as research and development, salaries, and professional fees. An accrual is necessary when expenses have been incurred by the Company prior to them being paid. When a vendor’s invoice is not received, the Company is required to estimate its accrued expense. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise been notified of the actual cost. The majority of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. The Company estimates accrued expenses at each balance sheet date based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC Topic 730, Research and Development.

Patent Costs

The Company has no historical data to support a probable future economic benefit for the arising patent applications, filing and prosecution costs. Therefore, patent costs are expensed as incurred. Should the Company experience a legal cost to defend a patent in the future, that cost would be capitalized only when it is part of the cost of retaining and obtaining the future economic benefit of the patent. Costs related to an unsuccessful outcome would be expensed.

Stock-based Compensation

Stock-based compensation cost for stock awards issued to employees, members of the Company’s board of directors and non-employees, is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options or warrants issued to non-employees, including consultants and members of the Company’s Scientific Advisory Board as consideration for goods or services received by the Company, are accounted for based on the fair value of the equity instruments issued unless the fair value consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is recorded as expense over the vesting period. See Note 9 for further information.

Fair Value Measurements

The Company follows authoritative accounting guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2:	InpInputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

As of December 31, 2015 and 2014, the carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their fair value because of the short term nature of these instruments. No transfers between levels have occurred during the periods presented.

Accounting for Income Taxes

Deferred tax assets and liabilities are recognized for the expected future consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. Such differences arise primarily from stock-based compensation and net operating loss carryforwards. The Company records a valuation allowance to reduce deferred income tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Prior to September 15, 2008, the Company was a limited liability company and the Company’s tax losses and credits generally flowed directly to the members.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Equity Incentive Plan (described in Note 9) and warrants on the Company’s common stock (described in Note 8) are not considered in the computation of diluted net loss per share because they would be anti-dilutive.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-7.15 reverse stock split of the Company’s common stock effected in June 2015.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at a comprehensive loss. For the years ended December 31, 2015 and 2014, comprehensive loss was equal to the net loss.

Recent Accounting Pronouncements

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent in a classified statement of financial position. The adoption of ASU 2015-17 is not expected to impact the Company’s financial statements as the Company has no net deferred income taxes presented on its balance sheets.

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

Other accounting standards updates effective after December 31, 2015, are not expected to have a material effect on the Company’s financial position, annual results of operations and/or cash flows.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life (Years)	December 31, 2015	December 31, 2014
Furniture and fixtures	7	$15,840	$4,270
Computer equipment	5	9,696	5,487

		25,536	9,757
Less: Accumulated depreciation and amortization		(4,848)	(4,585)

Property and equipment, net		$20,688	$5,172

Depreciation expense of approximately $1,900 and $3,500 was recognized for the years ended December 31, 2015 and 2014, respectively, and is classified in general and administrative expense in the accompanying Statements of Operations.

NOTE 5 — CONVERTIBLE NOTES PAYABLE

In 2014, the Company issued a combination of convertible notes payable and a note payable for a total principal balance of $605,000 (the “2014 Notes”) to two investors and converted all of these outstanding notes, plus accrued interest, into Series C preferred stock and warrants to purchase the Company’s common stock. These notes were convertible upon a qualified equity financing, pursuant to which the Company sold, with the principal purpose of raising capital, a new class of preferred stock with an aggregate sales price of not less than $3,000,000, including the principal and accrued but unpaid interest of any notes which are converted into the preferred securities (“Qualified Equity Financing”), or upon a change of control.

The convertible notes payables with a principal balance of $535,000 settle by providing the holder with a variable number of the Company’s shares with an aggregate fair value determined by reference to the debt principal outstanding. Because the value that the holder receives at settlement does not vary with the value of the Company’s equity shares, the settlement provision is not considered a conversion option for financial accounting purposes. Rather, these notes are recognized as share-settled debt at amortized cost.

Details of the 2014 Notes are as follows:

(a)	In May and September 2014, the Company issued a total of $455,000 of subordinated convertible promissory notes. These notes have a term of 12 months and bear interest at a rate of 8% per annum until paid in full. These notes are convertible upon a Qualified Equity Financing or upon a change of control at a price per share equal to seventy-five percent (75%) of the price per share paid by the investors (other than the 2014 Note holders) participating in the Qualified Equity Financing. The Company evaluated the change of control put embedded in these notes, which provides for cash settlement of these notes at two (2) times the principal amount upon a change of control, in accordance with ASC 815-15-25. The embedded change of control put is not clearly and closely related to the debt host instrument and therefore has been separately measured at fair value. The proceeds received upon issuing these notes was first allocated to the fair value of the embedded put with the remainder to the debt host instrument, resulting in a discount of approximately $21,000 to the face amount of the notes. The discount is amortized to interest expense over the term of the debt. The Company amortized approximately $10,000 to interest expense in the year ended December 31, 2014. Additionally, the Company recognized a gain of approximately $21,000 in the year ended December 31, 2014 due to the reduction in fair value of the put resulting from the decreased probability of a change in control occurring as the notes approached maturity and ultimate conversion.

(b)	In October 2014, the Company issued an $80,000 subordinated convertible promissory note. This note has a term of 12 months and bear interest at a rate of 8% per annum until paid in full. The terms of this note provided an automatic conversion upon a Qualified Equity Financing at a price per share equal to seventy-five percent (75%) of the price per share paid by the investors (other than the 2014 Note holders) participating in the Qualified Equity Financing.

(c)	In addition, the Company issued a $70,000 principal amount unsecured promissory note on October 9, 2014. This note bears interest at a rate of 5% per annum until paid in full. All principal and accrued interest under this note must be paid upon demand of the holder at any time after one year of the date of the note.

As described in Note 7, all of the Company’s outstanding debt was converted or exchanged for Series C preferred stock and warrants to purchase common stock in December 2014.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Master Services Agreement

On December 30, 2015, we entered into a Master Service Agreement with Covance, Inc. (“Covance”), with an effective date of December 29, 2015. Pursuant to the terms of the Master Service Agreement, Covance (or one or more of its affiliates) will provide Phase 1, 2, 3, and 4 clinical services for a clinical study or studies to us, and, at our request, assist us with the design of such studies, in accordance with the terms of separate individual project agreements to be entered into by the parties. The term of the agreement is for three years and will renew automatically for successive one year periods unless Covance is no longer providing services under the agreement or either party has terminated the agreement upon written notice. We may terminate the Master Service Agreement or any individual project agreement entered into under the Master Service Agreement prior to the applicable study’s completion at any time for any reason upon 30 days written notice to Covance, except when the reason for termination is the safety of subjects, in which case it may be terminated immediately. Covance may not terminate any individual project agreement without cause, except when the reason for the termination is the safety of subjects, in which case it may be terminated immediately. In the event of a termination of the Master Service Agreement, Covance will be entitled to full payment for (i) work performed on the applicable project upon through the date work on such project is concluded and (ii) reimbursement for all non-cancellable and non-refundable expenses and financial obligations which Covance (or an affiliate) has incurred or undertaken on our behalf.

Clinical Supply and Cooperation Agreement with Ricerche Sperimentali Montale (“Ricerche”) and Inalco SpA (“Inalco”)

Effective July 24, 2015, we entered into an amended Clinical Supply and Cooperation Agreement (the “Amended Supply Agreement”) with Ricerche and Inalco (collectively, “RSM”). The Amended Supply Agreement amends certain terms of the Clinical Supply and Cooperation Agreement, dated December 16, 2009, amended on September 25, 2010 (the “Existing Supply Agreement”).

Under the Existing Supply Agreement, RSM granted us an exclusive worldwide option in a specified field and territory to assignment of all right, title and interest to a purified Galacto-oligosaccharides product (“Improved GOS”), the composition of matter of the Improved GOS and any information relating to the Improved GOS, including certain specified technical information and other intellectual property rights (the “Improved GOS IP”). Pursuant to the amended terms, we could exercise the option by paying RSM $800,000 within ten days after the effective date of the Amended Supply Agreement. We exercised this option on July 30, 2015 and RSM transferred the Improved GOS IP to us. Under the terms of the Existing Supply Agreement, if a further option payment of $1 million due in the future is not made, we may be required to return the Improved GOS IP to RSM.

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

In consideration for RSM entering into the Amended Supply Agreement, we issued 100,000 shares of our common stock, par value $0.001 per share (the “RSM Shares”), to RSM on November 30, 2015. Fair value of these shares totaling $416,000 was recognized in stockholders’ equity in the balance sheet as of December 31, 2015. The stock purchase agreement includes a lock-up agreement by RSM in our favor pursuant to which RSM will not be able to sell the RSM Shares for a period ending on the earlier of (i) the public release by us of the final results of our Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of our Form 10-Q with the Securities and Exchange Commission for the fiscal quarter in which we receives the results of our Phase 2b/3 clinical trial of RP-G28.

Lease Agreement

We lease office space for our headquarters in California. Until September 30, 2015, we leased office and storage space pursuant to a two-year agreement which called for a minimum monthly rent of approximately $5,000 and an annual increase of 3%.

On July 9, 2015, we entered into a lease with Century Park, a California limited partnership, pursuant to which we are leasing approximately 2,780 square feet of office space in Los Angeles, California for our headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. We paid no rent for the first month of the term and will pay base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include our proportionate share of any operating expenses, including real estate taxes. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. We will recognize rent expense on a straight-line basis over the lease term.

Rent expense, recognized on a straight-line basis, was approximately $74,000 and $60,000 for the years ended December 31, 2015 and 2014, respectively, and is recorded in general and administrative expenses in the accompanying statements of operations.

The following table summarized our lease obligations at December 31, 2015:

LEASE COMMITMENTS
Years ended December 31,	Operating Lease
2016	$110,638
2017	113,958
2018	117,376
2019	120,898
2020	103,254
Total minimum lease payments	$566,124

Employment Agreements

Michael D. Step

On December 2, 2014, Michael D. Step accepted an offer letter from us setting forth the terms of his employment as Chief Executive Officer. The offer letter provides that Mr. Step is entitled to an annual base salary of $360,000 and a total of three grants of options to purchase our common stock.

The first two options entitle Mr. Step to purchase 646,537 and 73,377 of our shares, respectively, for an exercise price of $5.86 per share. Each of these options was immediately exercisable in full as of the date of the grant, with 44/48ths of the total number of shares covered by each option subject to a right of repurchase by us upon termination of Mr. Step’s employment with us for any reason. This right of repurchase lapses over a period of 44 months, with 1/44th of the total number of shares subject to the right of repurchase lapsing on January 1, 2015 and on the first day of each month thereafter. In addition, the right of repurchase will lapse in its entirety upon a termination of the employment under certain circumstances.

The third option became exercisable upon the closing of our initial public offering on June 29, 2015. The option is for a total of 163,799 shares of our common stock, which, together with the shares subject to the first option, represent 7.5% of the shares of common stock deemed to be outstanding at June 29, 2015 on a fully-diluted basis, after giving effect to the number of shares subject to the third option. Seventy-five percent of the shares subject to the third option are subject to a right of repurchase by us upon termination of Mr. Step’s employment for any reason. This right of repurchase lapses with respect to 1/36th of the total number of shares subject to the right of repurchase on the first day of each month following the date on which the third option becomes exercisable. In addition, the right of repurchase will lapse in its entirety upon Mr. Step’s termination of employment under certain circumstances.

Additionally, under the terms of his Executive Severance and Change in Control Agreement, also effective on December 2, 2014, Mr. Step is entitled to receive certain payments in the event his employment is terminated under certain scenarios.

Andrew Ritter and Ira Ritter

On September 25, 2013, our board of directors approved the Executive Compensation Plan (the “Compensation Plan”) setting forth certain compensation to be paid to Andrew Ritter, our current President and former Chief Executive Officer, and Ira Ritter, our current Chief Strategic Officer (“CSO”), for their respective contributions to our company. Effective June 29, 2015, in connection with our initial public offering, Andrew Ritter and Ira Ritter accepted offer letters from us setting forth the terms of their employment as President and CSO, respectively, of the Company. The offer letters superseded the Compensation Plan.

Their respective offer letters provide that that Andrew Ritter is entitled to an annual base salary of $310,000 and Ira Ritter is entitled to an annual base salary of $295,000. In accordance with his offer letter, Andrew Ritter also became entitled to receive up to $180,000 payable over a three year period for tuition reimbursement. As of December 31, 2015, we paid an aggregate of $105,000 and have an accrual of $75,000 in tuition reimbursement for Andrew Ritter and recognized such amount in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2015.

Additionally, under the terms of their Executive Severance and Change in Control Agreements, also effective on June 29, 2015, each of Andrew Ritter and Ira Ritter is entitled to receive certain payments in the event their employment is terminated under certain scenarios.

Pursuant to their respective offer letters, Andrew Ritter and Ira Ritter each have the opportunity to earn an annual bonus based upon a percentage of their base salary and the achievement of specific performance as determined by the Company. The initial target bonus opportunities are 40% and 35% of the base salary for Andrew Ritter and Ira Ritter, respectively. The board of directors determined that the specific performance requirements were met for fiscal year 2015 and accordingly, Andrew Ritter received 40% of his base salary, or $124,000 and Ira Ritter received 35% of his base salary, or $103,250. These bonus payments are recognized in general and administrative expense in the accompanying statements of operations for the year ended December 31, 2015.

Pursuant to the Compensation Plan, as in effect prior to entering into their offer letters, Andrew Ritter and Ira Ritter had bonus opportunities to, upon the satisfaction of the events described below, each potentially receive the following cash payments and each potentially receive the following options to purchase up to 48,951 shares of our common stock (the “Executive Options”) pursuant to the 2008 Stock Plan:

●	FDA Meeting Bonus Opportunities. Each executive was entitled to receive, and in April 2013 each executive received, a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, upon satisfaction of this milestone, the executives became entitled to 3,496 of the Executive Options. 2,360 shares of the Executive Options vested and became exercisable as of the grant date of September 25, 2013, with the balance of the 1,136 shares vesting ratably in 36 equal monthly installment beginning on September 30, 2013.

●	Clinical Trial Funding Commitment Bonus Opportunities. Each executive was entitled to receive a one-time cash bonus of $75,000 upon our receipt of a commitment by a third party to fund a Phase 2 or later clinical trial; provided, however, that no such bonus would be paid at any time we had less than $2,000,000 in available cash. In addition, upon the satisfaction of this milestone, 35% of 10,489 shares of the Executive Options would vest and become exercisable, with the balance of the 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. The board of directors determined that this milestone was satisfied; accordingly, each executive received a bonus of $75,000 which has been recognized in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2015. In addition, 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vesting ratably on a monthly basis beginning July 31, 2015.

●	Fundraising Bonus Opportunities. Each executive was entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus would be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) would be paid at any time we had less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of the Executive Options would vest and become exercisable, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of the Executive Options would vest and become exercisable, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. The board of directors determined that this milestone as described in subsection (ii) above was satisfied upon the closing of our initial public offering on June 29, 2015 raising approximately $17.4 million, net of offering costs; accordingly, each executive received a bonus of $150,000 which has been recognized in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2015. In addition, 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015.

●	License Event Bonus Opportunities. Each executive was entitled to receive the following bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by the Company from time to time during the term of the Compensation Plan by and/or any option to exclusively license such product candidate to a third party (referred to under the Compensation Plan as a “License Event”) with a minimum upfront payment to the Company of $2,000,000:

o	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined in the Compensation Plan) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon our receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Options will vest and become exercisable, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

o	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined in the Compensation Plan); provided, however that no such bonus may be paid at any time the Company has less than $1,000,000 in available cash. In addition, upon our receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

As of December 31, 2015, 27,972 of the maximum 48,951 Executive Options potentially issuable to each executive had been issued to each executive subject to the vesting conditions described above.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT) AND PREFERRED STOCK SUBJECT TO REDEMPTION

Common Stock

As of December 31, 2014, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. Effective June 17, 2015, the Company effected a 1-for-7.15 reverse stock split and all common share amounts and per share amounts reflected in these financial statements and notes to financial statements have been adjusted to reflect that reverse stock split. The Company amended and restated its Certificate of Incorporation on June 29, 2015 (“the Amended Certificate”) and reduced the authorized shares of the Company’s common stock to 25,000,000 with a par value of $0.001 per share.

Initial Public Offering

On June 29, 2015, the Company closed its initial public offering, selling 4,000,000 shares of the Company’s common stock at an initial public offering price of $5.00 per share, for aggregate gross proceeds to the Company of $20 million. The Company paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering, and approximately $1 million of other expenses in connection with the offering. The underwriters paid an aggregate purchase price of $100 for warrants to purchase 160,000 shares of the Company’s common stock, representing 4.0% of the initial public offering shares, at an exercise price of $6.25 per share, which equaled 125.0% of the initial public offering price. The warrants are exercisable on June 29, 2016 and expire on June 29, 2020. Effective prior to the closing of the initial public offering, the Company converted all of its outstanding shares of Series A-1, Series A-2, Series A-3, Series B, and Series C preferred into an aggregate of 3,322,652 shares of the Company’s common stock.

Common Stock Purchase Agreement

On December 18, 2015, the Company entered into a common stock purchase agreement (the “Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company, (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of the Company’s shares of common stock over the approximately 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 188,864 shares of the Company’s common stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares were capitalized and recorded as a reduction of additional paid-in capital. Upon execution of the Purchase Agreement, the Company agreed to sell to Aspire Capital 500,000 shares of common stock, or the Initial Purchase Shares, at $2.00 per share for proceeds of $1.0 million. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, (“Registration Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, (the “Securities Act”), the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On December 31, 2015, the Company filed a registration statement on Form S-1 (File No. 333-208818) pursuant to the terms of the Registration Agreement, which registration statement was declared effective on February 11, 2016.

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

Upon the closing of the Company’s initial public offering, all outstanding shares of convertible preferred stock and preferred stock subject to redemption were converted into an aggregate of 3,322,652 shares of common stock. The following provides material terms and certain historical information regarding the Series A-1, Series A-2, Series A-3, Series B and Series C Preferred Stock prior to their conversion to common stock:

Redemption. At any time after five years following the date of the initial issuance of the Series A-3, Series B, or Series C preferred stock, as applicable, and at the option of the holders of a majority of the then outstanding shares of Series A-3, Series B, and Series C preferred stock, voting together as a single class, the Company was required to redeem any outstanding shares that have not been converted by paying cash in an amount per share equal to the liquidation preference of $0.62 and $1.30 for the Series A-3 and Series C preferred stock, respectively, and $1.19 per share, plus any accrued but unpaid dividends, for the Series B preferred stock. Given the holders’ redemption option, the Series A-3, Series B, and Series C preferred stock is classified as preferred stock subject to redemption in the accompanying balance sheets.

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

Series C Financing

In December 2014, the Company issued an aggregate of 2,369,228 shares of Series C preferred stock and warrants to purchase an aggregate of 331,358 shares of the Company’s common stock (the “Warrants”), for aggregate gross proceeds of $3,081,893 (the “Series C Financing”). All of these shares of Series C preferred stock were converted into 331,358 shares of the Company’s common stock prior to the closing of the initial public offering. Each Warrant has a term of seven years and provides for the holder to purchase one share of the Company’s common stock at a purchase price of $9.30 per share of common stock. The Warrants are indexed to the Company’s own stock and classified within stockholders’ equity pursuant to ASC 815-40. The gross proceeds were allocated to the Series C preferred stock and Warrants on a relative fair value basis, resulting in a per share value of $7.83 for the Series C preferred stock. The allocation of proceeds to the Warrants creates a discount of $1.47 in the initial carrying per share value of the Series C preferred stock, which was recognized as accretion, similar to preferred stock dividends, over the five-year period prior to optional redemption by the holders.

In connection with the Series C Financing, all of the 2014 Notes were converted into shares of Series C preferred stock and Warrants as follows:

●	$535,000 unpaid principal plus accrued interest of $18,342 on convertible notes converted into 567,529 shares of Series C preferred stock, which was later converted into 79,374 shares of the Company’s common stock, and 79,374 Warrants.

●	$70,000 unpaid principal plus accrued interest of $537 on a note payable extinguished and converted into 54,259 shares of Series C preferred stock, which was later converted into 7,589 shares of the Company’s common stock and 7,589 Warrants.

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

Prepaid Forward Sale of Preferred Stock

Research and Development Agreement & License

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

Option Agreement

Pursuant to the terms of the KPM Option Agreement, the Company had the right to put 1,469,994 shares of the Company’s Series B Preferred Stock (“Series B”) to KPM and KPM had the option to call the same amount of shares of Series B from the Company at any time after December 31, 2014. The number of shares was determined by dividing the $1,750,000 of payments made by KPT to the Company under the R&D Agreement by the Series B preferred stock original issue price of $1.19. Exercise of the put or call option would result in full satisfaction of the Company’s obligation to make royalty payments to KPT under the R&D Agreement and KPT’s right, title and interest in the research conducted pursuant to the R&D Agreement would become the property of the Company. On March 26, 2015, the Company exercised its right to the KPM put option and issued 1,469,994 shares of Series B preferred stock to KPM. Pursuant to the terms of the KPM Option Agreement, this resulted in the full satisfaction of the Company’s obligation to make royalty payments to KPT under the R&D Agreement and also resulted in the termination of the R&D Agreement and all of KPT’s right, title and interest in and to the KP Research, which rights now belong to the Company.

The R&D Agreement and the put or call option have been recognized on a combined basis, pursuant to ASC 815-10-15-9, as a fully prepaid forward sale contract on the Company’s Series B preferred stock. The fully prepaid forward sale contract is a hybrid instrument comprising (1) a debt host instrument and (2) an embedded forward sale contract, requiring the Company to issue 1,469,994 shares of the Company’s Series B for no further consideration. Payments received by the Company, totaling $1,750,000, are recognized as preferred stock subject to redemption in the balance sheet as of December 31, 2014. The Company converted these shares into an aggregate of 205,593 shares of the Company’s common stock upon the closing of the IPO.

NOTE 8 — WARRANTS

As described in Note 7, in 2014, the Company issued seven-year warrants (the “Warrants”) to investors for the purchase of 418,321 shares of the Company’s common stock at an exercise price of $9.30 per share. Also described in Note 7, upon closing of the IPO, the underwriter paid an aggregate purchase price of $100 for the option to purchase an aggregate 160,000 shares of the Company’s common stock at an exercise price of $6.25 per share.

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

The following represents a summary of the warrants outstanding at December 31, 2015 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2014	418,323	$9.30
Granted	160,000	$6.25
Exercised/Expired/Forfeited	—	—
Outstanding at December 31, 2015	578,323	$8.45
Exercisable at December 31, 2015	418,323	$9.30

NOTE 9 — STOCK-BASED COMPENSATION

Terms of the Company’s share-based compensation are governed by the Company’s 2015 Equity Incentive Plan, 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”.) The Plans permit the Company to grant non-statutory stock options, incentive stock options and other equity awards to the Company’s employees, outside directors and consultants; however, incentive stock options may only be granted to the Company’s employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. As of December 31, 2015, the aggregate number of shares of common stock available for issuance under the 2015 Equity Incentive Plan is 172,448. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Equity Incentive Plan.

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

Options Issued to Directors and Employees as Compensation

Pursuant to the terms of the Plans, from inception to December 31, 2014, the Company issued options to purchase an aggregate of 1,996,712 shares to its executive officers and employees of the Company and non-employee directors for their services on the Board and its committees. Of these, 82,107 options were expired or exercised and 1,914,605 options remain outstanding as of December 31, 2014. The exercise prices of these option grants, as determined by the Company’s Board of Directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

In 2015, the Company granted an aggregate of 30,000 non-qualified 10-year term options to purchase the Company’s common stock to its Board of Directors and an aggregate of 41,957 options to purchase the Company’s common stock were automatically terminated due to certain performance conditions not being met. As of December 31, 2015, the Company has a total of 1,902,648 options issued to its executive officers, employees and non-employee directors outstanding. The exercise prices of the outstanding options, as determined by the Company’s Board of Directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

The Company recognized stock-based compensation expense for these services within general and administrative expense in the accompanying statements of operations of approximately $2.9 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was approximately $2.1 million of total unrecognized compensation cost related to un-vested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.5 years.

Options Issued to Nonemployees for Services Received

The Company has issued options to purchase an aggregate of 106,573 shares of the Company’s common stock since inception to 2014 to nonemployee consultants under the Plans. Of these, 68,662 options were expired or exercised and 37,911 options remain outstanding as of December 31, 2014. In 2015, the Company granted an aggregate of 4,000 non-qualified 10-year term options to purchase the Company’s common stock to it nonemployee contractors. During 2015, 6,025 options were expired or exercised and 35,886 options remain outstanding as of December 31, 2015. The exercise prices of the outstanding options, as determined by the Company’s Board of Directors, range from $0.72 to $2.25 per share. These outstanding options, with the exception of an option to purchase 7,272 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. The Company recognized an expense for these services of approximately $1,300 and $13,000 for the years ended December 31, 2015 and 2014, respectively, within research and development expense in the accompanying statements of operations.

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

Stock-based compensation expense to non-employee consultants affects the Company’s general and administrative expenses and research and development expenses.

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Years ended December 31,
	2015	2014
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	51.45% - 67.08%	51.45% - 64.24%
Risk-free interest rate	0.77% - 2.27%	0.88% - 3.04%
Term of options	10	5 - 10
Stock price	$1.70 - $5.86	$1.14 - $5.86

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. As the Company’s common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

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

Significant factors, assumptions and methodologies used in determining the estimated fair value of the Company’s common stock

The Company is also required to estimate the fair value of the common stock underlying the Company’s stock-based awards when performing the fair value calculations using the Black-Scholes option-pricing model. The Company’s Board of Directors, with the assistance of management, determined the fair value of the Company’s common stock on each grant date. Option grants are based on the estimated fair value of the Company’s common stock on the date of grant, which is determined by taking into account several factors, including the following:

●	the prices at which the Company sold the Company’s convertible preferred stock and the rights, preferences, and privileges of the convertible preferred stock relative to those of the Company’s common stock, including the liquidation preferences of the convertible preferred stock;

●	important developments in the Company’s operations;

●	the Company’s actual operating results and financial performance;

●	conditions in the Company’s industry and the economy in general;

●	stock price performance of comparable public companies;

●	the estimated likelihood of achieving a liquidity event, such as an IPO or an acquisition of the Company, given prevailing market conditions; and

●	the illiquidity of the common stock underlying stock options.

The table below presents the prices received from sales to third parties of the Company’s common stock and various classes of the Company’s preferred stock from inception to date:

Year	Share Class	Price per Share
2005	Common Stock(a)	$1.79
2006	Series A-2 Preferred Stock(a)(b)	$0.40
2008 – 2009	Series A-3 Preferred Stock(b)	$0.62
2010 – 2013	Series B Preferred Stock(b)	$1.19
2014	Series C Preferred Stock(b)	$1.30

(a)	After giving effect to the Company’s conversion from an LLC to a corporation

(b)	Each share of preferred stock is convertible into shares of the Company’s common stock on a 7.15-for-1 basis, after giving effect to the Company’s reverse stock split, which was effected on June 17, 2015.

For options issued from inception to 2013, in determining the estimated fair value of the Company’s common stock, the Company’s Board of Directors, with the assistance of management, used the market approach to estimate the enterprise value of the Company in accordance with the American Institute of Certified Public Accountants (“AICPA”) Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “AICPA Guide”) for the three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010. The Market Approach is one of the three approaches (along with the Income Approach and Asset Approach) used to estimate enterprise and equity value. The market approach employs analysis using comparable companies in determining the value of the entity. Both public and private companies, if publicly available information exists, are considered in the market approach. Two information points commonly available — company valuation and transaction value — are used for their respective methodologies. There are a number of different methods within the Market Approach that may be used: the three main methods utilized are: the Guideline Pubic Companies Method; the Guideline Transactions Method; and the Backsolve Method.

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

On the three valuation dates of November 7, 2013, July 31, 2012, and December 31, 2010, after estimating the market value of invested capital, the Company allocated it to the various equity classes comprising the subject company’s capitalization table. This process ultimately results in creating a final estimate of value for the subject company’s underlying equity interests. While there are many different value allocation methods, these various methods can be grouped into three general categories as defined by the AICPA Guide, one of which is the Option-Pricing Method (“OPM”).

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

The OPM relies on the Black-Scholes option-pricing model to value the call options on the Company’s invested capital. The following inputs were applied in the Black-Scholes calculations of the OPM:

	Valuation Dates
	November 7, 2013	July 31, 2012	December 31, 2010
Risk-free rate	0.55%	0.57%	2.01%
Maturity (years)	3.00	4.00	5.00
Volatility	58.00%	61.00%	61.00%

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

Stock-based Compensation Summary Tables

Information regarding the Company’s stock option grants to the Company’s employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

Grant Date	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Share of Common Stock	Intrinsic Value Per Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.03	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86 - $13.23	$5.86	$0.00
2015	34,000	$2.25	$2.25	$0.00

The following represents a summary of the options granted to employees and non-employees outstanding at December 31, 2015 and changes during the period then ended:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,952,516	$7.022
Granted	34,000	2.250
Exercised/Expired/Forfeited	(47,982)	(1.246)
Outstanding at December 31, 2015	1,938,534	$7.081
Exercisable at December 31, 2015	697,832	$5.285
Expected to be vested	1,240,702	$8.091

NOTE 10 — RELATED PARTY TRANSACTIONS

A director of the Company is a managing director of Javelin Venture Partners GP, LLC, the general partner of Javelin Venture Partners GP, L.P., which held a significant investment in the Company’s Series A-1, Series A-2, Series A-3, Series B, and Series C preferred stock that was converted into common stock prior to the Company’s initial public offering. Two directors of the Company have acted as a managing director of Stonehenge Partners, LLC, which held significant investment in the Company’s Series A-1 preferred stock and also held investments in the Company’s Series A-2 and Series B preferred stock that was converted to common stock prior to the Company’s initial public offering.

Prior to and during his employment with the Company, Mr. Ira Ritter served as CEO of Andela Group Inc, (“Andela”) a company he founded in 1987, which is involved in corporate management, strategic and financial consulting. During the year ended December 31, 2014, the Company incurred approximately $176,000 of expenses for services received from Andela, all of which were classified in general and administrative expenses in the statements of operations as Mr. Ritter was an employee of the Company at the time of the services. There were no services received from Andela during the year ended December 31, 2015.

Other than disclosed, the Company has not entered into or been a participant in any transaction in which a related party had or will have a direct or indirect material interest.

NOTE 11 — INCOME TAXES

As of December 31, 2015, the Company has net operating loss carryforwards of approximately $15.3 million available to reduce future taxable income, if any, for Federal and state income tax purposes. The U.S. federal and state net operating loss carryforwards will begin to expire in 2028.

As of December 31, 2015, the Company has research and development credit carryforwards of approximately $488,000 available to reduce future taxable income, if any, for Federal and state income tax purposes. The Federal credit carryforwards begin to expire in 2028. California credits have no expiration date.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2015. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31,
	2015	2014
Statutory U.S. federal rate	34.0%	34.0%
State income tax, net of federal benefit	5.8%	3.9%
Meals & entertainment	(0.1)%	(0.3)%
Others	0.0%	(0.5)%
Forward sale of preferred stock	0.0%	(2.3)%
Non-cash interest on conversion	0.0%	(2.8)%
Valuation allowance	(39.7)%	(32.0)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$6,192,058	$3,675,012
Patent costs	410,913	318,652
Capitalized interest	85,568	85,568
Accrued vacation	27,852	10,237
Research and development credit	345,721	200,482
Stock-based compensation	1,480,266	383,381
Other	5,195	4,460
Gross deferred tax assets	8,547,573	4,677,792
Valuation allowance	(8,547,573)	(4,677,792)
Net deferred tax assets	$—	$—

The Company did not record any accruals for income tax accounting uncertainties for the years ended December 31, 2015 and 2014.

Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties from inception through December 31, 2015.

The Company does not have any unrecognized tax benefits that will significantly decrease or increase within 12 months of December 31, 2015.

The Company’s major tax jurisdictions are the United States and California. All of the Company’s tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and vice president finance (our principal financial officer), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Inherent Limitations of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2015, we implemented an enterprise resource planning system as well as hired additional experienced staff in an effort to strengthen our overall control environment. Other than these changes mentioned, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2016 Proxy Statement under the caption “Board of Directors and Corporate Governance—The Board of Directors in General” and “—Executive Officers” and is incorporated by reference into Item 10 of this Annual Report.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2016 Proxy Statement under the caption “Ownership of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference into Item 10 of this Annual Report.

The information required by this item with respect to Audit Committee matters will be contained in our 2016 Proxy Statement under the caption “Board of Directors and Corporate Governance—Committees of the Board of Directors—Audit Committee” and is incorporated by reference into Item 10 of this Annual Report.

The information required by this item with respect to our Code of Business Conduct and Ethics will be contained in our 2016 Proxy Statement under the caption “Board of Directors and Corporate Governance – Code of Business Conduct and Ethics” and is incorporated by reference into item 10 of this Annual Report.

Item 11. Executive Compensation

The information required by this item will be contained in our 2016 Proxy Statement under the caption “Executive and Director Compensation” and is incorporated by reference into Item 11 of this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2016 Proxy Statement under the caption “Ownership of the Company—Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference into Item 12 of this Annual Report.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in our 2016 Proxy Statement under the caption “Board of Directors and Corporate Governance—Certain Relationships and Related Party Transactions” and “—Director Independence” and is incorporated by reference into Item 13 of this Annual Report.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our 2016 under the caption “Relationship With Independent Registered Public Accounting Firm” and is incorporated by reference into Item 14 of this Annual Report.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2)	Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3)	Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITTER PHARMACEUTICALS, INC.

By:	/s/ Michael D. Step
Name:	Michael D. Step
Title:	Chief Executive Officer

Date: March 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 21, 2016 in the capacities indicated.

Signature	Title	Date

/s/ Michael D. Step	Chief Executive Officer and Director	March 21, 2016
Michael D. Step	(Principal Executive Officer)

/s/ Ellen Mochizuki	Vice President Finance	March 21, 2016
Ellen Mochizuki	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ira E. Ritter	Executive Chairman, Chief Strategic Officer	March 21, 2016
Ira E. Ritter	and Director

/s/ Andrew J. Ritter	President and Director	March 21, 2016
Andrew J. Ritter

/s/ Noah Doyle	Director	March 21, 2016
Noah Doyle

/s/ Matthew W. Foehr	Director	March 21, 2016
Matthew W. Foehr

/s/ Paul V. Maier	Director	March 21, 2016
Paul V. Maier

/s/ Gerald T. Proehl	Director	March 21, 2016
Gerald T. Proehl

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Amended and Restated Bylaws of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.2	7/1/2015

4.1	Form of Common Stock Certificate of Ritter Pharmaceuticals, Inc.	S-1/A	333-202924	4.1	5/22/2015

4.2	Amended and Restated Investors’ Rights Agreement, dated as of November 17, 2010, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.2	3/23/2015

4.3	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated as of January 13, 2011, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.3	3/23/2015

4.4	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement, dated as of February 6, 2012, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.4	3/23/2015

4.5	Amendment No. 3 to the Amended and Restated Investors’ Rights Agreement, dated as of December 4, 2014, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.5	3/23/2015

4.6	Amendment No. 4 to the Amended and Restated Investors’ Rights Agreement, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-208818	4.6	12/31/2015

4.7	Form of Common Stock Purchase Warrant	S-1	333-208818	4.7	12/31/2015

4.8	Form of Representative’s Warrant Agreement	S-1/A	333-202924	4.7	5/8/2015

4.9	Registration Rights Agreement, dated December 18, 2015, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	4.1	12/21/2015

10.1	Office Lease, dated June 25, 2013, by and between Douglas Emmett 1997, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.1	5/8/2015

10.2+	Offer Letter, dated December 2, 2014, by and between Michael D. Step and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.2	5/8/2015

10.3+	Executive Compensation Plan	S-1	333-202924	10.3	5/8/2015

10.4+	Executive Severance & Change in Control Agreement, dated October 1, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.4	5/8/2015

10.5+	2008 Stock Plan	S-8	333-207709	99.1	10/30/15

10.6+	2009 Stock Plan	S-1	333-202924	10.6	3/23/2015

10.7+	2015 Equity Incentive Plan	S-8	333-207709	99.3	10/30/15

10.8+	Form of Notice of Grant of Stock Option under the 2015 Equity Incentive Plan	S-8	333-207709	99.4	10/30/15

10.9+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.8	5/8/2015

10.10+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.9	5/8/2015

10.11+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.10	5/8/2015

10.12+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.11	5/8/2015

10.13+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.12	5/8/2015

10.14+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.13	5/8/2015

10.15+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.14	5/8/2015

10.16+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.15	5/8/2015

10.17+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.16	5/8/2015

10.18	Research and Development Agreement & License, dated November 30, 2010, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.17	5/8/2015

10.19	Amendment No. 1 to Research and Development Agreement & License, dated July 6, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.18	5/8/2015

10.20	Amendment No. 2 to Research and Development Agreement & License, dated September 30, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.19	5/8/2015

10.21	Amendment No. 3 to Research and Development Agreement & License, dated February 6, 2012, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.20	5/8/2015

10.22	Amendment No. 4 to Research and Development Agreement & License, dated November 4, 2013, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.21	5/8/2015

10.23	Put and Call Option Agreement, dated November 30, 2010, by and between Kolu Pohaku Technologies, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.22	5/8/2015

10.24	Subordinated Convertible Promissory Note to SJ Investment Company, LLC, dated May 23, 2014, in the principal amount of $25,000.00	S-1	333-202924	10.23	5/8/2015

10.25	Subordinated Convertible Promissory Note to Javelin Venture Partners, L.P., dated May 23, 2014, in the principal amount of $350,000.00	S-1	333-202924	10.24	5/8/2015

10.26	Subordinated Convertible Promissory Note to Javelin Venture Partners, L.P., dated September 8, 2014, in the principal amount of $80,000.00	S-1	333-202924	10.25	5/8/2015

10.27	Unsecured Promissory Note to Javelin Venture Partners, L.P., dated October 9, 2014, in the principal amount of $70,000.00	S-1	333-202924	10.26	5/8/2015

10.28	Subordinated Convertible Promissory Note, dated October 20, 2014, in the principal amount of $80,000.00	S-1	333-202924	10.27	5/8/2015

10.29	Series C Preferred Stock and Warrant Purchase Agreement, dated December 4, 2014, by and among Ritter Pharmaceuticals, Inc. and the Investors named therein	S-1	333-202924	10.28	5/8/2015

10.30+	Form of Indemnification Agreement between Ritter Pharmaceuticals, Inc. and each of its directors and executive officers	S-1/A	333-202924	10.29	4/24/2015

10.31	Clinical Supply and Operation Agreement, dated December 16, 2009, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.30	4/24/2015

10.32	Amendment 1 to the Clinical Supply and Cooperation Agreement, dated September 25, 2010, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.31	4/24/2015

10.33+	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.1	8/12/2015

10.34+	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.2	8/12/2015

10.35+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.3	8/12/2015

10.36+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.4	8/12/2015

10.37	Lease Agreement, dated July 9, 2015, between the Company and Century Park	10-Q	001-37428	10.1	11/10/2015

10.38	Amendment No. 2 to Clinical Supply and Cooperation Agreement, effective July 24, 2015, between Ritter Pharmaceuticals, Inc., Ricerche Sperimentali Montale SpA, and Inalco SpA	10-Q	001-37428	10.2	11/10/2015

10.39+	Offer Letter, dated August 14, 2015, by and between Ritter Pharmaceuticals, Inc. and Ellen Mochizuki	10-Q	001-37428	10.3	11/10/2015

10.40+	Letter of Agreement, dated October 20, 2015 between Ritter Pharmaceuticals, Inc. and Chord Advisors, LLC	10-Q	001-37428	10.4	11/10/2015

10.41	Common Stock Purchase Agreement, dated December 18, 2015, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	10.1	12/21/2015

10.42	Master Services Agreement, effective December 29, 2015, by and between Covance Inc. and Ritter Pharmaceuticals, Inc.	S-1	333-208818	10.42	12/30/2015

23.1	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

# XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

