Form 10-Q
period 2016-03-31
RITTER PHARMACEUTICALS INC
filed 2016-05-09
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File Number: 001-37428

RITTER PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3474527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I dentification Number)

1880 Century Park East, Suite 1000

Los Angeles, CA 90067

(Address and zip code of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (310) 203-1000

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 6, 2016, there were 8,584,661 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,088,541	$15,819,566
Prepaid expenses	144,005	189,136
Total current assets	14,232,546	16,008,702

Other assets	10,326	10,326
Property and equipment, net	26,866	20,688
Total Assets	$14,269,738	$16,039,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,128,065	$739,357
Accrued expenses	204,178	614,141
Other liabilities	1,223	1,223
Total current liabilities	2,333,466	1,354,721

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 8,584,661 and 8,582,004 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	8,585	8,582
Additional paid-in capital	42,139,079	41,759,355
Accumulated deficit	(30,211,392)	(27,082,942)
Total stockholders’ equity	11,936,272	14,684,995

Total Liabilities and Stockholders’ Equity	$14,269,738	$16,039,716

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating costs and expenses
Research and development	$1,882,848	$31,460
Patent costs	32,364	62,274
General and administrative	1,235,018	1,302,565
Total operating costs and expenses	3,150,230	1,396,299

Operating loss	(3,150,230)	(1,396,299)

Other income
Interest income	20,566	2,204
Other income	1,214	7,091
Total other income	21,780	9,295

Net loss	$(3,128,450)	$(1,387,004)

Cumulative preferred stock dividends	—	(149,283)
Accretion of discount of Series C preferred stock	—	(31,818)

Net loss attributable to common stockholders	$(3,128,450)	$(1,568,105)

Net loss attributable to common stockholders per share, basic and diluted	$(0.36)	$(3.37)

Weighted average shares outstanding, basic and diluted	8,583,259	465,384

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,128,450)	$(1,387,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,254	303
Stock-based compensation	377,597	799,125
Changes in operating assets and liabilities:
Prepaid expenses	45,131	762
Accounts payable	1,388,708	(80,874)
Accrued expenses	(409,963)	50,001
Other liabilities	—	(839)
Net cash used in operating activities	(1,725,723)	(618,526)

Cash flows from investing activities
Purchases of property and equipment	(7,432)	—
Net cash used in investing activities	(7,432)	—

Cash flows from financing activities
Proceeds from exercise of options on common stock	2,130	—
Deferred offering costs	—	(153,409)
Net cash provided by (used in) financing activities	2,130	(153,409)

Net decrease in cash and cash equivalents	(1,731,025)	(771,935)

Cash and cash equivalents at beginning of year	15,819,566	2,747,248
Cash and cash equivalents at end of year	$14,088,541	$1,975,313

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of noncash financing activities
Cumulative preferred stock dividends	$—	$149,283
Accretion of discount on Series C preferred stock	$—	$31,818

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

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. The Company is advancing human gut health research by exploring the metabolic capacity of the gut microbiota, and translating the functionality of these microbiome modulators into safe and effective applications. The Company’s lead drug candidate, RP-G28, has the potential to become the first Food and Drug Administration (“FDA”) approved drug for lactose intolerance, a condition that affects more than one billion people worldwide.

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

The accompanying interim period unaudited condensed financial statements have also been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed balance sheet as of March 31, 2016, the condensed statements of operations for the three months ended March 31, 2016 and 2015, and the condensed statements of cash flows for the three months ended March 31, 2016 and 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2015 has been derived from audited financial statements included in the Annual Report on Form 10-K filed with the SEC on March 21, 2016. The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. At March 31, 2016, the Company had working capital of approximately $11.9 million, an accumulated deficit of approximately $30.2 million, and cash and cash equivalents of approximately $14.1 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2016, as compared with the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash consists of amounts held in a financial institution and consists of immediately available fund balances. The funds were maintained at a stable financial institution, generally at amounts in excess of federally insured limits. As of March 31, 2016 and December 31, 2015, approximately $13.8 million and approximately $15.6 million, respectively, in cash and cash equivalents were uninsured. The Company has not experienced any loss on deposits of cash and cash equivalents to date.

Clinical Trial and Pre-Clinical Study Accruals

The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known to it at that time. Accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, clinical trial investigational sites, and other related vendors. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of milestones. In accruing service fees, management estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other information available to it. If the Company underestimates or overestimates the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in the Company’s accruals.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous lease standard, Topic 840 Leases. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	March 31, 2016	December 31, 2015
Computer equipment	5 years	$10,274	$9,696
Furniture and fixtures	7 years	22,694	15,840
Total property and equipment		32,968	25,536
Accumulated depreciation		(6,102)	(4,848)
Property and equipment, net		$26,866	$20,688

Depreciation expense of approximately $1,250 and $300 was recognized for the three months ended March 31, 2016 and 2015, respectively, and is classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Master Services Agreement

On December 30, 2015, the Company entered into a Master Service Agreement with Covance, Inc. (“Covance”), with an effective date of December 29, 2015. Pursuant to the terms of the Master Service Agreement, Covance (or one or more of its affiliates) will provide Phase 1, 2, 3, and 4 clinical services for a clinical study or studies to the Company, and, at the request of the Company, assist with the design of such studies, in accordance with the terms of separate individual project agreements to be entered into by the parties. The term of the agreement is for three years and will renew automatically for successive one year periods unless Covance is no longer providing services under the agreement or either party has terminated the agreement upon written notice. The Company may terminate the Master Service Agreement or any individual project agreement entered into under the Master Service Agreement prior to the applicable study’s completion at any time for any reason upon 30 days written notice to Covance, except when the reason for termination is the safety of subjects, in which case it may be terminated immediately. Covance may not terminate any individual project agreement without cause, except when the reason for the termination is the safety of subjects, in which case it may be terminated immediately. In the event of a termination of the Master Service Agreement, Covance will be entitled to full payment for (i) work performed on the applicable project through the date work on such project is concluded and (ii) reimbursement for all non-cancellable and non-refundable expenses and financial obligations which Covance (or an affiliate) has incurred or undertaken on behalf of the Company.

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

Under the Existing Supply Agreement, RSM granted the Company an exclusive worldwide option in a specified field and territory to assignment of all right, title and interest to a purified Galacto-oligosaccharides product (“Improved GOS”), the composition of matter of the Improved GOS and any information relating to the Improved GOS, including certain specified technical information and other intellectual property rights (the “Improved GOS IP”). Pursuant to the amended terms, the Company could exercise the option by paying RSM $800,000 within ten days after the effective date of the Amended Supply Agreement. The Company exercised this option on July 30, 2015 and RSM transferred the Improved GOS IP to the Company. Under the terms of the Existing Supply Agreement, if a further option payment of $1 million due in the future is not made, the Company may be required to return the Improved GOS IP to RSM.

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

In consideration for RSM entering into the Amended Supply Agreement, the Company issued 100,000 shares of its common stock, par value $0.001 per share (the “RSM Shares”), to RSM on November 30, 2015. Fair value of these shares totaling $416,000 was recognized in stockholders’ equity in the balance sheet as of December 31, 2015. The stock purchase agreement includes a lock-up agreement by RSM in favor of the Company pursuant to which RSM will not be able to sell the RSM Shares for a period ending on the earlier of (i) the public release by us of the final results of our Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of the Company’s Form 10-Q with the Securities and Exchange Commission for the fiscal quarter in which the Company receives the results of its Phase 2b/3 clinical trial of RP-G28.

Lease Agreement

The Company leases office space for its headquarters in California. Until September 30, 2015, the Company leased office and storage space pursuant to a two-year agreement which called for a minimum monthly rent of approximately $5,000 and an annual increase of 3%.

On July 9, 2015, the Company entered into a lease with Century Park, a California limited partnership, pursuant to which the Company is leasing approximately 2,780 square feet of office space in Los Angeles, California for its headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. The Company paid no rent for the first month of the term and will pay base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve-month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes. The Company has the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $28,700 and $15,300 for the three months ended March 31, 2016 and 2015, respectively, and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

Employment Agreements

Michael D. Step

On December 2, 2014, Michael D. Step accepted an offer letter from the Company setting forth the terms of his employment as Chief Executive Officer. The offer letter provides that Mr. Step is entitled to an annual base salary of $360,000 and a total of three grants of options to purchase common stock of the Company.

The first two options entitle Mr. Step to purchase 646,537 and 73,377 shares of the Company’s common stock, respectively, for an exercise price of $5.86 per share. Each of these options was immediately exercisable in full as of the date of the grant, with 44/48ths of the total number of shares covered by each option subject to a right of repurchase by the Company upon termination of Mr. Step’s employment with the Company for any reason. This right of repurchase lapses over a period of 44 months, with 1/44th of the total number of shares subject to the right of repurchase lapsing on January 1, 2015 and on the first day of each month thereafter. In addition, the right of repurchase will lapse in its entirety upon a termination of the employment under certain circumstances.

The third option became exercisable upon the closing of the Company’s initial public offering on June 29, 2015. The option is for a total of 163,799 shares of the Company’s common stock, which, together with the shares subject to the first option, represent 7.5% of the shares of common stock deemed to be outstanding at June 29, 2015 on a fully-diluted basis, after giving effect to the number of shares subject to the third option. Seventy-five percent of the shares subject to the third option are subject to a right of repurchase by the Company upon termination of Mr. Step’s employment for any reason. This right of repurchase lapses with respect to 1/36th of the total number of shares subject to the right of repurchase on the first day of each month following the date on which the third option becomes exercisable. In addition, the right of repurchase will lapse in its entirety upon Mr. Step’s termination of employment under certain circumstances.

Additionally, under the terms of his Executive Severance and Change in Control Agreement, also effective on December 2, 2014, Mr. Step is entitled to receive certain payments in the event his employment is terminated under certain scenarios.

Andrew Ritter and Ira Ritter

On September 25, 2013, the board of directors approved the Executive Compensation Plan (the “Compensation Plan”) setting forth certain compensation to be paid to Andrew Ritter, the current President and former Chief Executive Officer, and Ira Ritter, the current Chief Strategic Officer (“CSO”), for their respective contributions to the Company. Effective June 29, 2015, in connection with the Company’s initial public offering, Andrew Ritter and Ira Ritter accepted offer letters from the Company setting forth the terms of their employment as President and CSO, respectively. The offer letters superseded the Compensation Plan.

Their respective offer letters provide that Andrew Ritter is entitled to an annual base salary of $310,000 and Ira Ritter is entitled to an annual base salary of $295,000. In accordance with his offer letter, Andrew Ritter also became entitled to receive up to $180,000 payable over a three-year period for tuition reimbursement of which an aggregate of $145,000 has been paid. An accrual of $35,000 in tuition reimbursement for Andrew Ritter was recorded in accrued liabilities in the accompanying unaudited condensed balance sheet as of March 31, 2016 and $75,000 was recognized in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2016.

Additionally, under the terms of their Executive Severance and Change in Control Agreements, also effective on June 29, 2015, each of Andrew Ritter and Ira Ritter is entitled to receive certain payments in the event their employment is terminated under certain scenarios.

Pursuant to their respective offer letters, Andrew Ritter and Ira Ritter each have the opportunity to earn an annual bonus based upon a percentage of their base salary and the achievement of specific performance as determined by the Company. The initial target bonus opportunities are 40% and 35% of the base salary for Andrew Ritter and Ira Ritter, respectively. The board of directors determined that the specific performance requirements were met for fiscal year 2015 and accordingly, Andrew Ritter received 40% of his base salary, or $124,000 and Ira Ritter received 35% of his base salary, or $103,250. These bonus payments were recognized in general and administrative expense in the statements of operations for the year ended December 31, 2015.

Pursuant to the Compensation Plan, as in effect prior to entering into their offer letters, Andrew Ritter and Ira Ritter had bonus opportunities to, upon the satisfaction of the events described below, each potentially receive the following cash payments and each potentially receive the following options to purchase up to 48,951 shares of our common stock (the “Executive Options”) pursuant to the 2008 Stock Plan:

●	FDA Meeting Bonus Opportunities. Each executive was entitled to receive, and in April 2013 each executive received, a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, upon satisfaction of this milestone, the executives became entitled to 3,496 of the Executive Options. 2,360 shares of the Executive Options vested and became exercisable as of the grant date of September 25, 2013, with the balance of the 1,136 shares vesting ratably in 36 equal monthly installment beginning on September 30, 2013.

●	Clinical Trial Funding Commitment Bonus Opportunities. Each executive was entitled to receive a one-time cash bonus of $75,000 upon our receipt of a commitment by a third party to fund a Phase 2 or later clinical trial; provided, however, that no such bonus would be paid at any time we had less than $2,000,000 in available cash. In addition, upon the satisfaction of this milestone, 35% of 10,489 shares of the Executive Options would vest and become exercisable, with the balance of the 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. The board of directors determined that this milestone was satisfied; accordingly, each executive received a bonus of $75,000 which was recognized in general and administrative expenses in the statements of operations for the year ended December 31, 2015. In addition, 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vesting ratably on a monthly basis beginning July 31, 2015.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Fundraising Bonus Opportunities. Each executive was entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus would be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) would be paid at any time we had less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of the Executive Options would vest and become exercisable, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of the Executive Options would vest and become exercisable, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. The board of directors determined that this milestone as described in subsection (ii) above was satisfied upon the closing of our initial public offering on June 29, 2015 raising approximately $17.4 million, net of offering costs; accordingly, each executive received a bonus of $150,000 which was recognized in general and administrative expenses in the statements of operations for the year ended December 31, 2015. In addition, 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015.

●	License Event Bonus Opportunities. Each executive was entitled to receive the following bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by the Company from time to time during the term of the Compensation Plan by and/or any option to exclusively license such product candidate to a third party (referred to under the Compensation Plan as a “License Event”) with a minimum upfront payment to the Company of $2,000,000:

●	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined in the Compensation Plan) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon our receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Options will vest and become exercisable, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

●	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined in the Compensation Plan); provided, however that no such bonus may be paid at any time the Company has less than $1,000,000 in available cash. In addition, upon our receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

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

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2014, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. Effective June 17, 2015, the Company effected a 1-for-7.15 reverse stock split and all common share amounts and per share amounts reflected in these unaudited condensed financial statements and notes to unaudited condensed financial statements have been adjusted to reflect that reverse stock split. The Company amended and restated its Certificate of Incorporation on June 29, 2015 (“the Amended Certificate”) and reduced the authorized shares of the Company’s common stock to 25,000,000 with a par value of $0.001 per share.

As of March 31, 2016, the Company has a total of 8,584,661 shares of common stock issued and outstanding.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Series C Financing

In December 2014, the Company issued an aggregate of 2,369,228 shares of Series C preferred stock and warrants to purchase an aggregate of 331,358 shares of the Company’s common stock (the “Warrants”), for aggregate gross proceeds of $3,081,893 (the “Series C Financing”). All of these shares of Series C preferred stock were converted into 331,358 shares of the Company’s common stock prior to the closing of the initial public offering. Each Warrant has a term of seven years and provides for the holder to purchase one share of the Company’s common stock at a purchase price of $9.30 per share of common stock. The Warrants are indexed to the Company’s own stock and classified within stockholders’ equity. The gross proceeds were allocated to the Series C preferred stock and Warrants on a relative fair value basis, resulting in a per share value of $7.83 for the Series C preferred stock. The allocation of proceeds to the Warrants creates a discount of $1.47 in the initial carrying per share value of the Series C preferred stock, which was recognized as accretion, similar to preferred stock dividends, over the five-year period prior to optional redemption by the holders.

In connection with the Series C Financing, all of the 2014 Notes were converted into shares of Series C preferred stock and Warrants with no gain recognized or loss incurred upon extinguishment of the notes in 2014.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company converted these shares into an aggregate of 205,593 shares of the Company’s common stock upon the closing of the initial public offering.

NOTE 7 — WARRANTS

The following represents a summary of the warrants outstanding at March 31, 2016 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2015	578,323	$8.45
Granted	—	$—
Exercised/Expired/Forfeited	—	—
Outstanding at March 31, 2016	578,323	$8.45
Exercisable at March 31, 2016	418,323	$9.30

NOTE 8 — STOCK-BASED COMPENSATION

Terms of the Company’s share-based compensation are governed by the Company’s 2015 Equity Incentive Plan, 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”.) The Plans permit the Company to grant non-statutory stock options, incentive stock options and other equity awards to the Company’s employees, outside directors and consultants; however, incentive stock options may only be granted to the Company’s employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. As of March 31, 2016, the aggregate number of shares of common stock available for issuance under the 2015 Equity Incentive Plan is 145,448. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Equity Incentive Plan.

The exercise price for options issued under the Plans is determined by the board of directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans shall vest as determined by the board of directors but shall not exceed a ten-year period.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Options Issued to Directors and Employees as Compensation

Pursuant to the terms of the Plans, from inception to December 31, 2015, the Company issued options to purchase an aggregate of 2,026,712 shares to its executive officers and employees of the Company and non-employee directors for their services on the board of directors and its committees. Of these, 124,064 options were expired or exercised and 1,902,648 options remain outstanding as of December 31, 2015. The exercise prices of these option grants, as determined by the Company’s board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

During the three months ended March 31, 2016, the Company granted an aggregate of 20,000 non-qualified 10-year term options to purchase shares of the Company’s common stock to its employees. No options expired or were exercised during this three-month period. As of March 31, 2016, a total of 1,922,648 options issued to executive officers, non-executive employees and non-employee directors remain outstanding. The exercise prices of these option grants, as determined by the Company’s board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

The Company recognized stock-based compensation expense for these services within general and administrative expense in the accompanying unaudited condensed statements of operations of approximately $378,000 and $800,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.4 years.

Options Issued to Nonemployees for Services Received

The Company has issued options to purchase an aggregate of 110,573 shares of the Company’s common stock since inception to December 31, 2015 to non-employee consultants under the Plans. Of these, 74,687 options were forfeited or exercised, and 35,886 options remain outstanding as of December 31, 2015.

During the three months ended March 31, 2016, the Company granted an aggregate of 7,000 non-qualified 10-year term options to purchase shares of the Company’s common stock to its nonemployee contractors and 2,657 options were exercised. As of March 31, 2016, a total of 40,229 options issued to nonemployees remain outstanding. The exercise prices of the outstanding options, as determined by the Company’s board of directors, range from $0.72 to $2.25 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,272 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. The option granted to the consultant in March 2011, vested 25% on the date of grant with the remaining shares vesting monthly in equal amounts over 36 months.

The Company recognized stock-based compensation expense for these services of approximately $90 and $120 for the three months ended March 31, 2016 and 2015, respectively, within research and development expense in the accompanying unaudited condensed statements of operations.

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

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Three months ended March 31,
	2016	2015
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	53.53% - 59.03%	51.45% - 65.06%
Risk-free interest rate	0.81% - 2.25%	0.77% - 2.00%
Term of options	10	5 - 10
Stock price	$1.07 - $1.79	$5.86

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. As the Company’s common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Significant factors, assumptions and methodologies used in determining the estimated fair value of our common stock

The Company is also required to estimate the fair value of the common stock underlying the Company’s stock-based awards when performing the fair value calculations using the Black-Scholes option-pricing model. The board of directors, with the assistance of management, determined the fair value of the Company’s common stock on each grant date. Option grants are based on the estimated fair value of the Company’s common stock on the date of grant, which is determined by taking into account several factors, including the following:

●	the prices at which convertible preferred stock and the rights were sold, preferences, and privileges of the convertible preferred stock relative to those of the Company’s common stock, including the liquidation preferences of the convertible preferred stock;

●	important developments in the Company’s operations;

●	actual operating results and financial performance of the Company;

●	conditions in the Company’s industry and the economy in general;

●	stock price performance of comparable public companies;

●	the estimated likelihood of achieving a liquidity event, such as an initial public offering or an acquisition of the Company, given prevailing market conditions; and

●	the illiquidity of the common stock underlying stock options.

The table below presents the prices received from sales to third parties of the Company’s common stock and various classes of our preferred stock from inception to date:

Year	Share Class	Price per Share
2005	Common Stock(a)	$1.79
2006	Series A-2 Preferred Stock(a)(b)	$0.40
2008 – 2009	Series A-3 Preferred Stock(b)	$0.62
2010 – 2013	Series B Preferred Stock(b)	$1.19
2014	Series C Preferred Stock(b)	$1.30

(a)	After giving effect to the Company’s conversion from a limited liability company to a corporation.

(b)	Each share of preferred stock was converted into shares of the Company’s common stock on a 7.15-for-1 basis, after giving effect to the reverse stock split, which was effected on June 17, 2015.

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

Given the early stage of the Company, the Backsolve Method was used to estimate the fair value of the Company’s securities. This method derives an implied market value of invested capital from a transaction involving a company’s own securities. The price of a company’s security that was involved in a recent arms-length transaction is used as a reference point in an allocation of value. The Company first raised additional capital through the sales of the Company’s limited liability company units (“LLC units”). These units later converted into common shares and preferred shares upon the Company’s conversion to a corporation. Subsequent to the Company’s corporation conversion, additional capital was raised through the sales of the Company’s Series A-2, Series A-3, Series B, and Series C preferred shares at the price of $0.07, $0.40, $0.62, $1.19, and $1.30, respectively.

The Company valued LLC units and common stock (after converting to a corporation) from inception through 2009 by reference to the Company’s sales of units and/or common stock and preferred stock over the period. Beginning in 2010, the Company valued its common stock using the Backsolve Method. The Backsolve Method requires consideration of the rights and preferences of each class of equity and solving for the total market value of invested capital that is consistent with a recent transaction in the Company’s own securities, considering the rights and preferences of each class of equity. However, management has decided that the liquidation preferences between the Company’s preferred shares and common shares are immaterial for a pre-revenue company.

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

The stage of development of RP-G28 was reflected in the Company’s selection of the term and volatility estimates used in the analysis. The estimate of the term considers the Company’s existing cash runway and the time to the next potential financing or liquidity event, while the volatility estimate reflects the relative riskiness of the Company’s equity securities (or asset base) relative to the general stock market.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Management estimated the implied market value of invested capital of the Company by backsolving for the purchase price of the Company’s preferred shares for one common share through the use of OPM. The application of the backsolve method considering the capital structure yielded a total market value of invested capital of approximately $25.2 million, of which approximately $1.4 million was allocated to the total value of common stock as of the Company’s valuation date of October 31, 2014.

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

Stock-based Compensation Summary Tables

Information regarding the Company’s stock option grants to the Company’s employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

Grant Date	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Share of Common Stock	Intrinsic Value Per Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.03	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86 - $13.23	$5.86	$0.00
2015	34,000	$2.25	$2.25	$0.00
2016	27,000	$1.39	$1.39	$0.00

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following represents a summary of the options granted to employees and non-employees outstanding at March 31, 2016 and changes during the period then ended:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,938,534	$7.081
Granted	27,000	1.390
Exercised/Expired/Forfeited	(2,657)	(0.798)
Outstanding at March 31, 2016	1,962,877	$7.011
Exercisable at March 31, 2016	791,824	$5.334
Expected to be vested	1,171,053	$8.145

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2016 (“2015 Annual Report”). As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” or “Ritter” refer to Ritter Pharmaceuticals, Inc. All common share amounts and per share amounts in this Quarterly Report have been adjusted to reflect a 7.15-to-1 reverse stock split of our common stock. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

Special Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to obtain additional financing;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the success and timing of our preclinical studies and clinical trials;

●	our ability to obtain and maintain regulatory approval for RP-G28 and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	regulatory developments in the United States and other countries;

●	the performance of third-party manufacturers;

●	our ability to develop and commercialize our product candidates;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	the successful development of our sales and marketing capabilities;

●	the potential markets for our product candidates and our ability to serve those markets;

●	the rate and degree of market acceptance of any future products;

●	the success of competing drugs that are or become available; and

●	the loss of key scientific or management personnel.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report. You should also read carefully the factors described in the “Risk Factors” section of this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third-parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

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

On June 24, 2015, our registration statement on Form S-1 (File No. 333-202924) relating to our initial public offering of our common stock was declared effective by the SEC. The shares began trading on the NASDAQ Capital Market on June 24, 2015. The initial public offering closed on June 29, 2015, and 4,000,000 shares of common stock were sold at an initial public offering price of $5.00 per share, for aggregate gross proceeds to us of $20 million.

We paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering. In addition, we incurred expenses of approximately $1 million in connection with the offering. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.4 million.

We have incurred net losses in each year since our inception, including net losses of approximately $3.1 million for the three months ended March 31, 2016. We had an accumulated deficit of approximately $30.2 million as of March 31, 2016. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital in addition to the net proceeds received in our initial public offering, and any proceeds received from our sale of shares of common stock to Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to the common stock purchase agreement with Aspire Capital, dated December 18, 2015 (the “Aspire Purchase Agreement”), prior to the commercialization of RP-G28 or any other product candidate. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

From inception through March 31, 2016, we have incurred approximately $7.9 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

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

RP-G28

Our research and development resources are focused on the Phase 2b and Phase 3 RP-G28 trials and our other planned clinical and nonclinical studies and other work needed to submit RP-G28 for the reduction of symptoms associated with lactose intolerance in patients for regulatory approval in the United States and Europe. We have incurred and expect to continue to incur expenses in connection with these efforts, including:

●	conducting our Phase 2b/3 clinical trials as adaptive design Phase 2b/3 clinical trials;

●	working with our CRO to prepare for launch of the Phase 2b/3 trials; and

●	working with our third-party drug formulator to produce sufficient drug product for the adaptive design Phase 2b/3 clinical trials and other contemplated trials.

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

Critical Accounting Policies and Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2016, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

While our significant accounting policies are more fully described in Note 3 to this Quarterly Report appearing in “Item 1. Unaudited Condensed Financial Statements,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable

The carrying amounts reported in the balance sheet for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, approximate the fair values due to the short-term nature of the instruments.

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

Stock-based Compensation

In June 2015, we adopted a new equity incentive plan, or the 2015 Equity Incentive Plan, to replace our prior 2008 Stock Plan and 2009 Stock Plan. Terms of our share-based compensation are governed by the 2015 Equity Incentive Plan, 2009 Stock Plan and 2008 Stock Plan (collectively, the “Plans”). The Plans permit us to grant non-statutory stock options, incentive stock options and other equity awards to our employees, outside directors and consultants; however, incentive stock options may only be granted to our employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. As of March 31, 2016, the aggregate number of shares of common stock available for issuance under the 2015 Equity Incentive Plan was 145,448. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Equity Incentive Plan.

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

Options Issued to Directors and Employees as Compensation

Pursuant to the terms of the Plans, from inception to December 31, 2015, the Company issued options to purchase an aggregate of 2,026,712 shares to its executive officers and employees of the Company and non-employee directors for their services on the board of directors and its committees. Of these, 124,064 options were expired or exercised and 1,902,648 options remain outstanding as of December 31, 2015. The exercise prices of these option grants, as determined by the Company’s board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

During the three months ended March 31, 2016, the Company granted an aggregate of 20,000 non-qualified 10-year term options to purchase shares of the Company’s common stock to its employees and no options expired or were exercised. As of March 31, 2016, a total of 1,922,648 options issued to executive officers, non-executive employees and non-employee directors remain outstanding. The exercise prices of these option grants, as determined by the Company’s board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

The Company recognized stock based compensation expense for these services within general and administrative expense in the accompanying unaudited condensed statements of operations of approximately $378,000 and $800,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.4 years.

Options Issued to Nonemployees for Services Received

The Company has issued options to purchase an aggregate of 110,573 shares of the Company’s common stock since inception to December 31, 2015 to non-employee consultants under the Plans. Of these, 74,687 options were forfeited or exercised, and 35,886 options remained outstanding as of December 31, 2015.

During the three months ended March 31, 2016, the Company granted an aggregate of 7,000 non-qualified 10-year term options to purchase shares of the Company’s common stock to its nonemployee contractors and 2,657 options were exercised. As of March 31, 2016, a total of 40,299 options issued to nonemployees remain outstanding. The exercise prices of the outstanding options, as determined by the Company’s board of directors, range from $0.72 to $2.25 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,272 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. The option granted to the consultant in March 2011, vested 25% on the date of grant with the remaining shares vesting monthly in equal amounts over 36 months.

The Company recognized stock-based compensation expense for these services of approximately $90 and $120 for the three months ended March 31, 2016 and 2015, respectively, within research and development expense in the accompanying unaudited condensed statements of operations.

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

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Three months ended March 31,
	2016	2015
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	53.53% - 59.03%	51.45% - 65.06%
Risk-free interest rate	0.81% - 2.25%	0.77% - 2.00%
Term of options	10	5 - 10
Stock price	$1.07 - $1.79	$5.86

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. As the Company’s common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

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

Stock-based Compensation Summary Tables

Information regarding the Company’s stock option grants to the Company’s employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

Grant Date	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Share of Common Stock	Intrinsic Value Per Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.03	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86 - $13.23	$5.86	$0.00
2015	34,000	$2.25	$2.25	$0.00
2016	27,000	$1.39	$1.39	$0.00

The following represents a summary of the options granted to employees and non-employees outstanding at March 31, 2016 and changes during the period then ended:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,938,534	$7.081
Granted	27,000	1.390
Exercised/Expired/Forfeited	(2,657)	(0.798)
Outstanding at March 31, 2016	1,962,877	$7.011
Exercisable at March 31, 2016	791,824	$5.334
Expected to be vested	1,171,053	$8.145

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$1,882,848	$31,460	$1,851,388	5,885%
Patent costs	32,364	62,274	(29,910)	(48%)
General and administrative	1,235,018	1,302,565	(67,547)	(5%)
Total operating costs and expenses	3,150,230	1,396,299	1,753,931	126%
Loss from operations	(3,150,230)	(1,396,299)	(1,753,931)	126%
Other income
Interest income	20,566	2,224	18,362	833%
Other income	1,214	7,091	(5,877)	(83%)
Total other income	21,780	9,295	12,485	134%
Net loss	$(3,128,450)	$(1,387,004)	$(1,741,446)	126%

Research and Development Expenses

Research and development expenses were approximately $1.9 million and $31,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in research and development expenses of approximately $1.9 million, or 5,885%, for the three months ended March 31, 2016 was primarily attributable to the approximately $1.5 million of fees paid to our CRO as part of our Phase 2b/3 clinical trial that was initiated in March 2016, with the remaining increase due to costs relating to manufacturing clinical trial materials and fees paid to consultants related to the clinical trial.

Patent Costs

Patent costs were approximately $32,000 and $62,000 for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $30,000, or 48%. This decrease was mainly due to the timing of prosecuting patents and maintaining patent rights.

General and Administrative Expenses

General and administrative expenses were approximately $1.2 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. The slight decrease in general and administrative expenses of approximately $68,000, or 5%, was primarily due to higher stock-based compensation expense during the first three months of 2015 as compared to the same 2016 period. Offsetting the decrease in stock-based compensation for the first three months ended March 31, 2016, was an increase in headcount and higher costs of operating as a public company.

Other Income

Interest income was approximately $21,000 and $2,000 for the three months ended March 31, 2016 and 2015, respectively. The increase of approximately $18,000, or 833%, during the three months ended March 31, 2016 was primarily due to interest earned on increased cash balances resulting from the net proceeds of our initial public offering.

Other income was approximately $1,000 and $7,000 for the three months ended March 31, 2016 and 2015, respectively. The decrease of $6,000, or 83% was a result of a gain on the settlement of accounts payable in the prior year three months ended March 31, 2015 that was not realized in the same 2016 period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of March 31, 2016, we had an accumulated deficit of approximately $30.2 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At March 31, 2016, after consummation of our initial public offering, we had working capital of $11.9 million, and cash of $14.1 million. We have not generated any product revenues and have not achieved profitable operations.

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

In addition, on any date on which we submit a Purchase Notice for 100,000 shares to Aspire Capital and the closing sale price of our stock is equal to or greater than $0.50 per share of common stock, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each a “VWAP Purchase Notice”), directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on the Nasdaq Capital Market on the next trading day , subject to a maximum number of shares we may determine, and a minimum trading price (as more specifically described below). The purchase price per share pursuant to such VWAP Purchase Notice is calculated by reference to the prevailing market price of our common stock (as provided in the Aspire Purchase Agreement).

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(1,725,723)	$(618,526)
Investing activities	(7,432)	―
Financing activities	2,130	(153,409)
Net decrease in cash	$(1,731,025)	$(771,935)

Operating Activities

Net cash used in operating activities of approximately $1.7 million during the three months ended March 31, 2016 was primarily a result of our net loss of approximately $3.1 million and a decrease in accrued expenses of approximately $410,000, offset by stock-based compensation of approximately $378,000 and an increase in accounts payable of $1.4 million.

Net cash used in operating activities of approximately $619,000 during the three months ended March 31, 2015 was primarily a result of our net loss of approximately $1.4 million and a decrease in accounts payable of approximately $81,000, offset by stock-based compensation of approximately $799,000 and an increase of approximately $50,000 in accrued expenses.

Investing Activities

Net cash used in investing activities of approximately $7,000 during the three months ended March 31, 2016 was related to our purchase of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $2,000 during the three months ended March 31, 2016 resulted from net proceeds received from the exercise of options on common stock.

Net cash used in financing activities during the three months ended March 31, 2015 of approximately $153,000 resulted from the deferral of offering costs related to our initial public offering.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments from those disclosed in our 2015 Annual Report.

Off-Balance Sheet Arrangements

Through March 31, 2016, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2016 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors of our 2015 Annual Report could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2015 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. No material change in the risk factors discussed in our 2015 Annual Report has occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Use of Proceeds

On June 24, 2015, our registration statement on Form S-1 (File No. 333-202924) relating to our initial public offering of our common stock was declared effective by the SEC. Our initial public offering closed on June 29, 2015, and 4,000,000 shares of our common stock were sold at an initial public offering price of $5.00 per share, for aggregate gross proceeds to us of $20 million and net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, of approximately $17.4 million.

As of March 31, 2016, proceeds from the initial public offering have been used to fund our Phase 2b/3 trials and product development, including a $0.8 million payment to exercise an option with a research and development supplier and payment of approximately $0.3 million to our CRO, pursuant to a master services agreement. A portion of the proceeds ($227,250) was used to pay the annual bonuses earned by Andrew and Ira Ritter for 2015, based upon the achievement of specific performance goals, pursuant to the terms of their respective offer letters. Remaining proceeds from the initial public offering are expected to be spent to support continued research and development efforts, general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

May 9, 2016	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Michael D. Step
	Name:	Michael D. Step
	Title:	Chief Executive Officer

