Form 10-Q
period 2016-06-30
RITTER PHARMACEUTICALS INC
filed 2016-08-08
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File Number: 001-37428

RITTER PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3474527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of August 5, 2016, there were 8,584,661 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,771,639	$15,819,566
Prepaid expenses	65,905	189,136
Total current assets	10,837,544	16,008,702

Other assets	10,326	10,326
Property and equipment, net	26,172	20,688
Total Assets	$10,874,042	$16,039,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,802,655	$739,357
Accrued expenses	932,028	614,141
Other liabilities	12,842	1,223
Total current liabilities	2,747,525	1,354,721

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 8,584,661 and 8,582,004 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	8,585	8,582
Additional paid-in capital	42,468,796	41,759,355
Accumulated deficit	(34,350,864)	(27,082,942)
Total stockholders’ equity	8,126,517	14,684,995

Total Liabilities and Stockholders’ Equity	$10,874,042	$16,039,716

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating costs and expenses:
Research and development	$2,880,574	$47,977	$4,763,422	$79,555
Patent costs	68,616	50,148	100,980	112,423
General and administrative	1,206,943	2,001,706	2,441,961	3,304,152
Total operating costs and expenses	4,156,133	2,099,831	7,306,363	3,496,130
Operating loss	(4,156,133)	(2,099,831)	(7,306,363)	(3,496,130)

Other income:
Interest income	16,661	2,101	37,227	4,305
Other income	—	—	1,214	7,091
Total other income	16,661	2,101	38,441	11,396
Net loss	$(4,139,472)	$(2,097,730)	$(7,267,922)	$(3,484,734)
Cumulative preferred stock dividends	—	(178,286)	—	(327,569)
Accretion of discount on Series C preferred stock	—	(31,465)	—	(63,283)
Net loss applicable to common shareholders	$(4,139,472)	$(2,307,481)	$(7,267,922)	$(3,875,586)
Net loss per common share ― basic and diluted	$(0.48)	$(4.18)	$(0.85)	$(7.62)
Weighted-average common shares outstanding — basic and diluted	8,584,661	551,912	8,583,259	508,645

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(7,267,922)	$(3,484,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,579	606
Stock-based compensation	707,314	1,680,247
Changes in operating assets and liabilities:
Prepaid expenses	123,231	15,036
Accounts payable	1,063,298	305,846
Accrued expenses	317,887	590,796
Other liabilities	11,619	(1,676)
Net cash used in operating activities	(5,041,994)	(893,879)

Cash flows from investing activities
Purchases of property and equipment	(8,063)	—
Net cash used in investing activities	(8,063)	—

Cash flows from financing activities
Proceeds from exercise of options on common stock	2,130	—
Proceeds from issuance of shares upon closing of initial public offering	—	20,000,000
Commissions and issuance costs of initial public offering	—	(2,194,375)
Net cash provided by financing activities	2,130	17,805,625

Net (decrease) increase in cash and cash equivalents	(5,047,927)	16,911,746

Cash and cash equivalents at beginning of period	15,819,566	2,747,248
Cash and cash equivalents at end of period	$10,771,639	$19,658,994

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$63,044	$—
Supplemental disclosure of noncash financing activities
Accrual of commissions and issuance costs of initial public offering	$—	$213,561
Deferred offering costs reclassified to additional paid-in capital	$—	$665,603
Conversion of all outstanding preferred stock into common stock	$—	$8,888
Conversion of all outstanding preferred stock subject to redemption into common stock	$—	$16,594,464
Common stock subject to repurchase	$—	$180
Cumulative preferred stock dividends	$—	$327,569
Accretion of discount on Series C preferred stock	$—	$63,283

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

Capitalization

In connection with the Company’s initial public offering in June 2015, the Company effected a 1–for–7.15 reverse split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these financial statements and notes to financial statements have been adjusted to reflect the reverse split on a retroactive basis.

NOTE 2 — BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The accompanying interim period unaudited condensed financial statements have also been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed balance sheet as of June 30, 2016, the condensed statements of operations for the three and six months ended June 30, 2016 and 2015, and the condensed statements of cash flows for the six months ended June 30, 2016 and 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2015 has been derived from audited financial statements included in the Annual Report on Form 10-K filed with the SEC on March 21, 2016. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. At June 30, 2016, the Company had working capital of approximately $8.1 million, an accumulated deficit of approximately $34.4 million, and cash and cash equivalents of approximately $10.8 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the six months ended June 30, 2016, as compared with the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Cash and Cash Equivalents

Cash consists of amounts held in a financial institution and consists of immediately available fund balances. The funds are maintained at a stable financial institution, generally at amounts in excess of federally insured limits. As of June 30, 2016 and December 31, 2015, approximately $10.5 million and approximately $15.6 million, respectively, in cash and cash equivalents were uninsured. The Company has not experienced any loss on deposits of cash and cash equivalents to date.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for under the existing guidance for operating leases today. Topic 842 supersedes the previous lease standard, Topic 840 Leases. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	June 30, 2016	December 31, 2015
Computer equipment	5 years	$10,274	$9,696
Furniture and fixtures	7 years	23,325	15,840
Total property and equipment		33,599	25,536
Accumulated depreciation		(7,427)	(4,848)
Property and equipment, net		$26,172	$20,688

Depreciation expense of approximately $1,300 and $300 was recognized for the three months ended June 30, 2016 and 2015, respectively, and approximately $2,600 and $600 was recognized for the six months ended June 30, 2016 and 2015, respectively, and classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In consideration for RSM entering into the Amended Supply Agreement, the Company issued 100,000 shares of its common stock, par value $0.001 per share (the “RSM Shares”), to RSM on November 30, 2015. Fair value of these shares totaling $416,000 was recognized in stockholders’ equity in the Company’s balance sheet as of December 31, 2015. The stock purchase agreement includes a lock-up agreement by RSM in favor of the Company pursuant to which RSM will not be allowed to sell the RSM Shares for a period ending on the earlier of (i) the public release by the Company of the final results of its Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of the Company’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission for the fiscal quarter in which the Company receives the results of its Phase 2b/3 clinical trial of RP-G28.

Lease Agreement

The Company leases office space for its headquarters in California. Until September 30, 2015, the Company leased office and storage space pursuant to a two-year agreement which called for a minimum monthly rental payment of approximately $5,000 with an annual increase of 3%.

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

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $28,700 and $15,000 for the three months ended June 30, 2016 and 2015, respectively, and $57,500 and $30,000 for the six months ended June 30, 2016 and 2015, respectively, and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

Employment Agreements

Michael D. Step

On December 2, 2014, Michael D. Step accepted an offer letter from the Company setting forth the terms of his employment as Chief Executive Officer. The offer letter provides that Mr. Step is entitled to an annual base salary of $360,000 and a total of three grants of options to purchase common stock of the Company.

The first two options entitle Mr. Step to purchase 646,537 and 73,377 shares of the Company’s common stock, respectively, for an exercise price of $5.86 per share. Each of these options was immediately exercisable in full as of the date of the grant, with 44/48ths of the total number of shares covered by each option subject to a right of repurchase by the Company upon termination of Mr. Step’s employment with the Company for any reason. This right of repurchase lapses over a period of 44 months, with 1/44th of the total number of shares subject to the right of repurchase lapsing on January 1, 2015 and on the first day of each month thereafter. In addition, the right of repurchase will lapse in its entirety upon a termination of Mr. Step’s employment under certain circumstances.

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

Additionally, under the terms of his Executive Severance and Change in Control Agreement, also effective on December 2, 2014, Mr. Step is entitled to receive certain payments in the event his employment is terminated under certain circumstances.

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

Their respective offer letters provide that Andrew Ritter is entitled to an annual base salary of $310,000 and Ira Ritter is entitled to an annual base salary of $295,000. In accordance with his offer letter, Andrew Ritter also became entitled to receive up to $180,000 payable over a three-year period for tuition reimbursement which has been paid as of June 30, 2016. $75,000 was recognized as tuition reimbursement in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2016.

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

Pursuant to the Compensation Plan, as in effect prior to entering into their offer letters, Andrew Ritter and Ira Ritter had bonus opportunities to, upon the satisfaction of the events described below, each potentially receive the following cash payments and each potentially receive the following options to purchase up to 48,951 shares of the Company’s common stock (the “Executive Options”) pursuant to the 2008 Stock Plan:

●	FDA Meeting Bonus Opportunities. Each executive was entitled to receive, and in April 2013 each executive received, a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, upon satisfaction of this milestone, the executives became entitled to 3,496 of the Executive Options, of which 2,360 shares vested and became exercisable as of September 25, 2013, the grant date, and the remaining 1,136 shares vesting ratably in 36 equal monthly installment beginning on September 30, 2013.

●	Clinical Trial Funding Commitment Bonus Opportunities. Each executive was entitled to receive a one-time cash bonus of $75,000 upon our receipt of a commitment by a third party to fund a Phase 2 or later clinical trial; provided, however, that no such bonus would be paid at any time the Company had less than $2,000,000 in available cash. In addition, upon the satisfaction of this milestone, 35% of 10,489 shares of the Executive Options would vest and become exercisable, with the balance of the 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. The board of directors determined that this milestone was satisfied; accordingly, each executive received a bonus of $75,000, which was recognized in general and administrative expenses in the statements of operations for the year ended December 31, 2015. In addition, 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vesting ratably on a monthly basis beginning July 31, 2015.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Fundraising Bonus Opportunities. Each executive was entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus would be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) would be paid at any time the Company had less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of the Executive Options would vest and become exercisable, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of the Executive Options would vest and become exercisable, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. The board of directors determined that this milestone as described in subsection (ii) above was satisfied upon the closing of the initial public offering on June 29, 2015, raising approximately $17.4 million, net of offering costs; accordingly, each executive received a bonus of $150,000 which was recognized in general and administrative expenses in the statements of operations for the year ended December 31, 2015. In addition, 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015.

●	License Event Bonus Opportunities. Each executive was entitled to receive the following bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by the Company from time to time during the term of the Compensation Plan by and/or any option to exclusively license such product candidate to a third party (referred to under the Compensation Plan as a “License Event”) with a minimum upfront payment to the Company of $2,000,000:

●	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined in the Compensation Plan) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon our receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Options will vest and become exercisable, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

●	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined in the Compensation Plan); provided, however that no such bonus may be paid at any time the Company has less than $1,000,000 in available cash. In addition, upon our receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2014, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. Effective June 17, 2015, the Company effected a 1-for-7.15 reverse stock split. All common share amounts and per share amounts reflected in these unaudited condensed financial statements and notes to unaudited condensed financial statements have been adjusted to reflect that reverse stock split. The Company amended and restated its Certificate of Incorporation on June 29, 2015 (the “Amended Certificate”) and reduced the authorized shares of the Company’s common stock to 25,000,000 with a par value of $0.001 per share.

As of June 30, 2016, the Company had a total of 8,584,661 shares of common stock issued and outstanding.

Initial Public Offering

On June 29, 2015, the Company closed its initial public offering, selling 4,000,000 shares of the Company’s common stock at an initial public offering price of $5.00 per share, for aggregate gross proceeds to the Company of $20 million. The Company paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering, and approximately $1 million of other expenses in connection with the offering. The underwriters paid an aggregate purchase price of $100 for warrants to purchase 160,000 shares of the Company’s common stock, representing 4.0% of the initial public offering shares, at an exercise price of $6.25 per share, which equaled 125.0% of the initial public offering price. The warrants were exercisable on June 29, 2016 and expire on June 29, 2020. Effective prior to the closing of the initial public offering, the Company converted all of its outstanding shares of Series A-1, Series A-2, Series A-3, Series B, and Series C preferred into an aggregate of 3,322,652 shares of the Company’s common stock.

Common Stock Purchase Agreement

On December 18, 2015, the Company entered into a common stock purchase agreement (the “Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company, (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of the Company’s shares of common stock over the approximately 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 188,864 shares of the Company’s common stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares were capitalized and recorded as a reduction of additional paid-in capital. Upon execution of the Purchase Agreement, the Company agreed to sell to Aspire Capital 500,000 shares of common stock (the “Initial Purchase Shares”) at $2.00 per share for proceeds of $1.0 million.

The Company may sell an additional 888,835 shares of common stock to Aspire Capital in the future pursuant to the terms of the Purchase Agreement. On any trading day on which the closing sale price of the Company’s common stock exceeds $0.50, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per trading day, for up to $9.0 million of the Company’s common stock in the aggregate at a per share price, calculated by reference to the prevailing market price of the Company’s common stock (as provided in the Purchase Agreement).

Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, as amended (the “Registration Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), the sale of the shares of its common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On December 31, 2015, the Company filed a registration statement on Form S-1 (File No. 333-208818) pursuant to the terms of the Registration Agreement, which registration statement was declared effective on February 11, 2016.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to the Amended Certificate, the Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share. Prior to the Amended Certificate and as of December 31, 2014, the Company was authorized to issue 7,200,000 shares, 1,687,500 shares, 4,220,464 shares, 7,658,182 shares, and 4,500,000 shares of Series A-1, Series A-2, Series A-3, Series B, and Series C preferred stock, respectively, with a par value of $0.001 per share.

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

Dividends. The holders of outstanding shares of preferred stock were entitled to receive dividends, when, as and if declared by the Company’s board of directors. The annual dividend rate was $0.00556 per share for the Series A-1 preferred stock, $0.032 per share for the Series A-2 preferred stock, $0.04957 per share for the Series A-3 preferred stock, $0.09524 per share for the Series B preferred stock, and $0.104 for Series C preferred stock (subject to adjustment). The right to receive dividends on shares of Series B preferred stock was cumulative and the dividends accrue to holders of Series B preferred stock whether or not dividends are declared or paid in a calendar year. Undeclared dividends in arrears for the Series B preferred stock was approximately $2 million as of June 29, 2015. The right to receive dividends on shares of Series A and Series C preferred stock was not cumulative and no right to such dividends accrued to holders of Series A or Series C preferred stock.

Liquidations. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B and Series C preferred stockholders were entitled to receive an amount per share equal to the sum of the original purchase price of $1.19 plus all cumulative but unpaid dividends for Series B, and $1.30 for Series C. If upon the liquidation, the available assets were insufficient to permit payments to Series B and Series C holders, the entire assets legally available would have been distributable on a pro rata basis among the holders in proportion to the full amounts they would have otherwise been entitled to receive. Upon the completion of the distribution to the holders of the Series B and Series C preferred stock, the holders of the Series A preferred stock would have been entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of all other capital stock by reason of their ownership of such stock, an amount per share equal to the sum of the original issue price per share of $0.07, $0.40, and $0.62 for Series A-1, Series A-2, and Series A-3 preferred stock, respectively, plus any accrued but unpaid dividends on the preferred stock. Any remaining assets would have been distributed pro rata among the preferred and common shareholders.

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

The Company converted these shares into an aggregate of 205,593 shares of common stock upon the closing of the initial public offering.

NOTE 7 — WARRANTS

The following represents a summary of the warrants outstanding at June 30, 2016 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2015	578,323	$8.45
Granted	—	$—
Exercised/Expired/Forfeited	—	$—
Outstanding at June 30, 2016	578,323	$8.45
Exercisable at June 30, 2016	578,323	$8.45

NOTE 8 — STOCK-BASED COMPENSATION

Terms of the Company’s share-based compensation are governed by the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”). The Plans permit the Company to grant non-statutory stock options, incentive stock options and other equity awards to the Company’s employees, outside directors and consultants; however, incentive stock options may only be granted to the Company’s employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Plan.

On June 3, 2016, the stockholders of the Company approved an amendment to the 2015 Plan at the 2016 Annual Meeting of Stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 475,000 shares of common stock. As of June 30, 2016, the aggregate number of shares of common stock available for issuance under the 2015 Plan, as amended, was 635,448.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The exercise price for options issued under the Plans is determined by the board of directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2015 Plan, as amended, will vest as determined by the board of directors but will not exceed a ten-year period.

Options Issued to Directors and Employees as Compensation

Pursuant to the terms of the Plans, from inception to December 31, 2015, the Company issued options to purchase an aggregate of 2,026,712 shares to its executive officers and employees and non-employee directors for their services on the board of directors and its committees. Of these, 124,064 options were expired or exercised and 1,902,648 options remain outstanding as of December 31, 2015. The exercise prices of these option grants, as determined by the Company’s board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

During the six months ended June 30, 2016, the Company granted an aggregate of 20,000 non-qualified 10-year term options to purchase shares of the Company’s common stock to its employees. Of these, 10,000 options were forfeited and a total of 1,912,648 options issued to executive officers, non-executive employees and non-employee directors remain outstanding as of June 30, 2016. The exercise prices of these option grants, as determined by the Company’s board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

The Company recognized stock-based compensation expense for these services within general and administrative expense in the accompanying unaudited condensed statements of operations of approximately $329,000 and $880,000 for the three months ended June 30, 2016 and 2015, respectively and $707,000 and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was approximately $1.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

Options Issued to Nonemployees for Services Received

The Company has issued options to purchase an aggregate of 110,573 shares of the Company’s common stock since inception to December 31, 2015 to non-employee consultants under the Plans. Of these, 74,687 options were forfeited or exercised, and 35,886 options remain outstanding as of December 31, 2015.

During the six months ended June 30, 2016, the Company granted an aggregate of 7,000 non-qualified 10-year term options to purchase shares of the Company’s common stock to its nonemployee contractors and 7,657 options were forfeited or exercised. As of June 30, 2016, a total of 35,229 options issued to nonemployees remain outstanding. The exercise prices of the outstanding options, as determined by the Company’s board of directors, range from $0.72 to $2.25 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,272 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. The option granted to the consultant in March 2011, vested 25% on the date of grant with the remaining shares vesting monthly in equal installments over 36 months.

The Company recognized stock-based compensation expense for these services of approximately $2,600 and $600 for the three months ended June 30, 2016 and 2015, respectively, and approximately $2,700 and $700 for the six months ended June 30, 2016 and 2015, respectively, within research and development expense in the accompanying unaudited condensed statements of operations.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock price volatility	54.75% - 56.33%	65.06% - 67.08%	54.75% - 59.03%	51.45% - 67.08%
Risk-free interest rate	1.29% - 1.66%	1.79% - 2.07%	1.29% - 1.78%	0.77% - 2.07%
Term of options	10	10	10	10
Stock price	$1.53 - $1.65	$5.86	$1.13 - $1.65	$5.86

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. As the Company’s common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Stock-based Compensation Summary Tables

Information regarding the Company’s stock option grants to the Company’s employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

Grant Date	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Share of Common Stock	Intrinsic Value Per Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.03	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86 - $13.23	$5.86	$0.00
2015	34,000	$2.25	$2.25	$0.00
2016	27,000	$1.39	$1.39	$1.13 - $1.53

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following represents a summary of the options granted to employees and non-employees that are outstanding at June 30, 2016 and changes during the period then ended:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,938,534	$7.081
Granted	27,000	1.390
Exercised/Expired/Forfeited	(17,657)	(1.390)
Outstanding at June 30, 2016	1,947,877	$7.054
Exercisable at June 30, 2016	877,428	$5.413
Expected to be vested	1,070,449	$8.400

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

We have incurred net losses in each year since our inception, including net losses of approximately $7.3 million for the six months ended June 30, 2016. We had an accumulated deficit of approximately $34.4 million as of June 30, 2016. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for RP-G28. Our research and development expenses consist primarily of:

●	fees paid to consultants and clinical research organizations (“CROs”), including in connection with our nonclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;

●	costs related to acquiring and manufacturing clinical trial materials;

●	depreciation of equipment, computers and furniture and fixtures;

●	costs related to compliance with regulatory requirements; and

●	overhead expenses for personnel in research and development functions.

From inception through June 30, 2016, we have incurred approximately $10.8 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

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

Critical Accounting Policies and Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our significant accounting policies as of and for the six months ended June 30, 2016, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

While our significant accounting policies are more fully described in Note 3 to the financial statements included in this Quarterly Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Stock-based Compensation

In June 2015, we adopted a new equity incentive plan (the “2015 Equity Incentive Plan”), to replace our prior 2008 Stock Plan and 2009 Stock Plan. Terms of our share-based compensation are governed by the 2015 Equity Incentive Plan (the “2105 Plan”), 2009 Stock Plan and 2008 Stock Plan (collectively, the “Plans”). The Plans permit us to grant non-statutory stock options, incentive stock options and other equity awards to our employees, outside directors and consultants; however, incentive stock options may only be granted to our employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Plan.

On June 3, 2016, our stockholders approved an amendment to the 2015 Plan at the 2016 Annual Meeting of Stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Equity Incentive Plan by 475,000 shares of common stock. As of June 30, 2016, the aggregate number of shares of common stock available for issuance under the 2015 Plan, as amended, was 635,448.

The exercise price for options issued under the 2015 Plan is determined by our board of directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans shall vest as determined by our board of directors but shall not exceed a ten-year period.

Options Issued to Directors and Employees as Compensation

Pursuant to the terms of the Plans, from inception to December 31, 2015, we issued options to purchase an aggregate of 2,026,712 shares to our executive officers and employees and non-employee directors for their services on the board of directors and its committees. Of these, 124,064 options were expired or exercised and 1,902,648 options remain outstanding as of December 31, 2015. The exercise prices of these option grants, as determined by our board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

During the six months ended June 30, 2016, we granted an aggregate of 20,000 non-qualified 10-year term options to purchase shares of our common stock to our employees. Of these, 10,000 options were forfeited and a total of 1,912,648 options issued to executive officers, non-executive employees and non-employee directors remain outstanding as of June 30, 2016. The exercise prices of these option grants, as determined by our board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

We recognized stock-based compensation expense for these services within general and administrative expense in the unaudited condensed statements of operations in this Quarter Report of approximately $329,000 and $880,000 for the three months ended June 30, 2016 and 2015, respectively, and $707,000 and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was approximately $1.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

Options Issued to Nonemployees for Services Received

We issued options to purchase an aggregate of 110,573 shares of our common stock since inception to December 31, 2015 to non-employee consultants under the Plans. Of these, 74,687 options were forfeited or exercised, and 35,886 options remained outstanding as of December 31, 2015.

During the six months ended June 30, 2016, we granted an aggregate of 7,000 non-qualified 10-year term options to purchase shares of our common stock to our nonemployee contractors and 7,657 options were forfeited or exercised. As of June 30, 2016, a total of 35,229 options issued to nonemployees remain outstanding. The exercise prices of the outstanding options, as determined by our board of directors, range from $0.72 to $2.25 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,272 shares granted to a consultant, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal installments over 36 months. An option granted to a consultant in March 2011, vested 25% on the date of grant with the remaining shares vesting monthly in equal installments over 36 months.

We recognized stock-based compensation expense for these services of approximately $2,600 and $600 for the three months ended June 30, 2016 and 2015, respectively, and approximately $2,700 and $700 for the six months ended June 30, 2016 and 2015, respectively, within research and development expense in the unaudited condensed statements of operations in this Quarterly Report.

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

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock price volatility	54.75% - 56.33%	65.06% - 67.08%	54.75% - 59.03%	51.45% - 67.08%
Risk-free interest rate	1.29% - 1.66%	1.79% - 2.07%	1.29% - 1.78%	0.77% - 2.07%
Term of options	10	10	10	10
Stock price	$1.53 - $1.65	$5.86	$1.13 - $1.65	$5.86

●	Expected dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected stock-price volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

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

Stock-based Compensation Summary Tables

Information regarding our stock option grants to our employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

Grant Date	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Share of Common Stock	Intrinsic Value Per Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.03	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86 - $13.23	$5.86	$0.00
2015	34,000	$2.25	$2.25	$0.00
2016	27,000	$1.39	$1.39	$1.13 - $1.53

The following represents a summary of the options granted to our employees and non-employees that are outstanding at June 30, 2016 and changes during the period then ended:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,938,534	$7.081
Granted	27,000	1.390
Exercised/Expired/Forfeited	(17,657)	(1.390)
Outstanding at June 30, 2016	1,947,877	$7.054
Exercisable at June 30, 2016	877,428	$5.413
Expected to be vested	1,070,449	$8.400

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$2,880,574	$47,977	$2,832,597	5,904%
Patent costs	68,616	50,148	18,468	37%
General and administrative	1,206,943	2,001,706	(794,763)	(40%)
Total operating costs and expenses	4,156,133	2,099,831	2,056,302	98%
Loss from operations	(4,156,133)	(2,099,831)	(2,056,302)	(98%)
Other income
Interest income	16,661	2,101	14,560	693%
Total other income	16,661	2,101	14,560	693%
Net loss	$(4,139,472)	$(2,097,730)	$(2,041,742)	(97%)

Research and Development Expenses

The $2.8 million, or 5,904%, increase in research and development expenses during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to $2.1 million in fee expenses to our third-party clinical research organization as part of our Phase 2b/3 clinical trial for RP-G28 that was initiated in March 2016, with the remaining increase due to costs relating to manufacturing clinical trial materials and fees paid to consultants related to the clinical trial. We had limited operating expenses related to research and development activities during the three months ended June 30, 2015.

Patent Costs

The approximate $18,000, or 37%, increase in patent costs during the three months ended June 30, 2016 as compared to the same period in 2015 was mainly due to overall timing of continued maintenance of patent rights, the prosecution of patents and the application for the issuance of patents. During the three months ended June 30, 2016, U.S. Patent No. 9,370,532 was issued by the U.S. Patent & Trademark Office. This patent covers methods for treating symptoms associated with lactose intolerance and for overall improvement in gastrointestinal health. Subject to the payment of maintenance fees, this patent will remain in force until 2030.

General and Administrative Expenses

General and administrative expenses were approximately $1.2 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in general and administrative expenses of approximately $0.8 million, or 40%, was primarily due to higher stock-based compensation expense and an increase in expenses related to the closing of our initial public offering during the three months ended June 30, 2015 as compared to the same 2016 period. Partially offsetting the decrease in stock-based compensation for the three months ended June 30, 2016, was an increase in headcount and higher costs of operating as a public company.

Other Income

Interest income was approximately $17,000 and $2,000 for the three months ended June 30, 2016 and 2015, respectively. The increase of approximately $15,000, or 693%, during the three months ended June 30, 2016 was primarily due to interest earned on increased cash balances resulting from the net proceeds of our initial public offering.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	For the Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$4,763,422	$79,555	$4,683,867	5,888%
Patent costs	100,980	112,423	(11,443)	(10%)
General and administrative	2,441,961	3,304,152	(862,191)	(26%)
Total operating costs and expenses	7,306,363	3,496,130	3,810,233	109%
Loss from operations	(7,306,363)	(3,496,130)	(3,810,233)	(109%)
Other income
Interest income	37,227	4,305	32,922	765%
Other income	1,214	7,091	(5,877)	(83%)
Total other income	38,441	11,396	27,045	237%
Net loss	$(7,267,922)	$(3,484,734)	$(3,783,188)	(109%)

Research and Development Expenses

The $4.7 million, or 5,888%, increase in research and development expenses during the six months ended June 30, 2016 as compared to the same period in 2015 was mainly attributable to $3.6 million in fees to our third-party CRO as part of our Phase 2b/3 clinical trial for RP-G28 that was initiated in March 2016. Also contributing to the increase was $0.8 million relating to the manufacture of clinical trial materials with the remaining $0.3 million increase due to fees paid to consultants related to the clinical trial. We had limited operating expenses related to research and development activities during the six months ended June 30, 2015.

Patent Costs

The approximate $11,000, or 10%, decrease in patent costs during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily the result of increased costs associated with the transition to a new service provider during the six months ended in June 30, 2015. Overall timing of the issuance of patents, as well as the continued maintenance of patent rights and the prosecution of patents also impact costs. During the six months ended June 30, 2016, three patents were issued - U.S. Patent Nos. 9,200,303, 9,226,933 and 9,370,532.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in general and administrative expenses of approximately $0.9 million, or 26%, was primarily due to higher stock-based compensation expense of approximately $1.0 million and higher expenses associated with the initial public offering during the six months ended June 30, 2015, partially offset with an increase in headcount and increased costs of operating as a public company during the six months ended June 30, 2016.

Other Income

Interest income was approximately $37,000 and $4,000 for the six months ended June 30, 2016 and 2015, respectively. The increase of approximately $33,000, or 765%, during the six months ended June 30, 2016 was primarily due to interest earned on increased cash balances resulting from the net proceeds of our initial public offering.

Other income was approximately $1,000 and $7,000 for the six months ended June 30, 2016 and 2015, respectively. The decrease of $6,000, or 83%, was a result of a gain on the settlement of accounts payable during the six months ended June 30, 2015 that was not realized during the six months ended June 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of June 30, 2016, we had an accumulated deficit of approximately $34.4 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At June 30, 2016, we had working capital of $8.1 million, and cash of $10.8 million. We have not generated any product revenues and have not achieved profitable operations.

Aspire Capital Financing Arrangement

On December 18, 2015, we entered into a common stock purchase agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 30-month term of the Aspire Purchase Agreement. Upon execution of the Aspire Purchase Agreement, we sold 500,000 shares of common stock to Aspire Capital at $2.00 per share for proceeds of $1.0 million. We may sell an additional 888,835 shares of common stock to Aspire Capital in the future pursuant to the terms of the Aspire Purchase Agreement.

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

In addition, on any date on which we submit a Purchase Notice for 100,000 shares to Aspire Capital and the closing sale price of our stock is equal to or greater than $0.50 per share of common stock, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each a “VWAP Purchase Notice”), directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on the Nasdaq Capital Market on the next trading day, subject to a maximum number of shares we may determine, and a minimum trading price (as more specifically described below). The purchase price per share pursuant to such VWAP Purchase Notice is calculated by reference to the prevailing market price of our common stock (as provided in the Aspire Purchase Agreement).

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(5,041,994)	$(893,879)
Investing activities	(8,063)	―
Financing activities	2,130	17,805,625
Net (decrease) increase in cash	$(5,047,927)	$16,911,746

Operating Activities

Net cash used in operating activities of approximately $5.0 million during the six months ended June 30, 2016 reflects our net loss of approximately $7.3 million, partially offset by stock-based compensation of approximately $707,000, a decrease in prepaid expenses of approximately $123,000, and an increase in accounts payable and accrued expenses of approximately $1.1 million and $318,000, respectively.

Net cash used in operating activities of approximately $894,000 during the six months ended June 30, 2015 was primarily a result of our net loss of approximately $3.5 million, partially offset by stock-based compensation of approximately $1.7 million, an approximate decrease in prepaid expenses of $15,000, an increase in accounts payable of approximately $306,000 and an increase in accrued expenses of approximately $591,000.

Investing Activities

Net cash used in investing activities of approximately $8,000 during the six months ended June 30, 2016 was related to the purchase of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $2,000 during the six months ended June 30, 2016 resulted from net proceeds received from the exercise of options for common stock.

Net cash provided by financing activities during the six months ended June 30, 2015 of approximately $17.8 million was attributable to the net proceeds received upon closing of our initial public offering, selling 4 million shares of our common stock partially offset by commissions and issuance costs of approximately $2.2 million.

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

Off-Balance Sheet Arrangements

Through June 30, 2016, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2016 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, proceeds from the initial public offering have been used to fund our Phase 2b/3 trials and product development, including a $0.8 million payment to exercise an option with a research and development supplier and payment of approximately $3.6 million to our CRO, pursuant to a master services agreement. A portion of the proceeds ($227,250) was used to pay the annual bonuses earned by Andrew and Ira Ritter for 2015, based upon the achievement of specific performance goals, pursuant to the terms of their respective offer letters. Remaining proceeds from the initial public offering are expected to be spent to support continued research and development efforts, general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	06/06/2016

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 8, 2016	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Michael D. Step
	Name:	Michael D. Step
	Title:	Chief Executive Officer

