Form 10-Q
period 2016-09-30
RITTER PHARMACEUTICALS INC
filed 2016-11-07
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 1, 2016, there were 10,730,362 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,452,128	$15,819,566
Prepaid expenses	246,228	189,136
Total current assets	8,698,356	16,008,702

Other assets	10,326	10,326
Property and equipment, net	24,857	20,688
Total Assets	$8,733,539	$16,039,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,870,379	$739,357
Accrued expenses	907,934	614,141
Other liabilities	14,064	1,223
Total current liabilities	3,792,377	1,354,721

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 8,592,912 and 8,582,004 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	8,593	8,582
Additional paid-in capital	42,809,504	41,759,355
Accumulated deficit	(37,876,935)	(27,082,942)
Total stockholders’ equity	4,941,162	14,684,995

Total Liabilities and Stockholders’ Equity	$8,733,539	$16,039,716

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating costs and expenses:
Research and development	$2,348,755	$1,505,116	$7,112,177	$1,584,086
Patent costs	98,908	47,611	199,888	160,033
General and administrative	1,091,647	1,555,938	3,533,608	4,860,676
Total operating costs and expenses	3,539,310	3,108,665	10,845,673	6,604,795
Operating loss	(3,539,310)	(3,108,665)	(10,845,673)	(6,604,795)

Other income:
Interest income	13,239	18,853	50,466	23,157
Other income	—	9,590	1,214	16,682
Total other income	13,239	28,443	51,680	39,839
Net loss	$(3,526,071)	$(3,080,222)	$(10,793,993)	$(6,564,956)
Cumulative preferred stock dividends	—	—	—	(327,569)
Accretion of discount on Series C preferred stock	—	—	—	(63,283)
Net loss applicable to common shareholders	$(3,526,071)	$(3,080,222)	$(10,793,993)	$(6,955,808)
Net loss per common share ― basic and diluted	$(0.41)	$(0.40)	$(1.26)	$(2.35)
Weighted-average common shares outstanding — basic and diluted	8,585,406	7,792,050	8,584,442	2,961,263

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(10,793,993)	$(6,564,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,894	1,022
Stock-based compensation	1,041,656	2,432,045
Prepaid forward sale to supplier	—	416,000
Changes in operating assets and liabilities:
Prepaid expenses	(57,092)	(251,251)
Accounts payable	2,131,022	(246,644)
Accrued expenses	293,793	(86,087)
Other liabilities	12,841	(2,698)
Net cash used in operating activities	(7,367,879)	(4,302,569)

Cash flows from investing activities
Purchases of property and equipment	(8,063)	(10,100)
Net cash used in investing activities	(8,063)	(10,100)

Cash flows from financing activities
Proceeds from exercise of options on common stock	8,504	4,537
Proceeds from issuance of shares upon closing of initial public offering	—	20,000,000
Commissions and issuance costs of initial public offering	—	(2,194,375)
Net cash provided by financing activities	8,504	17,810,162

Net (decrease) increase in cash and cash equivalents	(7,367,438)	13,497,493

Cash and cash equivalents at beginning of period	15,819,566	2,747,248
Cash and cash equivalents at end of period	$8,452,128	$16,244,741

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$72,112	$—
Supplemental disclosure of noncash financing activities
Accrual of commissions and issuance costs of initial public offering	$—	$213,561
Deferred offering costs reclassified to additional paid-in capital	$—	$665,603
Conversion of all outstanding preferred stock into common stock	$—	$8,888
Conversion of all outstanding preferred stock subject to redemption into common stock	$—	$16,594,464
Common stock subject to repurchase	$—	$180
Cumulative preferred stock dividends	$—	$327,569
Accretion of discount on Series C preferred stock	$—	$63,283

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

The accompanying interim period unaudited condensed financial statements have also been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed balance sheet as of September 30, 2016, the condensed statements of operations for the three and nine months ended September 30, 2016 and 2015, and the condensed statements of cash flows for the nine months ended September 30, 2016 and 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2015 has been derived from audited financial statements included in the Annual Report on Form 10-K filed with the SEC on March 21, 2016. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. At September 30, 2016, the Company had working capital of approximately $4.9 million, an accumulated deficit of approximately $37.9 million, and cash and cash equivalents of approximately $8.5 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the operations of the Company have been funded through the sale of common shares, preferred shares and convertible debt. Management cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that could impact the Company’s ability to conduct business. If the Company is not able to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of RP-G28 or some other future product candidate; (ii) seek collaborators for RP-G28 or some other future product candidate at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; (iii) relinquish or otherwise dispose of rights to intellectual property, RP-G28 or other products that the Company may seek to develop or commercialize.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended September 30, 2016, as compared with the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Cash and Cash Equivalents

Cash consists of amounts held in a financial institution and consists of immediately available fund balances. The funds are maintained at a stable financial institution, generally at amounts in excess of federally insured limits. As of September 30, 2016 and December 31, 2015, approximately $8.2 million and approximately $15.6 million, respectively, in cash and cash equivalents were uninsured. The Company has not experienced any loss on deposits of cash and cash equivalents to date.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for under the existing guidance for operating leases today. Topic 842 supersedes the previous lease standard, Topic 840 Leases. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

On March 30, 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Among other things, ASU 2016-09 requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense or benefit. ASU 2016-09 also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities in the statement of cash flows. The guidance is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company does not expect the adoption of this standard to have any impact on the Company’s financial statements.

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

Other accounting standards updates effective after September 30, 2016 are not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	September 30, 2016	December 31, 2015
Computer equipment	5 years	$10,274	$9,696
Furniture and fixtures	7 years	23,325	15,840
Total property and equipment		33,599	25,536
Accumulated depreciation		(8,742)	(4,848)
Property and equipment, net		$24,857	$20,688

Depreciation expense of approximately $1,300 and $400 was recognized for the three months ended September 30, 2016 and 2015, respectively, and approximately $3,900 and $1,000 was recognized for the nine months ended September 30, 2016 and 2015, respectively, and classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In consideration for RSM entering into the Amended Supply Agreement, the Company issued 100,000 shares of its common stock, par value $0.001 per share (the “RSM Shares”), to RSM on November 30, 2015. Fair value of these shares totaling $416,000 was recognized in stockholders’ equity in the Company’s balance sheet as of December 31, 2015. The stock purchase agreement includes a lock-up agreement by RSM in favor of the Company pursuant to which RSM will not be allowed to sell the RSM Shares for a period ending on the earlier of (i) the public release by the Company of the final results of its Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of the Company’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) for the fiscal quarter in which the Company receives the results of its Phase 2b/3 clinical trial of RP-G28.

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

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $28,700 and $15,000 for the three months ended September 30, 2016 and 2015, respectively, and $86,200 and $44,500 for the nine months ended September 30, 2016 and 2015, respectively, and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

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

Their respective offer letters provide that Andrew Ritter is entitled to an annual base salary of $310,000 and Ira Ritter is entitled to an annual base salary of $295,000. In accordance with his offer letter, Andrew Ritter also became entitled to receive up to $180,000 payable over a three-year period for tuition reimbursement which has been paid as of September 30, 2016. $75,000 was recognized as tuition reimbursement in general and administrative expenses in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2016.

Additionally, under the terms of their Executive Severance and Change in Control Agreements, also effective on June 29, 2015, each of Andrew Ritter and Ira Ritter is entitled to receive certain payments in the event their employment is terminated under certain scenarios.

Pursuant to their respective offer letters, Andrew Ritter and Ira Ritter each have the opportunity to earn an annual bonus based upon a percentage of their base salary and the achievement of specific performance as determined by the Company. The initial target bonus opportunities are 40% and 35% of the base salary for Andrew Ritter and Ira Ritter, respectively. The board of directors determined that the specific performance requirements were met for fiscal year 2015 and accordingly, Andrew Ritter received 40% of his base salary, or $124,000 and Ira Ritter received 35% of his base salary, or $103,250. These bonus payments were recognized in general and administrative expense in the statements of operations for the nine months ended September 30, 2015.

Pursuant to the Compensation Plan, as in effect prior to entering into their offer letters, Andrew Ritter and Ira Ritter had bonus opportunities to, upon the satisfaction of the events described below, each potentially receive the following cash payments and each potentially receive the following options to purchase up to 48,951 shares of the Company’s common stock (the “Executive Options”) pursuant to the 2008 Stock Plan:

●	FDA Meeting Bonus Opportunities. Each executive was entitled to receive, and in April 2013 each executive received, a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, upon satisfaction of this milestone, the executives became entitled to 3,496 of the Executive Options, of which 2,360 shares vested and became exercisable as of September 25, 2013, the grant date, and the remaining 1,136 shares vesting ratably in 36 equal monthly installment beginning on September 30, 2013.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	FDA Meeting Bonus Opportunities. Each executive was entitled to receive, and in April 2013 each executive received, a one-time cash bonus of $10,000 for a milestone associated with meeting with the FDA regarding RP-G28’s path to FDA approval. In addition, upon satisfaction of this milestone, the executives became entitled to 3,496 of the Executive Options, of which 2,360 shares vested and became exercisable as of September 25, 2013, the grant date, and the remaining 1,136 shares vesting ratably in 36 equal monthly installment beginning on September 30, 2013.

●	Clinical Trial Funding Commitment Bonus Opportunities. Each executive was entitled to receive a one-time cash bonus of $75,000 upon our receipt of a commitment by a third party to fund a Phase 2 or later clinical trial; provided, however, that no such bonus would be paid at any time the Company had less than $2,000,000 in available cash. In addition, upon the satisfaction of this milestone, 35% of 10,489 shares of the Executive Options would vest and become exercisable, with the balance of the 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. The board of directors determined that this milestone was satisfied; accordingly, each executive received a bonus of $75,000, which was recognized in general and administrative expenses in the statements of operations for the nine months ended September 30, 2015. In addition, 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vesting ratably on a monthly basis beginning July 31, 2015.

●	Fundraising Bonus Opportunities. Each executive was entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus would be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) would be paid at any time the Company had less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of the Executive Options would vest and become exercisable, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of the Executive Options would vest and become exercisable, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. The board of directors determined that this milestone as described in subsection (ii) above was satisfied upon the closing of the initial public offering on June 29, 2015, raising approximately $17.4 million, net of offering costs; accordingly, each executive received a bonus of $150,000 which was recognized in general and administrative expenses in the statements of operations for the nine months ended September 30, 2015. In addition, 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015.

●	License Event Bonus Opportunities. Each executive was entitled to receive the following bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by the Company from time to time during the term of the Compensation Plan by and/or any option to exclusively license such product candidate to a third party (referred to under the Compensation Plan as a “License Event”) with a minimum upfront payment to the Company of $2,000,000:

○	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined in the Compensation Plan) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon our receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Options will vest and become exercisable, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

○	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined in the Compensation Plan); provided, however that no such bonus may be paid at any time the Company has less than $1,000,000 in available cash. In addition, upon our receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Options will vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

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

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2014, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. Effective June 17, 2015, the Company effected a 1-for-7.15 reverse stock split. All common share amounts and per share amounts reflected in these unaudited condensed financial statements and notes to unaudited condensed financial statements have been adjusted to reflect the reverse stock split. The Company amended and restated its Certificate of Incorporation on June 29, 2015 (the “Amended Certificate”) and reduced the authorized shares of the Company’s common stock to 25,000,000 with a par value of $0.001 per share.

As of September 30, 2016, the Company had a total of 8,592,912 shares of common stock issued and outstanding.

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

October 2016 Public Offering

On October 31, 2016, the Company closed a public offering, selling 2,127,660 shares of the Company’s common stock at a price to the public of $2.35 per share, for aggregate gross proceeds to the Company of approximately $5.0 million. The Company paid to the underwriters underwriting discounts and commissions of approximately $0.4 million in connection with the offering, and approximately $0.2 million of other expenses in connection with the offering.

The Company granted the underwriters a 30-day option to purchase up to an additional 212,766 shares of common stock to cover over-allotments, if any. If the underwriters exercise the option in full, the total underwriting discounts and commissions payable by the Company will be approximately $0.4 and the total proceeds to the Company, before expenses, will be approximately $5.1 million.

This offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-213087), which was declared effective by the SEC on August 23, 2016. The shelf registration statement allows the Company to issue, from time to time at prices and on terms to be determined at or prior to the time of an offering, up to $150,000,000 of any combination of an indeterminate number of shares of common stock, an indeterminate number of shares of preferred stock, an indeterminate principal amount of debt securities, an indeterminate number of warrants, rights and purchase contracts to purchase common stock or debt securities, and an indeterminate number of units. If any debt securities are issued at an original issue discount, then the offering price of such debt securities shall be in such greater principal amount as shall result in an aggregate offering price not to exceed $150,000,000, less the aggregate dollar amount of all securities previously issued hereunder. The securities registered also include such indeterminate number of shares of common stock and preferred stock that may be issued upon conversion or exchange of convertible or exchangeable securities being registered or pursuant to the anti-dilution provisions of any such securities.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The R&D Agreement between the Company and KPM and KPT, a Qualified High Technology Business within the meaning of Hawaii Revised Statutes, called for KPT to make a series of payments to the Company totaling $1,750,000 in exchange for the Company performing research and development activities in Hawaii for the benefit of KPT (referred to herein as the KP Research). The KP Research consisted of the initial phase of research, including the conduct of Phase II clinical trials in Hawaii for RP-G28. Pursuant to the terms of the R&D Agreement, the Company maintained ownership of the results of the Company’s ongoing research related to RP-G28, but KPT maintained ownership of the results of the KP Research. Inventions, developments and improvements arising out of the KP Research were owned by KPT. Under the terms of the R&D Agreement, the Company would bear any costs involved in obtaining patents for any inventions, developments or improvements resulting from the Research Project. In exchange for the irrevocable, perpetual, exclusive, worldwide right and license to the results of the KP Research, as they are generated under this R&D Agreement, the Company agreed to pay a quarterly royalty payment to KPT of $32,000 commencing March 31, 2015 and continuing through December 31, 2035 or until such time as the KPM put or call option (as described below) was exercised. On March 26, 2015, the Company exercised the KPM put option and issued 1,469,994 shares of Series B preferred stock to KPM, resulting in the full satisfaction of the Company’s obligation to make royalty payments to KPT. The Company converted these shares into an aggregate of 205,593 shares of common stock upon the closing if the Company’s initial public offering.

Option Agreement

Pursuant to the terms of the KPM Option Agreement, the Company had the right to put 1,469,994 shares of the Company’s Series B Preferred Stock (“Series B”) to KPM and KPM had the option to call the same amount of shares of Series B from the Company at any time after December 31, 2014. The number of shares was determined by dividing the $1,750,000 of payments made by KPT to the Company under the R&D Agreement by the Series B original issue price of $1.19. Exercise of the put or call option would result in full satisfaction of the Company’s obligation to make royalty payments to KPT under the R&D Agreement and KPT’s right, title and interest in the research conducted pursuant to the R&D Agreement would become the property of the Company. On March 26, 2015, the Company exercised its right to the KPM put option and issued 1,469,994 shares of Series B preferred stock to KPM. Pursuant to the terms of the KPM Option Agreement, this resulted in the full satisfaction of the Company’s obligation to make royalty payments to KPT under the R&D Agreement and also resulted in the termination of the R&D Agreement and all of KPT’s right, title and interest in and to the KP Research, which rights now belong to the Company.The Company converted these shares into an aggregate of 205,593 shares of common stock upon the closing of its initial public offering.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 — WARRANTS

The following represents a summary of the warrants outstanding at September 30, 2016 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2015	578,323	$8.45
Granted	—	$—
Exercised/Expired/Forfeited	—	$—
Outstanding at September 30, 2016	578,323	$8.45
Exercisable at September 30, 2016	578,323	$8.45

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

On June 3, 2016, the stockholders of the Company approved an amendment to the 2015 Plan at the 2016 Annual Meeting of Stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 475,000 shares of common stock. As of September 30, 2016, the aggregate number of shares of common stock available for issuance under the 2015 Plan, as amended, was 389,448.

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

During the nine months ended September 30, 2016, the Company granted an aggregate of 246,000 non-qualified 10-year term options to purchase shares of the Company’s common stock to its employees. Of these, 10,000 options were forfeited and a total of 2,158,648 options issued to executive officers, non-executive employees and non-employee directors remain outstanding as of September 30, 2016. The exercise prices of these option grants, as determined by the Company’s board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognized stock-based compensation expense related to these options for these services within general and administrative expense in the accompanying unaudited condensed statements of operations of approximately $333,000 and $752,000 for the three months ended September 30, 2016 and 2015, respectively, and $1.0 and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was approximately $2.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

On October 25, 2016, the Company’s board of directors granted 280,088 shares of common stock issuable upon exercise of options, consisting of 140,044 options to each of Andrew J. Ritter, the Founder and President, and Ira E. Ritter, the Executive Chairman and Chief Strategic Officer. The exercise price of these options is $2.60 per share, which reflects the Company’s closing price per share on October 25, 2016 (the date of grant). The options vest ratably over 48 months beginning on the date that the Company discloses top-line data of its current phase 2b/3 clinical trial.

Options Issued to Nonemployees for Services Received

The Company has issued options to purchase an aggregate of 110,573 shares of the Company’s common stock since inception to December 31, 2015 to non-employee consultants under the Plans. Of these, 74,687 options have been forfeited or exercised, and 35,886 options remain outstanding as of December 31, 2015.

During the nine months ended September 30, 2016, the Company granted an aggregate of 7,000 non-qualified 10-year term options to purchase shares of the Company’s common stock to its nonemployee contractors and 15,908 options were forfeited or exercised. As of September 30, 2016, a total of 26,978 options issued to nonemployees remain outstanding. The exercise prices of the outstanding options, as determined by the Company’s board of directors, range from $0.72 to $2.25 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,272 shares granted to a consultant in March 2011, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. The option granted to the consultant in March 2011, vested 25% on the date of grant with the remaining shares vesting monthly in equal installments over 36 months.

The Company recognized stock-based compensation expense related to these options for these services of approximately $1,800 and $100 for the three months ended September 30, 2016 and 2015, respectively, and approximately $4,500 and $700 for the nine months ended September 30, 2016 and 2015, respectively, within research and development expense in the accompanying unaudited condensed statements of operations.

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

Stock-based compensation expense to non-employees affects the Company’s research and development expenses.

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected dividend yield	0.00%	(1)	0.00%	0.00%
Expected stock price volatility	53.60% - 54.73%	(1)	53.60% - 59.03%	51.45% - 67.08%
Risk-free interest rate	1.29% - 1.71%	(1)	1.29% - 1.78%	0.77% - 2.07%
Term of options	10	(1)	10	10
Stock price	$1.27 - $1.68	(1)	$1.13 - $1.68	$5.86

(1)	During the three months ended September 30, 2015, the Company had no unvested options for non-employees and no new options were granted to employees or non-employees during the period.

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. As the Company’s common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Stock-based Compensation Summary Tables

Information regarding the Company’s stock option grants to the Company’s employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Grant Date	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Share of Common Stock	Intrinsic Value Per Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.03	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86 - $13.23	$5.86	$0.00
2015	34,000	$2.25	$2.25	$0.00
2016	273,000	$1.39 - $1.54	$1.39 - $1.54	$1.68

The following represents a summary of the options granted to employees and non-employees that are outstanding at September 30, 2016 and changes during the period then ended:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,938,534	$7.081
Granted	273,000	1.525
Exercised/Expired/Forfeited	(25,908)	1.131
Outstanding at September 30, 2016	2,185,626	$6.457
Exercisable at September 30, 2016	999,446	$5.606
Expected to be vested	1,186,180	$7.175

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

On October 17, 2016, we announced that the last patient has completed dosing and all monitoring visits in our Phase 2b/3 clinical trial of RP-G28 for the treatment of lactose intolerance. Topline results of the trial are expected to be announced in the first quarter of 2017. The Phase 2b/3 trial is a double-blind, placebo-controlled, three arm, multicenter study evaluating safety, efficacy and tolerability of two dosing regimens of RP-G28 in patients with moderate to severe lactose intolerance symptoms. Enrollment was initiated in March 2016 and completed in August 2016, achieving our projected enrollment time period. The study aims to evaluate a patient’s ability to consume dairy foods post-treatment with improved tolerance and reduced digestive symptoms. A total of 377 subjects were enrolled in the trial with 18 clinical sites participating throughout the United States. Patients underwent a 30-day treatment, followed by a 30-day post-treatment evaluation of dairy tolerance. A subset of subjects have been rolled into a 12-month extension study to evaluate long-term durability of treatment. The study will also evaluate each participant’s microbiome, expanding knowledge of the effects that RP-G28 may have on adapting the gut microbiota in a beneficial manner.

We have had communications with the FDA regarding our clinical program and regulatory path towards getting our product adequately studied and eventually approved. We intend to hold two meetings with the FDA in the near future about our Phase 2b/3 study, including a Type C meeting as well as an End of Phase 2 meeting, both of which the FDA has encouraged us to schedule. These meetings and communications are typical for development stage companies and include the clinical pathway, regulatory requirements, statistical plan and endpoints and similar matters.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception.

Prior to our initial public offering in June 2015, we funded our operations primarily through the private placement of preferred stock, common stock and promissory notes. We received aggregate net proceeds of approximately $17.4 million from our initial public offering in June 2015, after deducting underwriting discounts and commissions and offering expenses.

We have incurred net losses in each year since our inception, including net losses of approximately $10.8 million for the nine months ended September 30, 2016. We had an accumulated deficit of approximately $37.9 million as of September 30, 2016. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

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

From inception through September 30, 2016, we have incurred approximately $13.1 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

The successful development of RP-G28 and any future product candidate is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of RP-G28 or to develop any future product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

●	future clinical trial results; and

●	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Critical Accounting Policies and Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our significant accounting policies as of and for the nine months ended September 30, 2016, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

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

Stock-based Compensation

In June 2015, we adopted a new equity incentive plan (the “2015 Plan”), to replace our prior 2008 Stock Plan and 2009 Stock Plan. Terms of our share-based compensation are governed by the 2015 Plan, 2009 Stock Plan and 2008 Stock Plan (collectively, the “Plans”). The Plans permit us to grant non-statutory stock options, incentive stock options and other equity awards to our employees, outside directors and consultants; however, incentive stock options may only be granted to our employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. However, to the extent awards under the 2008 Stock Plan or 2009 Stock Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Plan.

On June 3, 2016, our stockholders approved an amendment to the 2015 Plan at the 2016 Annual Meeting of Stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 475,000 shares of common stock. As of September 30, 2016, the aggregate number of shares of common stock available for issuance under the 2015 Plan, as amended, was 389,448.

The exercise price for options issued under the 2015 Plan is determined by our board of directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans will vest as determined by our board of directors but shall not exceed a ten-year period.

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

During the nine months ended September 30, 2016, we granted an aggregate of 246,000 non-qualified 10-year term options to purchase shares of our common stock to our employees. Of these, 10,000 options were forfeited and a total of 2,158,648 options issued to executive officers, non-executive employees and non-employee directors remain outstanding as of September 30, 2016. The exercise prices of these option grants, as determined by our board of directors, range from $0.79 to $13.23 per share, and a portion of these vest subject to certain performance conditions.

We recognized stock-based compensation expense related to these options for these services within general and administrative expense in the unaudited condensed statements of operations in this Quarterly Report of approximately $333,000 and $752,000 for the three months ended September 30, 2016 and 2015, respectively, and $1.0 and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was approximately $2.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

On October 25, 2016, our board of directors granted 280,088 shares of common stock issuable upon exercise of options, consisting of 140,044 options to each of Andrew J. Ritter, our Founder and President, and Ira E. Ritter, our Executive Chairman and Chief Strategic Officer. The exercise price of these options is $2.60 per share which reflects the Company’s closing price per share on October 25, 2016 (date of grant). The options vest ratably over 48 months beginning on the date that the Company dislcoses top-line data of our current phase 2b/3 clinical trial.

Options Issued to Nonemployees for Services Received

We issued options to purchase an aggregate of 110,573 shares of our common stock since inception to December 31, 2015 to non-employee consultants under the Plans. Of these, 74,687 options were forfeited or exercised, and 35,886 options remained outstanding as of December 31, 2015.

During the nine months ended September 30, 2016, we granted an aggregate of 7,000 non-qualified 10-year term options to purchase shares of our common stock to our nonemployee contractors and 15,908 options were forfeited or exercised. As of September 30, 2016, a total of 26,978 options issued to nonemployees remain outstanding. The exercise prices of the outstanding options, as determined by our board of directors, range from $0.72 to $2.25 per share. These outstanding options, with the exception of an option to purchase an aggregate of 7,272 shares granted to a consultant in March 2011, vest 25% upon the first anniversary of the vesting commencement date with the remaining options vesting monthly in equal amounts over 36 months. The option granted to the consultant in March 2011, vested 25% on the date of grant with the remaining shares vesting monthly in equal installments over 36 months.

We recognized stock-based compensation expense related to these options for these services of approximately $1,800 and $100 for the three months ended September 30, 2016 and 2015, respectively, and approximately $4,500 and $700 for the nine months ended September 30, 2016 and 2015, respectively, within research and development expense in the unaudited condensed statements of operations in this Quarterly Report.

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

Stock-based compensation expense to non-employees affects our research and development expenses.

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected dividend yield	0.00%	(1)	0.00%	0.00%
Expected stock price volatility	53.60% - 54.73%	(1)	53.60% - 59.03%	51.45% - 67.08%
Risk-free interest rate	1.29% - 1.71%	(1)	1.29% - 1.78%	0.77% - 2.07%
Term of options	10	(1)	10	10
Stock price	$1.27 - $1.68	(1)	$1.13 - $1.68	$5.86

(1)	During the three months ended September 30, 2015, the Company had no unvested options for non-employees and no new options were granted to employees or non-employees during the period.

●	Expected dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected stock-price volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

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

Stock-based Compensation Summary Tables

Information regarding our stock option grants to our employees and non-employees, along with the estimated fair value per share of the underlying common stock, for stock options granted since 2005 is summarized as follows:

Grant Date	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Share of Common Stock	Intrinsic Value Per Option
2005	58,321	$0.07	$1.79	$1.72
2009	60,559	$0.72 - $0.79	$4.43	$3.71 - $3.64
2011	33,846	$1.03	$1.00	$0.00
2012	60,019	$1.14	$1.14	$0.00
2013	100,000	$1.14 - $1.30	$1.14	$0.00
2014	1,626,740	$5.86 - $13.23	$5.86	$0.00
2015	34,000	$2.25	$2.25	$0.00
2016	273,000	$1.39 - $1.54	$1.39 - $1.54	$1.68

The following represents a summary of the options granted to our employees and non-employees that are outstanding at September 30, 2016 and changes during the period then ended:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,938,534	$7.081
Granted	273,000	1.525
Exercised/Expired/Forfeited	(25,908)	1.131
Outstanding at September 30, 2016	2,185,626	$6.457
Exercisable at September 30, 2016	999,446	$5.606
Expected to be vested	1,186,180	$7.175

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$2,348,755	$1,505,116	$843,639	56%
Patent costs	98,908	47,611	51,297	108%
General and administrative	1,091,647	1,555,938	(464,291)	(30%)
Total operating costs and expenses	3,539,310	3,108,665	430,645	14%
Loss from operations	(3,539,310)	(3,108,665)	(430,645)	(14%)
Other income
Interest income	13,239	18,853	(5,614)	(30%)
Other income	―	9,590	(9,590)	(100%)
Total other income	13,239	28,443	(15,204)	(54%)
Net loss	$(3,526,071)	$(3,080,222)	$(445,849)	(14%)

Research and Development Expenses

Research and development expenses increased by approximately $0.8 million, or 56%, during the three months ended September 30, 2016 as compared to the three month ended September 30, 2015, due to the continuation of our Phase 2b/3 clinical trial for RP-G28 that was initiated in March 2016. The increase is attributable to $2.1 million in fees to our third-party clinical research organization, which was partially offset by approximately $0.9 million in decreased manufacturing costs and an approximate $0.4 million decrease for an out-sourced specific research project. The research and development expenses during the three months ended September 30, 2015 were in preparation for the Phase 2b/3 clinical trial of RP-G28.

Patent Costs

The approximate $51,000, or 108%, increase in patent costs during the three months ended September 30, 2016 as compared to the same period in 2015 was mainly due to overall timing of certain costs related to our maintenance of patent rights and the prosecution of patents for an increased number of patents, the application for the issuance of patents as well as the preparation to file national phase applications in certain foreign countries.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.5 million, or 30%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to lower stock-based compensation expense. Approximately $0.3 million in stock-based compensation expense was recognized during the three months ended September 30, 2016 as compared to approximately $0.8 million during the same 2015 period.

Other Income

Other income decreased by approximately $15,000, or 54% during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. During the three months ended September 30, 2015 an approximate $9,600 gain on the settlement of an accounts payable was recorded, and no such gain was recorded in the same current year period.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	For the Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$7,112,177	$1,584,086	$5,528,091	349%
Patent costs	199,888	160,033	39,855	25%
General and administrative	3,533,608	4,860,676	(1,327,068)	(27%)
Total operating costs and expenses	10,845,673	6,604,795	4,240,878	64%
Loss from operations	(10,845,673)	(6,604,795)	(4,240,878)	(64%)
Other income
Interest income	50,466	23,157	27,309	118%
Other income	1,214	16,682	(15,468)	(93%)
Total other income	51,680	39,839	11,841	30%
Net loss	$(10,793,993)	$(6,564,956)	$(4,229,037)	(64%)

Research and Development Expenses

The approximate $5.5 million, or 349%, increase in research and development expenses during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was mainly attributable to approximately $5.8 million in fees to our third-party CRO and monitoring fees as part of our Phase 2b/3 clinical trial for RP-G28 that was initiated in March 2016, partially offset by a decrease in manufacturing and an out-sourced research project. The research and development expenses during the nine months ended September 30, 2015 were incurred in preparation of the phase 2b/3 clinical trial of RP-G28.

Patent Costs

The approximate $40,000, or 25%, increase in patent costs during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to overall timing of certain costs related to our maintenance of patent rights, the prosecution of patents for an increased number of patents and the application for the issuance of patents as well as the preparation to file national phase applications in certain foreign countries. During the nine months ended September 30, 2016, three patents were issued - U.S. Patent Nos. 9,200,303, 9,226,933 and 9,370,532.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.3 million, or 27%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, mainly due to a decrease in stock-based compensation expense of approximately $1.4 million, slightly offset by higher expenses of being a public company for the full nine months of 2016.

Other Income

Interest income increased by approximately $27,000, or 118%, during the nine month ended September 30, 2016 as compared to the nine months ended September 30, 2015, due to interest earned on increased cash balances resulting from the net proceeds of our initial public offering. Other income decreased by approximately $15,000, or 93%, during the nine months ended September 30, 2016 as compared to the same 2015 period as a result of gains on the settlement of accounts payable during the nine months ended September 30, 2015 that were not realized during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of September 30, 2016, we had an accumulated deficit of approximately $37.9 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At September 30, 2016, we had working capital of approximately $4.9 million, and cash of approximately $8.5 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(7,367,879)	$(4,302,569)
Investing activities	(8,063)	(10,100)
Financing activities	8,504	17,810,162
Net (decrease) increase in cash	$(7,367,438)	$13,497,493

Operating Activities

Net cash used in operating activities of approximately $7.4 million during the nine months ended September 30, 2016 reflects our net loss of approximately $10.8 million, partially offset by stock-based compensation of approximately $1.0 million, an increase in prepaid expenses of approximately $57,000, and an increase in accounts payable, accrued expenses and other liabilities of approximately $2.1 million, $294,000 and $13,000, respectively.

Net cash used in operating activities of approximately $4.3 million during the nine months September 30, 2015 was primarily a result of our net loss of approximately $6.6 million, partially offset by stock-based compensation of approximately $2.4 million, an approximate increase in prepaid expenses of $251,000 and an approximate decrease in accounts payable, accrued expenses and other liabilities of $247,000, $86,000 and $3,000, respectively.

Investing Activities

Net cash used in investing activities of approximately $8,000 during the nine months ended September 30, 2016 was related to the purchase of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $9,000 during the nine months ended September 30, 2016 resulted from net proceeds received from the exercise of options for common stock.

Net cash provided by financing activities during the nine months ended September 30, 2015 of approximately $17.8 million was attributable to the net proceeds received upon closing of our initial public offering, selling 4 million shares of our common stock partially offset by commissions and issuance costs of approximately $2.2 million.

Sources of Liquidity

Aspire Capital Financing Arrangement

On December 18, 2015, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase from us up to an aggregate of $10.0 million of our shares of common stock over the approximately 30-month term of the Aspire Purchase Agreement. Upon execution of the Aspire Purchase Agreement, we sold 500,000 shares of common stock to Aspire Capital at $2.00 per share for proceeds of $1.0 million. We may sell an additional 888,835 shares of common stock to Aspire Capital in the future pursuant to the terms of the Aspire Purchase Agreement.

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

We expect to use the Aspire Capital facility to complement, rather than replace, other financing that may be required during the next twelve months to continue our operations and support our capital needs.

October 2016 Public Offering

On October 31, 2016, we closed a public offering of 2,127,660 shares of our common stock at a price to the public of $2.35 per share, for net proceeds of approximately $4.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us in the offering. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration Number 333-213087) We also granted the underwriters a 30-day option to purchase from us up to an additional 212,766 shares of common stock to cover over-allotments, if any. If the underwriters exercise their option in full, the total net proceeds to us will be approximately $4.9 million, after deducting underwriting discounts and commission and offering expenses payable by us.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, together with interest and any proceeds received from our recent public offering in addition to the sale of shares of common stock to Aspire Capital in the future pursuant to the Aspire Purchase Agreement, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2017. We intend to devote our existing financial resources to fund the continued clinical development of RP-G28 for the reduction of symptoms associated with lactose intolerance, including our anticipated Phase 2b/3 trials; to fund expenses associated with the manufacture and product development of RP-G28; to explore potential orphan indications; and for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Our future capital requirements will depend on many factors, including without limitations the progress, costs, results of and timing of completing our Phase 2b/3 clinical trial and extension study for the reduction of symptoms associated with lactose intolerance in patients and the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals.

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

Off-Balance Sheet Arrangements

Through September 30, 2016, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report.

Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2016 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, proceeds from the initial public offering have been used to fund our Phase 2b/3 trials and product development, including a $0.8 million payment to exercise an option with a research and development supplier and payment of approximately $5.8 million to our CRO, pursuant to a master services agreement. A portion of the proceeds ($227,250) was used to pay the annual bonuses earned by Andrew and Ira Ritter for 2015, based upon the achievement of specific performance goals, pursuant to the terms of their respective offer letters. Remaining proceeds from the initial public offering are expected to be spent to support continued research and development efforts, general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

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

November 7, 2016	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Michael D. Step
	Name:	Michael D. Step
	Title:	Chief Executive Officer

