Form 10-K
period 2016-12-31
RITTER PHARMACEUTICALS INC
filed 2017-02-27
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $8.1 million based upon the closing price for shares of the registrant’s common stock of $1.53 as reported by the NASDAQ Capital Market on that date. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.

As of February 22, there were 11,619,197 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ritter Pharmaceuticals, Inc.’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

RITTER PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to obtain additional financing;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the success and timing of our preclinical studies and clinical trials;

●	our ability to obtain and maintain regulatory approval of RP-G28 and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	regulatory developments in the United States and other countries;

●	the performance of third-party manufacturers;

●	our ability to develop and commercialize our product candidates;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	the successful development of our sales and marketing capabilities;

●	the potential markets for our product candidates and our ability to serve those markets;

●	the rate and degree of market acceptance of our products, if approved;

●	the success of competing drugs that are or become available; and

●	the loss of key scientific or management personnel.

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

Our first novel microbiome modulator, RP-G28, an orally administered, high purity galactooligosaccharide (“GOS”), is currently under development for the reduction of symptoms associated with lactose intolerance. RP-G28 is designed to stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting the lactose that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the Food and Drug Administration (“FDA”) for the reduction of symptoms associated with lactose intolerance. RP-G28 has been studied in a Phase 2a clinical trial and an adaptive design Phase 2b/3 clinical trial and is a first-in-class compound.

On October 17, 2016, we announced that the last patient had completed dosing and all monitoring visits in our Phase 2b/3 clinical trial of RP-G28 for the treatment of lactose intolerance. Topline results of the trial are expected to be announced in the first quarter of 2017. The Phase 2b/3 trial is a double-blind, placebo-controlled, three arm, multicenter study evaluating safety, efficacy and tolerability of two dosing regimens of RP-G28 in patients with moderate to severe lactose intolerance symptoms. Enrollment was initiated in March 2016 and completed in August 2016, achieving our projected enrollment time period. The study aims to evaluate a patient’s ability to consume dairy foods post-treatment with improved tolerance and reduced digestive symptoms. A total of 377 subjects were enrolled in the trial with 18 clinical sites participating throughout the United States. Patients underwent a 30-day treatment, followed by a 30-day post-treatment evaluation of dairy tolerance. A subset of subjects have been rolled into a 12-month extension study to evaluate long-term durability of treatment. The study will also evaluate each participant’s microbiome, expanding knowledge of the effects that RP-G28 may have on adapting the gut microbiota in a beneficial manner. The subjects are expected to complete the 12-month evaluation during the fourth quarter 2017.

We have had communications with the FDA regarding our clinical program and regulatory path towards getting RP-G28 adequately studied and eventually approved. We intend to hold two meetings with the FDA in the near future about our Phase 2b/3 study, including a Type C meeting as well as an End of Phase 2 meeting, both of which the FDA has encouraged us to schedule. These meetings and communications are typical for development stage companies and include the clinical pathway, regulatory requirements, statistical plan and endpoints and similar matters.

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

Our Leading Product Candidate — RP-G28

Overview

RP-G28 is a novel highly purified GOS, which is synthesized enzymatically. The product is being developed to reduce the symptoms and frequency of episodes of abdominal pain associated with lactose intolerance. The therapeutic is taken orally (a powder solution mixed in water) for 30 consecutive days. The proposed mechanism of action of RP-G28 is to increase the intestinal growth and colonization of bacteria that can metabolize lactose to compensate for a patient’s intrinsic inability to digest lactose. Once colonization of bacteria has occurred, it is hypothesized that patients will continue to tolerate lactose as long as they maintain their microflora balance. RP-G28 has the potential to become the first FDA-approved drug for the reduction of symptoms associated with lactose intolerance.

Galactooligosaccharides (GOS)

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

Among the studies that included tolerance endpoints, side effects were limited to reports of flatulence, fullness, gastronintestinal symptoms, and changes in stool consistency and frequency when GOS was consumed on a repeat basis at quantities of between 5.5 to 15 g/day (Ito 1990; Deguchi 1997; Teuri 1998); however, this effect was not consistently reported in all studies (Teuri and Korpela 1998; Depeint 2008; Drakoularako 2010; van de Heuval 1998; van Dokkum 1999; Bouhnik 2004; Sairanen and Piirainen 2007; Shadid 2007). Similar observations of increased flatulence have been reported following the consumption of fructooligosaccharides (15 gm/day) over a 7-day period (Alles 1996), and this symptom represents a localized effect that is expected in association with the consumption of indigestible fiber in large quantities. There were no reports of events in other System Organ Class (“SOC”) suggestive of systemic toxicity.

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

At the 2010 National Institute of Health (“NIH”) Consensus Development Conference: Lactose Intolerance and Health, the NIH highlighted numerous health risks tied to lactose intolerance such as: osteoporosis; hypertension; and low bone density. There is substantial evidence indicating that lactose intolerance is a major factor in limiting calcium and nutrient intake in the diet of people who are lactose intolerant. Adequate calcium intake is essential to reducing the risks of osteoporosis and hypertension. In addition, chronic calcium depletion has been linked to increased arterial blood pressure in over 30 published reports, thereby establishing a relationship between hypertension and low calcium intake. Moreover, there is evidence of a correlation between calcium intake and both colon and breast cancer.

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

In addition, in July 2015 we acquired the rights, title and interest to certain patents and related patent applications with claims covering a process for producing ultra high purity GOS active pharmaceutical ingredients, including RP-G28 from our supplier. See “Business—Clinical Supply and Cooperation Agreement with Ricerche Sperimentali Montale and Inalco SpA” for additional details regarding the second amendment to the exclusive supply agreement and our exercise of the exclusive option.

See “Business—Intellectual Property” for additional information regarding our patent portfolio.

Our Growth Strategy

In order to achieve our objective of developing safe and effective applications to treat conditions associated with microbiome dysfunctions, our near-term and long-term strategies include the following:

●	Complete our adaptive design Phase 2b/3 clinical trial and any additional pivotal studies of RP-G28 for the reduction of symptoms associated with lactose intolerance;

●	seek regulatory approval of RP-G28 for the reduction of symptoms associated with lactose intolerance if the clinical trials are successful, initially in the United States and subsequently in the rest of the world;

●	develop and commercialize RP-G28 either by ourselves or in collaboration with others throughout the world;

●	explore the use of RP-G28 for additional potential therapeutic indications and orphan indications;

●	establish ourselves as a leader in developing therapeutics that modulates the human gut microbiome;

●	continue to develop a robust and defensible patent portfolio, including those we own and those we plan to in-license in the future; and

●	continue to optimize our product development and manufacturing capabilities both internally and externally through outside manufacturers.

Clinical and Regulatory

IND Application/Phase 1

We submitted an IND application for RP-G28 to the FDA in June 2010. Because the safety and tolerability profile, pharmacokinetics and dose response curve of GOS products is generally well understood, as part of our IND submission, we proposed that the data supporting the IND was sufficient to support a Phase 2 proof-of-concept study in a small number of lactose-intolerant patients. The FDA agreed with this proposal and the typical Phase 1 clinical program in healthy volunteers was replaced with a Phase 2a program in subjects with lactose intolerance.

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

The clinical microbiome data from this Phase 2a clinical trial of RP-G28 in patients with lactose intolerance was published in the Proceedings of the National Academy of Science (“PNAS-Plus”) PNAS 2017; Early Edition, published ahead of print January 3, 2017. The paper titled, “Impact of short-chain galactooligosaccharides on the gut microbiome of lactose-intolerant individuals,” reports findings on our lead therapeutic candidate, RP-G28, a short-chain GOS. The data validates RP-G28’s mechanism of action and supports the product as a potential treatment for lactose intolerance. The newly published microbiome data provides further insight into RP-G28’s Phase 2a 2013 clinical trial.

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

Figure 2

In the Phase 2a study, changes in the fecal microbiome were investigated using both Terminal Restriction Fragment Length Polymorphisms (“TRFLP”), a molecular biology technique for profiling microbial communities based on the position of a restriction site closest to a labeled end of an amplified gene, and microme analysis of 16S rRNA genex by pyrosequencing, a method of DNA sequencing (determining the order of nucleotides in DNA).

Figure 3

In addition, Principal Component Analysis (“PCA”), a multivariate method that helps transform a number of possibly correlated variables into a smaller number of uncorrelated variables called principal components, thereby reducing the dimensions of a complex dataset, showed statistically significant shifts in the microbiome of subjects fed RP-G28, compared to placebo, at 66 days. Specifically, RP-G28 significantly altered the microbiomes of 82% of the study participants who received the treatment. See Figure 3 above.

Pre-treatment, three distinct clusters were identified, whereas post-treatment (Day 66) two distinct clusters were identified, showing a clear shift in certain species represented before and after treatment.

Principal Coordinates Analysis (“PCoA”), a multivariate method that helps visualize similarities and dissimilarities in large datasets, was also utilized to analyze the microbiome data. For analysis of 16S amplicon sequencing data, we created Unweighted Unifrac similarity matrices (that is we conducted PCoA) and applied ANOSIM (Analysis of Similarities) and PERMANOVA (Permutational Analysis of Variance) statistical analyses. Our analysis showed a significant association between Day (day 0 or baseline, and day 36 and 66 as categories) and microbiome composition (ANOSIM R = 0.218, P = 0.0001, PERMANOVA Pseudo-F = 3.4318, P = 0.0001). These data indicate that RP-G28 and subsequent introduction of lactose into the diet had impacted the fecal microbiome of participants. Further, lactose metabolizing bacteria were shown to increase in the treatment group.

The results of our Phase 2a study were published in Nutrition Journal in a manuscript entitled “Improving lactose digestion and symptoms of lactose intolerance with a novel galactooligosaccharide (RP-G28): a randomized, double-blind clinical trial.”

We held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products on February 20, 2013. The purpose of the meeting was to obtain the FDA’s feedback on the planned Phase 2 program and Phase 3 programs, inform the FDA of our ongoing development plans, gain feedback on relevant clinical trial design and end points related to patient meaningful benefits, and to inform the FDA of the status of our product characterization. We believe that this meeting was a significant step forward in streamlining the pathway to initial U.S. approval of RP-G28 to reduce symptoms and frequency of symptomatic episodes associated with lactose intolerance. The meeting and official meeting minutes provided valuable guidance on the development path of RP-G28:

●	The FDA agreed with our decision to develop and validate a new analytical assay for RP-G28 drug substance and drug product. This adjustment will provide additional information about GOS components and non-GOS impurities, which the FDA agrees should be in place before we prepare batches of the drug substance for use in any pivotal Phase 3 clinical trials.

●	Based on our plan to conduct ICH-compliant GLP embryo-fetal development toxicology studies (in two species) and the ICH standard battery of genotoxicity tests using RP-G28, the FDA agreed that no additional nonclinical studies are needed to support Phase 3 studies.

●	The FDA advised us on potential end points and clinical trial design.

●	We addressed the FDA’s recommendation in its June 28, 2010 advice letter that we include a pharmacokinetic study in the Phase 2b study to assess the extent of systemic exposure of RP-G28. We explained to the FDA that we did not collect serum samples for pharmacokinetic measurement in the Phase 2a study because at the time assays for measuring RP-G28 were not available and significant systemic absorption was not anticipated. We then informed the FDA of our plan to evaluate alternatives, as a surrogate for RP-G28 systemic exposure as part of our Phase 2b program. The FDA agreed with this approach.

Following analysis of the Phase 2a clinical trial, discussions with the FDA in 2013 about our clinical development plan, and further discussions with our regulatory consultants, we initiated a Phase 2b/3 clinical trial of RP-G28 in March 2016. We believe this trial could serve as one of two pivotal trials should the resulting data and the FDA be supportive of this trial as a pivotal trial. We did not discuss the Phase 2b/3 study design and development plan with the FDA before initiating the study in March 2016, though we did submit a supplement to the IND detailing the protocols for the adaptive study and intend to hold two meetings with the FDA in the near future.

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

Phase 2b/3 Study

Enrollment in our Phase 2b/3 clinical trial of RP-G28 was initiated in March 2016 and completed in August 2016. The final patient completed dosing and all monitoring visits in October 2016. Topline results of this trial are expected to be announced in the first quarter of 2017.

The Phase 2b/3 study was designed as a multi-center double-blinded, placebo controlled clinical trial of approximately 377 subjects to determine the maximum tolerated dose and optimal dose-escalation schedule for RP-G28. The trial assessed patients with moderate to severe abdominal pain as measured by a pain Likert scale after a lactose challenge. The Phase 2b/3 clinical trial was intended to measure additional lactose intolerance symptoms (gas, bloating, diarrhea, cramps) as secondary endpoints. Entry criteria in the Phase 2b/3 study included a hydrogen breath test to validate lactase deficiency. The Phase 2b/3 study design included a screening phase; a 30-day course treatment phase and a 30-day post-treatment evaluation phase. The study was designed to gradually escalate the dose beyond the 15 gm/day dose level evaluated in the Phase 2a study. Study subjects abstained from lactose containing food products and were then randomized evenly (1:1:1:1) to receive one of three doses of RP-G28 or placebo for 30 days. Subjects were then followed post-treatment for an additional 30 days while lactose containing food products were re-introduced into their diets. The primary endpoint for the Phase 2b/3 clinical study was a durable reduction in abdominal pain, with secondary endpoints measuring changes in individual lactose intolerance symptoms (gas, bloating, diarrhea, cramps). The Phase 2b/3 study was also designed to include collection of blood samples to assess systemic exposure to RP-G28 using measurement of serum concentrations of a trisaccharide. This was monitored as a surrogate to assess the systemic bioavailability of orally administered RP-G28. Additionally, the study required the collection of fecal samples from patients enrolled to evaluate the baseline and changes to the patient’s microbiome that correlate to symptom reduction and lactose tolerance.

In order to gather long-term data on subjects exposed to RP-G28, we also offered enrollment in an observational extension study, G28-004, to subjects who completed the Phase 2b/3 protocol. As RP-G28 is expected to provide extended relief from lactose intolerance symptoms beyond the initial 30-day treatment phase, this extension study for the Phase 2b/3 program will assess the long-term treatment effect. We intend for the results from this study to guide the need to evaluate an additional 30-day course of treatment in a Phase 3 clinical trial in subjects who experience the return of lactose intolerance symptoms after an initial course of RP-G28.

Adaptive seamless phase 2b/3 designs, such as the Phase 2b/3 pivotal clinical trial for RP-G28, are aimed at interweaving the two phases of full development by combining them into one single, uninterrupted study conducted in two steps. Adaptive seamless phase 2b/3 designs enable a clinical trial to be conducted in steps with the sample size calculation selected on the basis of data observed in the first step to continue along to the second step. The main statistical challenge in such a design is ensuring control of the type I error rate. Most methodology for such trials is based on the same endpoint being used for interim and final analyses. A type I error is one in which the adaptation process leads to design, analysis, or conduct flaws that introduce bias that increases the chance of a false conclusion that a treatment is effective (a type I error). Controlling type I error can be accomplished by prospectively specifying and including in the statistical analysis plan all possible adaptation plans that may be considered during the course of the trial. We worked with Covance, Inc. (“Covance”), a contract research organization (“CRO”) to control a type I error in our Phase 2b/3 study.

We did not discuss the Phase 2b/3 study design and development plan with the FDA before initiating the study in March 2016, though we did submit a supplement to the IND detailing the protocols for the adaptive study and have subsequently had communications with the FDA regarding our clinical program. We intend to hold two meetings with the FDA in the near future about our Phase 2b/3 study, including a Type C meeting as well as an End of Phase 2 meeting, both of which the FDA has encouraged us to schedule. These meetings and communications are typical for development stage companies and include the clinical pathway, regulatory requirements, statistical plan and endpoints and similar matters.

Master Service Agreement

On December 30, 2015, we entered into a Master Service Agreement with Covance, with an effective date of December 29, 2015. Pursuant to the terms of the Master Service Agreement, Covance (or one or more of its affiliates) will provide Phase 1, 2, 3, and 4 clinical services for a clinical study or studies to us, and, at our request, assist us with the design of such studies, in accordance with the terms of separate individual project agreements to be entered into by the parties. The term of the agreement is for three years and will renew automatically for successive one year periods unless Covance is no longer providing services under the agreement or either party has terminated the agreement upon written notice. We may terminate the Master Service Agreement or any individual project agreement entered into under the Master Service Agreement prior to the applicable study’s completion at any time for any reason upon 30 days written notice to Covance, except when the reason for termination is the safety of subjects, in which case it may be terminated immediately. Covance may not terminate any individual project agreement without cause, except when the reason for the termination is the safety of subjects, in which case it may be terminated immediately. In the event of a termination of the Master Service Agreement, Covance will be entitled to full payment for (i) work performed on the applicable project upon through the date work on such project is concluded and (ii) reimbursement for all non-cancellable and non-refundable expenses and financial obligations which Covance (or an affiliate) has incurred or undertaken on our behalf.

Manufacturing

We do not own or operate manufacturing facilities for the production of RP-G28 or any other product candidates we may develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We have an exclusive worldwide agreement (the “Supply Agreement”) to manufacture a higher purity form of GOS (referred to as “Improved GOS”) with Ricerche Sperimentali Montaleor (“RSM”) in connection with the clinical and nonclinical studies we will need to conduct prior to receiving regulatory approval for RPG-28. RSM has also agreed that it will not, except as necessary for RSM to perform its obligations under the Supply Agreement, market or sell Improved GOS, or any GOS that are of greater purity to any third party.

Pursuant to the terms of the Supply Agreement, as amended on July 24, 2015, we purchased the exclusive worldwide assignment of all right, title and interest to the Improved GOS (the “Improved GOS IP”) on July 30, 2015 for $800,000. We also issued 100,000 shares of our common stock to RSM pursuant to a stock purchase agreement. The shares issued to RSM are subject to a lock-up agreement, pursuant to which RSM has agreed that it will not sell these shares for a period ending on the earlier of (i) the public release by us of the final results of our Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of a Form 10-Q with the SEC for the fiscal quarter in which we receive the results of our Phase 2b/3 clinical trial of RP-G28.

Under the terms of the Supply Agreement, as amended, if we fail to make any future option payment to RSM required under the terms of the Supply Agreement, we may be required to return the Improved GOS IP to RSM. The terms of the Supply Agreement, as amended, require us to pay RSM $400,000 within 10 days following FDA approval of a new drug application for the first product owned or controlled by us using Improved GOS as its active pharmaceutical ingredient and to pay RSM the sum of $250 per kilo for clinical supply of Improved GOS.

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

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Although we know of no drug candidate, other than RP-G28, in advanced clinical trials for treating lactose intolerance, other biopharmaceutical companies may be able to develop compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include microbiome-based development companies such as Second Genome, Inc., Seres Health, Inc., Enterome SA, Vedanta Biosciences, Inc., and Rebiotix, Inc. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We will also compete with providers of a wide variety of lactase supplements (the most widely used supplement in the United States being Lactaid®), probiotic/dietary supplements, and lactose-free and dairy-free products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

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

Patents and Proprietary Rights Covering Our Drug Candidates

We strive to protect our product candidates and exclusivity rights, as well as both maintain and fortify our position in the field of reduction of symptoms associated with lactose intolerance. We believe our intellectual property portfolio consists of early and broad filings in the area. We have focused on patents and patent applications relating to use of our products in disease treatment. We have sought and continue to seek the strongest possible intellectual property protection available to us in order to prevent others from directly competing with us, as well as to exclude competition around our products, their manufacture, and methods for use of the products in disease treatment. Our intellectual property portfolio related to RP-G28 contains four issued patents relating to RP-G28 and its uses. That portfolio also includes at least 15 other related, pending patent applications in the United States and worldwide. We also own a patent family~~,~~ including claims generally directed to processes for producing an improved form of GOS mixtures (higher purity); this family includes issued patents in United States (not expiring until 2030), Italy (not expiring until 2029), and China, Germany, and the Netherlands (not expiring until 2030), as well as applications pending in the United States, Japan, India, and other jurisdictions that, if issued, will not expire until 2030.

This portfolio includes patents and proprietary rights related to:

●	U.S. Patent No. 8,486,668, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for treating lactose intolerance comprising administering, for a predetermined number of days, a high purity GOS pharmaceutical composition, and wherein the administration leads to a persistent decrease in at least one symptom of lactose intolerance;

●	U.S. Patent No. 8,492,124, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for treating lactose intolerance comprising administering, for a predetermined number of days, a controlled release pharmaceutical composition that contains GOS, but does not contain a probiotic;

●	U.S. Patent No. 8,785,160, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for treating lactose intolerance comprising administering a hydrogen breath test, diagnosing lactose intolerance based upon the hydrogen breath test, and administering a high purity GOS pharmaceutical composition;

●	U.S. Patent No. 9,200,303, which has a current expiry date of August 6, 2030 (subject to the payment of maintenance fee), includes claims generally directed to the processes for producing ultra-pure GOS pharmaceutical compositions by utilizing sequential microbiological purifications;

●	U.S. Patent No. 9,370,532, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for preventing or reducing diarrhea associated with lactose intolerance, and methods for the reduction of severity of diarrhea associated with lactose intolerance, comprising administering a high purity GOS having 1-10% by weight pentasaccharides and at least a 45% by weight trisaccharides.

●	United Kingdom Patent No. GB2480042, which has a current expiry date of February 16, 2030, includes claims generally directed to a solid oral unit-dosage form of a high purity GOS;

●	European Patent No. EP 2,462,234, validated in six European countries, including Germany, Great Britain, and France, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the processes for producing preparing ultra-pure GOS pharmaceutical compositions by utilizing sequential microbiological purifications;

●	Italian Patent No. IT 1,395,068, which has a current expiry date of August 7, 2029 (subject to the payment of annuities), includes claims generally directed to the production of ultra-pure GOS pharmaceutical compositions by utilizing sequential microbiological purifications; and

●	Chinese Patent No. ZL 201080035013.2, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the production of ultra-pure GOS pharmaceutical compositions by utilizing sequential microbiological purifications.

We are pursuing patent applications. These applications are pending in the United States, Europe, Japan and other jurisdictions, and, if they issue as patents, will not expire until at least 2030, and include claims generally directed to (i) oral dosage forms of a higher purity GOS, (ii) use of GOS for treating lactose intolerance, and (iii) methods of preventing or reducing certain symptoms of lactose intolerance using GOS dosage forms. For example, we have paid issue fees (and expect patents to issue in due course) in two United States patent applications: one includes claims directed to an oral dosage forms comprising a prebiotic composition comprising 95% or more GOS by weight and less than 5% digestible saccharides by weight, in which the GOS comprises at least 45% by weight trisaccharides, and the other includes claims directed to oral dosage forms of GOS, comprising 0.1 to 10 g of a liquid GOS composition encapsulated in a gelatin capsule, in which the GOS composition comprises at least about 95% GOS by weight, less than about 5% digestible saccharides by weight, and at least 45% by weight trisaccharides.

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

Adaptive seamless phase 2b/3 designs, such as the Phase 2b/3 pivotal clinical trial for RP-G28 that we recently completed enrolling and dosing in October 2016, are aimed at interweaving the two phases of full development by combining them into one single, uninterrupted study conducted in two steps. Adaptive seamless phase 2b/3 designs enable a clinical trial to be conducted in steps with the sample size calculation selected on the basis of data observed in the first step to continue along to the second step. The main statistical challenge in such a design is ensuring control of the type I error rate. Most methodology for such trials is based on the same endpoint being used for interim and final analyses. A type I error is one in which the adaptation process leads to design, analysis, or conduct flaws that introduce bias that increases the chance of a false conclusion that a treatment is effective (a type I error). Controlling a type I error can be accomplished by prospectively specifying and including in the statistical analysis plan all possible adaptation plans that may be considered during the course of the trial. We have worked with our CRO to determine how best to control type I error in our Phase 2b/3 study.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. For instance, we held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products on February 20, 2013. The purpose of the meeting was to obtain the FDA’s feedback on the planned clinical development program and future necessary clinical studies, inform the FDA of our ongoing development plans, gain feedback on relevant clinical trial design and end points related to patient meaningful benefits, and to inform the FDA of the status of our product characterization. Following analysis of the Phase 2a clinical trial, discussions with the FDA during the Type C Meeting in early 2013 about our clinical development plan, and further discussions with our regulatory consultants, we initiated an adaptive design Phase 2b/3 clinical trial of RPG-28 in March 2016 and completed final enrollment and dosing in October 2016. As part of this process, we submitted a supplement to the IND detailing the protocols for the adaptive study.

We have had subsequent communications with FDA regarding our clinical program and regulatory path towards getting our product adequately studied and eventually approved. We intend to hold two meetings with the FDA in the near future about our Phase 2b/3 study, including a Type C meeting as well as an End of Phase 2 meeting, both of which the FDA has encouraged us to schedule. These meetings and communications are typical for development stage companies and include the clinical pathway, regulatory requirements, statistical plan and endpoints and similar matters.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. Although it is too early to determine the full effect of the ACA, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In addition, some members of the U.S. Congress have been seeking to repeal in full or amend portions of the legislation and we expect they will continue to review and assess this legislation and alternative health care reform proposals. Ongoing Congressional efforts to repeal or amend the ACA, add to the uncertainty of the legislative changes enacted as part of the ACA.

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

Employees

As of the date of this Annual Report, we have seven employees, all of whom are full time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

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

We have incurred net losses in each year since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2016 and 2015, we had net losses of approximately $18.4 million and $8.8 million, respectively, and had net cash used in operating activities of approximately $15.2 million and $5.7 million, respectively. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our drug discovery research, preclinical development activities and clinical trials. We currently have no products that are approved for commercial sale. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, RP-G28, and other product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we complete our Phase 2b/3 and begin any Phase 3 clinical trials for RP-G28 for the reduction of symptoms associated with lactose intolerance and related activities required for regulatory approval of RP-G28. If RP-G28 does not gain regulatory approval, or does not achieve market acceptance, we may never become profitable, unless we are able to develop and market some other product. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA or the EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of RP-G28, or any other product candidate we may develop in the future. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. As of December 31, 2016, we have a total of approximately $7.0 million in cash.

On June 29, 2015, we closed our initial public offering of 4,000,000 shares of common stock at a public offering price of $5.00 per share. Total gross proceeds from our initial public offering were $20.0 million before deducting underwriting discounts and commissions and other offering expenses payable by us, resulting in net proceeds of $17.4 million.

On December 18, 2015, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 30-month term of the Aspire Purchase Agreement. As of the date of this Annual Report, we have sold 1,577,699 shares of common stock to Aspire Capital for proceeds of $3.0 million.

On October 31, 2016, we closed a public offering of 2,127,660 shares of our common stock at a price to the public of $2.35 per share, for net proceeds of approximately $4.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us in the offering.

We expect our existing cash and cash equivalents, together with interest, and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the Aspire Purchase Agreement, will be sufficient to fund our current operations through 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect.

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

Our operations since 2010 have been limited to developing our technology and undertaking preclinical studies and clinical trials of our lead product candidate, RP-G28. We have not yet obtained regulatory approvals for RP-G28, or any other product candidate. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had approved products on the market. Our financial condition and operating results have varied significantly since our formation and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

●	any delays in regulatory review and approval of our product candidates in clinical development, including our ability to receive approval from the FDA and the EMA for RP-G28 based on our Phase 2b/3 and any Phase 3 trials of RP-G28, and our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28;

●	delays in the commencement, enrollment and timing of clinical trials;

●	difficulties in identifying and treating patients suffering from our target indications;

●	the success of our clinical trials through all phases of clinical development, including our Phase 2b/3 and any Phase 3 trials of RP-G28;

●	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

●	our ability to obtain additional funding to develop our product candidates;

●	our ability to identify and develop additional product candidates;

●	market acceptance of our product candidates;

●	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;

●	competition from existing products or new products that may emerge;

●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

●	our ability to adhere to clinical study requirements directly or with third parties such as CROs;

●	our dependency on third-party manufacturers to manufacture our products and key ingredients;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our intellectual property rights;

●	costs related to and outcomes of potential intellectual property litigation;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	potential product liability claims.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Risks Relating to Regulatory Review and Approval of Our Product Candidates

We are substantially dependent on the success of RP-G28.

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

NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. If we submit a NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions, such as the EMA, have their own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any product candidates may be withdrawn.

We have completed one Phase 2a trial and an adaptive design Phase 2b/3 clinical trial for RP-G28. Before we submit a NDA to the FDA or a MAA to the EMA for RP-G28 for the treatment of pain and the reduction in the frequency of symptomatic episodes of lactose intolerance, we must successfully complete a Phase 2b/3 trial and Phase 3 trials. Following analysis of the Phase 2a clinical trial, discussions with the FDA during the Type C meeting in 2013 about our clinical development plan, and further discussions with our regulatory consultants, we initiated an adaptive design Phase 2b/3 clinical trial of RPG-28 in March 2016. A trial that is designed as an adaptive seamless clinical trial refers to a trial that combines the objectives of what are typically separate trials into a single uninterrupted trial with multiple objectives.

Regulatory authorities in the United States and Europe have both published guidance documents on the use and implementation of adaptive design trials. These documents include description of adaptive trials and include a requirement for prospectively written standard operating procedures and working processes for executing adaptive trials and a recommendation that sponsor companies engage with CROs that have the necessary experience in running such trials. In addition, the regulations governing INDs are extensive and involve numerous notification requirements including that, generally, an IND supplement must be submitted to and cleared by the FDA before a sponsor or an investigator may make any change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. We intend to comply with these requirements. We submitted an IND supplement containing amended protocols for the Phase 2b/3 adaptive trial, and have had subsequent communications with FDA regarding our clinical program and regulatory path towards getting our product adequately studied and eventually approved. We intend to hold two meetings with the FDA in the near future about our Phase 2b/3 study, including a Type C meeting as well as an End of Phase 2 meeting, both of which the FDA has encouraged us to schedule. These meetings and communications are typical for development stage companies and include the clinical pathway, regulatory requirements, statistical plan and endpoints and similar matters. There can be no assurance that this trial and other trials will not be delayed or disrupted as a result of our current development plan.

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

During our Type C Meeting with the FDA in February 2013, we had proposed that future studies with RP-G28 in subjects with lactose intolerance would utilize a total lactose intolerance symptom score, measured by a patient reporting instrument that we were going to develop, as the primary, stand-alone endpoint. However, based on RP-G28’s mechanism of action, data from the Phase 2a clinical study, further research conducted after the Type C Meeting with the FDA along with FDA guidance and products under the review of the Division of Gastroenterology and Inborn Errors Products, we used abdominal pain, measured by the Patient Assessment of Adequate Relief Item instrument administered monthly, as the primary endpoint for the Phase 2b/Phase 3 study that assessed RP-G28 for the management of lactose intolerant patients with moderate to severe abdominal pain associated with lactose intake. We believe that evaluation of abdominal pain is a reliable clinical assessment of treatment response and treatment benefit in a lactose intolerant patient. Although no FDA-approved product exists for lactose intolerance, the use of a pain scale as a primary endpoint has been used as a validated primary measurement in many approved products, including other gastrointestinal products used to treat diseases such as Irritable Bowel Syndrome (IBS). We did not consult with the FDA about our intent to use abdominal pain as a primary endpoint. We also did not discuss the Phase 2b/3 study design and development plan with the FDA before initiating the study in March 2016, though we did submit a supplement to the IND detailing the protocols for the adaptive study. We intend to hold two meetings with the FDA in the near future about our Phase 2b/3 study, including a Type C meeting as well as an End of Phase 2 meeting, both of which the FDA has encouraged us to schedule.

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

We conducted our Phase 2b clinical trial as an adaptive design seamless Phase 2b/3 clinical trial. We did not meet with the FDA to discuss the Phase 2b/3 study design or the development plan for RP-G28 before initiating the Phase 2b/3 study in march 2016. The FDA standard for traditional approval of a drug generally requires two well-controlled Phase 3 studies. If the FDA disagrees with our choice of primary endpoint for our Phase 2b/3 trial or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, the FDA may not recognize the Phase 2b/3 trial as one of the required pivotal trials required for FDA approval. If the FDA or other regulatory authorities do not recognize this trial as a pivotal trial, we would incur increased costs and delays in the marketing approval process, which would require us to expend more resources than we have available.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for RP-G28 or our other product candidates we may develop in the future.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of RP-G28 or other product candidates we may develop in the future. Although we believe that our existing cash and cash equivalents, together with interest, and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the pursuant to the Aspire Purchase Agreement should be sufficient to fund our projected operating requirements through the completion of the Phase 2b/3 and the design of any Phase 3 trials of RP-G28, we may not be able to complete these trials on time or we may be required to conduct additional clinical trials or nonclinical studies not currently planned to receive approval for RP-G28 as a treatment for lactose intolerance. The commencement, enrollment and completion of clinical trials may be delayed or suspended for a variety of reasons, including:

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

If RP-G28, or any of the other product candidates that we may develop in the future, is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed. For example, if the results of our Phase 2b/3 and any Phase 3 trials of RP-G28 do not achieve the primary efficacy endpoints or demonstrate expected safety, the prospects for approval of RP-G28 would be materially and adversely affected.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our potential future collaborators may conduct will demonstrate the consistent or adequate efficacy and safety that would be required to obtain regulatory approval and market RP-G28. Our adaptive Phase 2b/3 clinical trial for RP-G28 may not be deemed to be a pivotal trial by the FDA or may not provide sufficient support for NDA approval. The FDA may require us to make changes to the proposed study design for this adaptive trial or may require us to conduct one or more additional clinical trials, possibly involving a larger sample size or a different clinical trial design, or may require longer follow-up periods, particularly if the FDA does not find the results from our adaptive Phase 2b/3 clinical trial to be sufficiently persuasive as one of the required pivotal trials required for FDA approval. If we are unable to bring RP-G28 to market, our ability to create long-term stockholder value will be limited.

Our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Unforeseen side effects from RP-G28, or other product candidates we may develop in the future, could arise either during clinical development or, if approved, after the approved product has been marketed. The most common side effects observed in clinical trials of RP-G28 were headache (nine out of 57), nausea (three out of 57), upper respiratory tract infection (two of 57), nasal congestion (two of 57), and pain (two out of 57). No patients were withdrawn from our Phase 2b/3 clinical trial for these side effects.

Any undesirable or unacceptable side effects associated with our product candidates could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

In addition:

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

Any of these events could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used.

Market acceptance and sales of RP-G28, or any other product candidates we may develop in the future, if approved, will depend on reimbursement policies and may be affected by, among other things, future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for RP-G28 or any other product candidates that we may develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize RP-G28, or other product candidates that we develop.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. Although it is too early to determine the full effect of the ACA, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In addition, some members of the U.S. Congress have been seeking to repeal in full or amend portions of the legislation and we expect they will continue to review and assess this legislation and alternative health care reform proposals. Ongoing Congressional efforts to repeal or amend the ACA, add to the uncertainty of the legislative changes enacted as part of the ACA.

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

We do not intend to manufacture the pharmaceutical products that we plan to sell. We have an agreement with RSM, our contract manufacturer, for the production of Improved GOS, the active pharmaceutical ingredient in RP-G28, and the formulation of sufficient quantities of Improved GOS for the clinical and nonclinical studies that we believe we will need to conduct prior to seeking regulatory approval for RPG-28. However, we do not have agreements for commercial supplies of RP-G28 and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize RP-G28 if it is approved.

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

Although we know of no other drug candidates in advanced clinical trials for treating lactose intolerance, the biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have potential competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of these potential competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, these potential competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include microbiome based development companies: Second Genome, Inc., Seres Health, Inc., Enterome SA, Vedanta Biosciences, Inc., and Rebiotix Inc. In addition, many universities and private and public research institutes may become active in our target disease areas. These potential competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than RP-G28 or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

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

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Commencing with this Annual Report, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company, as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm’s requirement to attest to the effectiveness of our internal controls over financial reporting.

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ stock market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosure due to error or fraud may occur and not be detected.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 28.6% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

We are an “emerging growth company” and avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

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

Sales by our stockholders of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We had 11,619,197 outstanding shares of common stock as of December 31, 2016. Of the shares outstanding, a total of 8,144,018 shares may be resold in the public market at any time and the remaining 3,475,179 shares are currently restricted under securities laws.

In connection with the Aspire Capital financing transaction, we registered and issued 1,577,699 shares of our common stock to Aspire Capital under the Aspire Purchase Agreement. We have registered an additional 3,000,000 shares of common stock that we may issue to Aspire Capital in the future under the terms of the Aspire Purchase Agreement. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Aspire Purchase Agreement. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Aspire Purchase Agreement. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the Aspire Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital, and the Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

We have also registered 2,565,284 shares of common stock that have been or may be issued under our equity compensation plans. These shares may be sold in the public market subject to any vesting conditions.

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

As of December 31, 2016, we had federal net operating loss carryforwards, or NOLs, of approximately $26.7 million which begin to expire in 2028. Our ability to utilize our NOLs may be limited under Section 382 and 383 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Although we have not undergone a Section 382 analysis, it is possible that the utilization of the NOLs, could be substantially limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On July 9, 2015, we entered into a lease with Century Park, pursuant to which we lease approximately 2,780 square feet of office space in Los Angeles, California for our headquarters. The lease provides for a term of sixty-one (61) months, which commenced October 1, 2015. We paid no rent for the first month of the term and will pay base rent of $9,174 per month for months two through 13 of the term, with increasing base rent for each twelve-month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. We believe that our facility is suitable and adequate for our current needs.

Item 3. Legal Proceedings

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock have been listed and traded on The NASDAQ Capital Market under the symbol “RTTR” since June 24, 2015. Prior to that date, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low intra-day sale prices in dollars on The NASDAQ Capital Market for our common stock.

	2016
	High	Low
First Quarter	$1.79	$0.98
Second Quarter	$1.89	$1.10
Third Quarter	$2.47	$1.20
Fourth Quarter	$3.26	$1.62

	2015
	High	Low
Second Quarter (beginning June 24, 2015)	$5.50	$3.80
Third Quarter	$4.70	$2.00
Fourth Quarter	$2.63	$1.61

Holders

As of February 20, 2017 there were approximately 42 registered holders of record of our common stock. These figures do not reflect the beneficial ownership or shares held in nominee name.

Dividend Policy

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

Recent Sales of Unregistered Securities

On December 18, 2015, we entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over a 30-month period. Upon execution of the Aspire Purchase Agreement, we sold 500,000 shares of common stock (the “Initial Purchase Shares”) at $2.00 per share to Aspire Capital for proceeds of $1,000,000. In consideration for entering into the Aspire Purchase Agreement, we also issued to Aspire Capital 188,864 shares of our common stock (the “Commitment Shares”) concurrently with the execution of the Aspire Purchase Agreement. As of the date of this Annual Report, we have issued an aggregate of 1,577,699 shares to Aspire Capital for gross proceeds of $3.0 million. The issuance of the Initial Purchase Shares and the Commitment Shares were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

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

Proceeds from the initial public offering have been used to fund our Phase 2b/3 trials and product development, including a $0.8 million payment to exercise an option with a research and development supplies. A portion of the proceeds ($227,250) was used to pay the annual bonuses earned by Andrew and Ira Ritter for 2015, based upon the achievement of specific performance goals, pursuant to the terms of their respective offer letters. Remaining proceeds from the initial public offering were spent to support general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property. Therefore, our net cash proceeds from our initial public offering were expended as of December 31, 2016.

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

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. We are advancing human gut health research by exploring the metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics into applications intended to have a meaningful impact on a patient’s health. We have completed a Phase 2a clinical trial of our leading product candidate, RP-G28, an orally administered, high purity oligosaccharide. We initiated a Phase 2b/3 clinical trial of RP-G28 in March 2016 with enrollment completed in August 2016. In October 2016, the last patient completed dosing and all monitoring visits in our Phase 2b/3 clinical trial of RP-G28 for the treatment of lactose intolerance. Topline results of the trial are expected to be announced in the first quarter of 2017.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception. Prior to our initial public offering, we funded our operations primarily through the private placement of preferred stock, common stock and promissory notes.

On June 24, 2015, our registration statement on Form S-1 (File No. 333-202924) relating to our initial public offering of common stock was declared effective by the SEC. The shares began trading on the NASDAQ Capital Market on June 24, 2015. The initial public offering closed on June 29, 2015, and 4,000,000 shares of common stock were sold at an initial public offering price of $5.00 per share, for aggregate gross proceeds to us of $20 million. After deducting underwriting discounts and commissions and other offering expenses payable by us, net proceeds were approximately $17.4 million.

On October 31, 2016, we closed a public offering of 2,127,660 shares of our common stock at a price to the public of $2.35 per share, for net proceeds of approximately $4.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us in the offering.

We have incurred net losses in each year since our inception, including a net loss of approximately $18.4 million for the year ended December 31, 2016. We had an accumulated deficit of approximately $45.5 million as of December 31, 2016. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for RP-G28, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital in addition to the net proceeds received in our initial public offering and follow-on offering, and any proceeds received from our sale of shares of common stock to Aspire Capital pursuant to the Aspire Purchase Agreement, prior to the commercialization of RP-G28. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

From inception through December 31, 2016, we have incurred approximately $19.2 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

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

A change in the outcome of any of these variables with respect to the development of RP-G28 could mean a significant change in the costs and timing associated with its development. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of RP-G28 or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

RP-G28

Our research and development resources are focused on completing our Phase 2b/3 clinical trial and any other clinical and nonclinical studies and other work needed to submit RP-G28 for the reduction of symptoms associated with lactose intolerance in patients for regulatory approval in the United States and Europe. We have incurred and expect to continue to incur expenses in connection with these efforts.

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

Interest Income

Interest income consists of interest earned on our cash.

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

Stock-Based Compensation

Stock-based compensation cost for equity awards granted to employees and nonemployees is measured at the grant date based on the calculated fair value of the award using the Black-Scholes option-pricing model, and is recognized as an expense, under the straight-line method, over the requisite service period (generally the vesting period of the equity grant). If we determine that other methods are more reasonable, or other methods for calculating these assumptions are prescribed by regulators, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives would result in an increase to stock-based compensation expense to non-employees determined at the date of grant.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Results of Operations

Comparison of the years ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	For the Years Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Statements of Operations Data:
Operating costs and expenses
Research and development	$13,292,488	$2,260,297	$11,032,191	488%
Patent costs	272,514	243,463	29,051	12%
General and administrative	4,881,725	6,404,643	(1,522,918)	(24)%
Total operating costs and expenses	18,446,727	8,908,403	9,538,324	107%
Loss from operations	(18,446,727)	(8,908,403)	(9,538,324)	107%
Other income
Interest income	60,879	40,876	20,003	49%
Other income	1,214	79,756	(78,542)	(98)%
Total other income	62,093	120,632	(58,539)	(49)%
Net loss	$(18,384,634)	$(8,787,771)	$(9,596,863)	109%

Research and Development Expenses

Research and development expenses increased by approximately $11.0 million, or 488%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The majority of the increase was due to costs incurred in connection with our Phase 2b/3 clinical trial that was initiated in March 2016. An increase of approximately $11.1 million was attributable to fees paid to our third-party CRO as part of our Phase 2b/3 clinical trial, offset by approximately $0.3 lower manufacturing costs and approximately $0.5 lower pre-trial research fees. The remaining $0.6 million increase was the result of higher consulting fees and new costs incurred for the onset of a 12-month extension study to evaluate the long-term durability of treatment. There was no clinical trial during the 2015 year.

Patent Costs

Patent costs were approximately $273,000 and $243,000 for the years ended December 31, 2016 and 2015, respectively, representing an increase of approximately $29,000, or 12%. The increase was primarily due to overall timing of certain costs related to our maintenance of patent rights, our prosecution of patents for an increased number of patents and our application for the issuance of patents as well as our preparation to file national phase applications in certain foreign countries. During 2016, three patents were issued - U.S. Patent Nos. 9,200,303, 9,226,933 and 9,370,532.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.5 million, or 24%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in general and administrative expenses was mainly due to a decrease in stock-based compensation expense of approximately $1.5 million. The increase in cost of being a public company for the full year 2016 was offset by lower expenses as a result of cost containment practices.

Other Income

Interest income increased by approximately $20,000, or 49%, during the year ended December 31, 2016 as compared to the year ended December 31, 2015, due to the longer period interest earned on cash balances from the net proceeds of our initial public offering. Other income decreased by approximately $79,000, or 98%, during year ended December 31, 2016 as compared to the same 2015 period, as gains on the settlement of accounts payable during the year ended December 31, 2015 were not realized during the same 2016 period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of December 31, 2016, we had an accumulated deficit of approximately $45.5 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At December 31, 2016, we had working capital of $4.1 million, and cash of $7.0 million. We have not generated any product revenues and have not achieved profitable operations.

Aspire Capital Financing Arrangement

On December 18, 2015, we entered into the Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 30-month term of the Aspire Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 188,864 shares of our common stock as a commitment fee, or the Commitment Shares. Upon execution of the Aspire Purchase Agreement, we sold 500,000 shares of common stock to Aspire Capital at $2.00 per share for proceeds of $1.0 million. On December 8, 2016, we sold the remaining 888,835 shares of common stock available pursuant to the terms of the Aspire Purchase Agreement to Aspire Capital at $2.28 per share for proceeds of $2.0 million. As of December 31, 2016, we have issued an aggregate of 1,577,699 shares of our common stock to Aspire Capital under the Purchase Agreement for aggregate proceeds of approximately $3.0 million.

On any trading day on which the closing sale price of our common stock exceeds $0.50, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per trading day, for up to $7.0 million of our common stock in the aggregate at a per share price (the “Purchase Price”), calculated by reference to the prevailing market price of our common stock (as provided in the Aspire Purchase Agreement).

In addition, any date on which we submit a Purchase Notice for 100,000 shares to Aspire Capital and the closing sale price of our stock is equal to or greater than $0.50 per share of common stock, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each a “VWAP Purchase Notice”), directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on the Nasdaq Capital Market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine (the “VWAP Purchase Share Volume Maximum”), and a minimum trading price (the “VWAP Minimum Price Threshold”) (as more specifically described below). The purchase price per share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) is calculated by reference to the prevailing market price of our common stock (as provided in the Aspire Purchase Agreement).

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

October 2016 Public Offering

On October 31, 2016, we closed a public offering of 2,127,660 shares of our common stock at a price to the public of $2.35 per share, for net proceeds of approximately $4.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us in the offering. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration Number 333-213087).

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Year Ended December 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(15,208,718)	$(5,721,565)
Investing activities	(8,063)	(16,999)
Financing activities	6,443,497	18,810,882
Net (decrease) increase in cash	$(8,773,284)	$13,072,318

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $15.2 million during the year ended December 31, 2016 compared to $5.7 million during the year ended December 31, 2015. The increase in cash used in operating activities was driven by the initiation of our Phase 2b/3 clinical trial in March 2016. Patient enrollment was completed in August 2016 and the last patient was dosed in October 2016. A total of 377 patients enrolled at 18 clinical sites throughout the United States. There was no clinical trial during 2015.

Investing Activities

Net cash used in investing activities of was approximately $8,000 during the year ended December 31, 2016 compared to approximately $17,000 for the year ended December 31, 2015 due to the reduction in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $6.4 million during the year ended December 31, 2016 compared to $18.8 million during the year ended December 31, 2015. As described below, during the 2015 year, we received proceeds from our initial public offering whereas we did not have the same level of financing activities during the 2016, resulting in the decrease.

Net cash provided by financing activities of approximately $6.4 million during the year ended December 31, 2016 was due to net proceeds from the October 2016 follow-on offering of approximately $4.4 million and issuance of shares to Aspire Capital under the Aspire Purchase Agreement of approximately $2.0 million. Net cash provided by financing activities of approximately $18.8 million during the year ended December 31, 2015 was attributable to the net proceeds of approximately $17.4 million received upon closing of our initial public offering, selling 4,000,000 shares of our common stock. Additionally, proceeds of $1.0 million were received in connection with the sale of shares of our common stock to Aspire Capital pursuant to the Aspire Purchase Agreement.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, together with interest and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the Aspire Purchase Agreement, will enable us to fund our operating expenses and capital expenditure requirements through 2017. We intend to devote our existing financial resources to fund the continued clinical development of RP-G28, including completion of our Phase 2b/3 trial and extension study; to fund expenses associated with the manufacture and product development of RP-G28; to explore potential orphan indications; and for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Our future capital requirements will depend on many factors, including:

●	the progress, costs, results of and timing of completing our Phase 2b/3 clinical trial and extension study;

●	the willingness of the EMA or other regulatory agencies outside the United States to accept our Phase 2b/3 and any Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;

●	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;

●	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

●	the ability of our product candidates to progress through clinical development successfully;

●	our need to expand our research and development activities;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;

●	market acceptance of our product candidates;

●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the effect of competing technological and market developments;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

●	the costs of operating as a public company.

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

On March 30, 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Among other things, ASU 2016-09 requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense or benefit. ASU 2016-09 also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities in the statement of cash flows. The guidance is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this standard did not have any impact on the Company’s financial statements.

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

Other accounting standards updates effective after December 31, 2016, are not expected to have a material effect on our financial position, annual results of operations and/or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and the reports of our independent registered accounting firm required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and vice president finance (our principal financial officer), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and vice president finance, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide a reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitation. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and vice president finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016, the end of our most recent fiscal year.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item with respect to our directors and executive officers will be contained in our 2017 Proxy Statement under the caption “Board of Directors and Corporate Governance—The Board of Directors in General” and “—Executive Officers” and is incorporated by reference into Item 10 of this Annual Report.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2017 Proxy Statement under the caption “Ownership of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference into Item 10 of this Annual Report.

The information required by this item with respect to Audit Committee matters will be contained in our 2017 Proxy Statement under the caption “Board of Directors and Corporate Governance—Committees of the Board of Directors—Audit Committee” and is incorporated by reference into Item 10 of this Annual Report.

The information required by this item with respect to our Code of Business Conduct and Ethics will be contained in our 2017 Proxy Statement under the caption “Board of Directors and Corporate Governance – Code of Business Conduct and Ethics” and is incorporated by reference into item 10 of this Annual Report.

Item 11. Executive Compensation

Summary Compensation Table (2016 and 2015)

The following table sets forth the compensation paid or earned for the fiscal years ended December 31, 2016 and 2015 to our named executive officers for each of those years, who are comprised of (1) our principal executive officer for such year, and (2) our next two highest compensated executive officers other than the principal executive officer (whose compensation exceeded $100,000).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards(1) ($)	Nonequity Incentive Compensation ($)		All Other Compensation ($)		Total ($)
Michael D. Step	2016	$376,269	$—		$126,280	—		$—		$502,549
Chief Executive Officer	2015	$348,692	$—		$—	—		$—		$348,692

Andrew J. Ritter	2016	$324,010	$117,180	(2)	$490,394	—		$—		$931,584
President	2015	$259,260	$124,000	(2)	$—	$225,000	(3)	$109,952	(4)	$718,212

Ira E. Ritter	2016	$308,332	$97,571	(2)	$490,394	—		$—		$896,297
Executive Chairman and	2015	$249,980	$103,250	(2)	$—	225,000	(3)	$7,157	(4)	$585,387
Chief Strategic Officer

(1)	Represent the grant date fair value of the option awards granted during the years presented, determined in accordance with FASB ASC Topic 718. We utilize the Black-Scholes option-pricing model to value awards. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected stock-price volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

(2)	Represents annual bonuses earned for 2016 and 2015 based upon the achievement of specific performance goals, pursuant to the terms of their respective offer letters. For 2016, the annual bonuses earned were equal to 90% of the target bonus opportunities for each of Andrew Ritter (target bonus equal to 40% of his base salary) and Ira Ritter (target bonus equal to 35% of his base salary). For 2015, the annual bonuses earned were equal to 100% of the target bonus opportunities for each of Andrew Ritter (target bonus equal to 40% of his base salary) and Ira Ritter (target bonus equal to 35% of his base salary).

(3)	For 2015, represents cash bonuses of $75,000 and $150,000 attributable to the Clinical Trial Funding Commitment Bonus Opportunities and the Fundraising Bonus Opportunities, respectively (as described below under “Compensation Arrangements with Andrew Ritter and Ira Ritter”), paid to each of Andrew Ritter and Ira Ritter.

(4)	For 2015, represents auto allowances of $4,952 and $7,157 paid on behalf of Andrew Ritter and Ira Ritter, respectively. Also represents $105,000 paid as tuition reimbursement pursuant to Andrew Ritter’s offer letter.

Narrative to Summary Compensation Table

Letter Agreement with Michael D. Step

On December 2, 2014, we entered into a letter agreement (the “Step Letter Agreement”), with Mr. Step, our current Chief Executive Officer, setting forth the terms of his employment. The Step Letter Agreement provides that Mr. Step will be entitled to an annual base salary of $360,000. Pursuant to the Step Letter Agreement, Mr. Step was also entitled to receive three stock options.

The first two options entitle Mr. Step to purchase 646,537 and 73,377 shares of Common Stock of the Company, respectively, for an exercise price of $5.86 per share. Each of these options was immediately exercisable in full as of the date of the grant, with 44/48ths of the total number of shares covered by each option subject to a right of repurchase by the Company upon termination of Mr. Step’s employment with us for any reason. This right of repurchase will lapse over a period of 44 months, with 1/44th of the total number of shares subject to the right of repurchase lapsing on January 1, 2015 and on the first day of each month thereafter. In addition, the right of repurchase will lapse in its entirety upon a termination of the employment of Mr. Step by us without Cause or by Mr. Step with Good Reason and upon a Termination upon a Change in Control.

The third option became exercisable upon the closing of our initial public offering on June 29, 2015. Pursuant to the terms of the agreement, the option is exercisable for a total of 163,799 shares of our Common Stock, which, together with the shares subject to the first option, represent 7.5% of the shares of Common Stock deemed to be outstanding at June 29, 2015 on a fully-diluted basis, after giving effect to the number of shares subject to the third option. Seventy-five percent of the shares subject to the third option are subject to a right of repurchase by us upon termination of Mr. Step’s employment for any reason. This right of repurchase will lapse with respect to 1/36th of the total number of shares subject to the right of repurchase on the first day of each month following the date on which the third option first becomes exercisable. In addition, the right of repurchase will lapse in its entirety upon Mr. Step’s termination of employment under certain circumstances.

For purposes of the Step Letter Agreement, the terms “Cause,” “Good Reason,” and “Termination upon a Change in Control” each have the meanings ascribed to such terms in the Executive Severance & Change in Control Agreement described below.

Compensation Arrangements with Andrew Ritter and Ira Ritter

On September 25, 2013, our board of directors approved the Executive Compensation Plan setting forth certain compensation to be paid to Andrew Ritter and Ira Ritter for their contributions to the Company. Effective June 29, 2015, in connection with our initial public offering, Andrew Ritter and Ira Ritter accepted offer letters from us setting for the terms of their employment as President and Chief Strategic Officer, respectively. The offer letter superseded the Executive Compensation Plan.

Executive Compensation Plan

Pursuant to the terms of the Executive Compensation Plan Andrew Ritter’s salary was $225,000 per year and Ira Ritter’s salary was $210,000 per year. Andrew Ritter was entitled to an annual car allowance of up to $8,400 and Ira Ritter was entitled to an annual car allowance of up to $12,000. Any car allowance claimed by Andrew or Ira Ritter would result in an automatic reduction in such person’s base salary then in effect.

Under the Executive Compensation Plan, each of Andrew and Ira Ritter had bonus opportunities to receive cash payments and options to purchase up to 48,951 shares of the Common Stock (each referred to in this section as an “Executive Option Grant”) as described below. On December 2, 2014, they also each received an option to purchase up to 432,434 shares of the Common Stock. See “Outstanding Equity Awards at 2015 Fiscal Year-End” for additional information regarding these options.

Pursuant to the terms of the Executive Compensation Plan, Andrew and Ira Ritter were entitled to the following cash and equity payments upon the satisfaction of the events described below:

●	FDA Meeting Bonus Opportunities. In April 2013, Andrew and Ira Ritter each received a one-time cash bonus of $10,000 for meeting with the FDA regarding RP-G28’s pathway to FDA approval. Upon satisfaction of this milestone, 2,360 shares under the Executive Option Grant vested and became exercisable as of September 25, 2013. An additional 1,136 shares were to vest ratably on a monthly basis beginning on September 30, 2013.

●	Clinical Trial Funding Commitment Bonus Opportunities. Pursuant to the terms of the Executive Compensation Plan, Andrew and Ira Ritter were each entitled to receive a one-time cash bonus of $75,000 upon the Company’s receipt of a commitment by a third party to fund a Phase 2 or later clinical trial whether or not any such committed funds were paid directly to the Company; provided, however, that no such bonus would be paid at any time the Company has less than $2,000,000 in available cash. In addition, the Executive Compensation Plan provided that upon the satisfaction of this milestone, 35% of 10,489 shares of each of their Executive Option Grants would vest, with the balance of such 10,489 shares vesting in 36 equal monthly installments beginning on the last day of the following month. The board of directors determined that this milestone was satisfied; accordingly, each executive received the cash bonus and 3,671 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 6,818 shares vesting ratably on a monthly basis beginning July 31, 2015.

●	Fundraising Bonus Opportunities. Pursuant to the terms of the Executive Compensation Plan, Andrew and Ira Ritter were each entitled to receive (i) a one-time cash bonus of $50,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012, and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $2,000,000 and (ii) a one-time cash bonus of $150,000 upon the sale of additional equity capital for cash, in one or more closings after July 17, 2012 and/or the actual deployment of funds by a third party for a clinical trial in an aggregate amount in excess of $10,000,000 (which such bonus would be reduced by any cash bonus paid under subsection (i)); provided, however, that no bonus under subsection (i) or (ii) would be paid at any time the Company has less than $2,000,000 in available cash. In addition, upon the satisfaction of the milestone described in subsection (i), 35% of 6,993 shares of each of their Executive Option Grants would vest, with the balance of the 6,993 shares vesting in 36 equal monthly installments beginning on the last day of the following month, and, upon satisfaction of the milestone described in subsection (ii), 35% of 13,986 shares of each of their Executive Option Grants would vest, with the balance of the 13,986 shares vesting in 36 monthly installments beginning on the last day of the following month. The board of directors determined that the milestone as described in subsection (ii) above was satisfied upon the closing of the Company’s initial public offering on June 29, 2015 raising approximately $17.4 million, net of offering costs; accordingly, each executive received a bonus of $150,000 and 4,895 shares of the Executive Options vested and became exercisable as of June 29, 2015, with the balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015.

Further, pursuant to the terms of the Executive Compensation Plan, Andrew and Ira Ritter were each entitled to receive the following cash and equity bonus payments in connection with the closing of an exclusive license of RP-G28 and/or any future product candidate developed by the Company from time to time during the term of the Executive Compensation Plan by and/or any option to exclusively license such product candidate to a third party (referred to under the Executive Compensation Plan as a “License Event”) with a minimum upfront payment to the Company of $2,000,000:

●	A graduated cash bonus equal to (i) 5% of the Initial Period License Payment (as defined below) up to $5,000,000; (ii) 4% of the Initial Period License Payment in excess of $5,000,000 up to $10,000,000; and (iii) 3% of the Initial Period License Payment in excess of $10,000,000. In addition, upon the Company’s receipt of an Initial Period License Payment of more than $2,000,000, 35% of 45,454 shares of their Executive Option Grants would vest, with the balance of the 45,454 shares vesting in 36 monthly installments beginning on the last day of the following month.

●	A cash bonus equal to 3% of any Annual Excess Milestone Payments (as defined below); provided, however that no such bonus would be paid at any time the Company has less than $1,000,000 in available cash. In addition, upon the Company’s receipt of an Annual Excess Milestone Payment, 35% of 6,993 shares of their Executive Option Grants would vest and become exercisable, with the balance of the 6,993 shares vesting in 36 monthly installments beginning on the last day of the following month.

Notwithstanding any of the vesting provisions described above, the total potential number of shares under the Executive Option Grant that could vest would not exceed 48,951 and the Executive Option Grant automatically terminated for any shares for which a vesting date or performance condition had not been met by September 25, 2015. Accordingly, as of September 30, 2015, 27,972 of the maximum 48,951 Executive Option Grants potentially issuable to Andrew and Ira Ritter had been issued to each executive subject to the vesting conditions described above.

For purposes of the Executive Compensation Plan, the term “Initial Period License Payment” meant the aggregate amount in cash received by the Company (not including any amount placed in escrow or subject to earn-outs, contingencies or other deferrals or earmarked to pay or reimburse the Company for research and development activities) in respect of the License Event over a 24 month period beginning on the closing date of such License Event (which period is referred to therein as the “Initial Period”). The term “Annual Excess Milestone Payments” meant the amount in cash in excess of $2,000,000 (not including any amounts placed in escrow or subject to earn-outs, contingencies or other deferrals) that was received by the Company in respect of any Post-Closing Milestones (as defined below) in each 12-month period beginning on the expiration of the Initial Period. The term “Post-Closing Milestones” meant any post-closing payouts set forth in the definitive transaction documentation executed in connection with a License Event; provided, however, that such amounts would not include any amounts that were determined by the board of directors to comprise all or any portion of any upfront payment made in connection with a License Event and any royalty payment based on product sales.

Under the terms of the Executive Compensation Plan, receipt by the Company of more than one bona fide term sheet for a proposed License Event with respect to RP-G28 would result in the payment of an additional 10% of any cash bonus earned as Clinical Trial and Fundraising Bonus or a License Event Bonus.

Offer Letters with Andrew Ritter and Ira Ritter

The compensation terms outlined in the offer letters, which became effective June 29, 2015, superseded and replaced those provided in the Executive Compensation Plan, which is described above, other than certain provisions related to the bonus opportunities. The offer letters provide that Andrew Ritter is entitled to an annual base salary of $310,000 and Ira Ritter is entitled to an annual base salary of $295,000. In accordance with his offer letter, Andrew Ritter also became entitled to receive up to $180,000 payable over a three-year period for tuition reimbursement.

Pursuant to their respective offer letters, Andrew Ritter and Ira Ritter each have the opportunity to earn an annual bonus based upon a percentage of their base salary and the achievement of specific performance as determined by the Company. The initial target bonus opportunities are 40% and 35% of the base salary for Andrew Ritter and Ira Ritter, respectively.

2008 Stock Plan

Our 2008 Stock Plan permitted us to grant non-statutory stock options, incentive stock options and restricted stock to our employees, directors and consultants; however, incentive stock options may only be granted to our employees. The maximum aggregate number of shares of Common Stock that were issuable under the 2008 Stock Plan was 2,046,158 shares, after giving effect to the 1-for-7.15 reverse stock split. Beginning June 29, 2015, no further awards may be issued under the 2008 Stock Plan.

The 2008 Stock Plan is administered by either our board of directors or a committee of our board of directors, which in either case, we refer to as the Administrator. The Administrator has full authority and discretion to, among other things, determine the terms and conditions of any awards granted under the 2008 Stock Plan, and construe and interpret the terms of the 2008 Stock Plan and any awards granted thereunder.

Stock Options. Each option will be designated in the option agreement as either an incentive stock option or a nonstatutory stock option. Notwithstanding such designation, however, to the extent that the aggregate Fair Market Value (as defined in the 2008 Stock Plan) of the shares with respect to which an incentive stock option is exercisable for the first time by the optionee during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options. The term of any stock option awarded under the 2008 Stock Plan will not exceed 10 years from the date of grant. In the case of an incentive stock option granted to a person who, at the time the stock option is granted, owns stock representing more than 10% of the voting power of all classes of our stock or any parent or subsidiary, who we refer to as a 10% Holder, the term of the option will be five years from the date of grant or such shorter period as may be provided in the option agreement. The per share exercise price for shares to be issued upon exercise of an option will be such price as is determined by the Administrator, but will be (i) in the case of an incentive stock option, (A) granted to an employee who, at the time of grant of such option, is a 10% Holder, no less than 110% of the Fair Market Value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the Fair Market Value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the Fair Market Value per share on the date of grant. The consideration to be paid for the shares to be issued upon exercise of a stock option, including the method of payment, will be determined by the Administrator (and, in the case of an incentive stock option, will be determined at the time of grant). Such consideration may consist of, without limitation, (1) cash, (2) check, (3) promissory note, (4) other shares (provided that such shares have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the shares as to which such option may be exercised and provided that accepting such shares, in the sole discretion of the Administrator, will not result in any adverse accounting consequences to the Company), (5) consideration received by us under a cashless exercise program we have implemented in connection with the 2008 Stock Plan, or (6) such other consideration and method of payment for the issuance of shares to the extent permitted by applicable laws, or (7) any combination of the foregoing methods of payment.

Restricted Stock. Restricted stock may be issued either alone, in addition to, or in tandem with other awards granted under the 2008 Stock Plan and/or cash awards made outside of the 2008 Stock Plan, at a purchase price determined by the Administrator. Any restricted stock granted under the 2008 Stock Plan will be subject to the terms and conditions of a restricted stock purchase agreement, which, unless the Administrator determines otherwise, will grant us a repurchase option according to terms the Administrator determines. The term of each restricted stock award will be no more than 10 years from the date of grant.

Under the 2008 Stock Plan, if an optionee ceases to be an employee, director, consultant, such optionee may exercise his or her option within 30 days of termination, or such longer period of time as specified in the option agreement, to the extent that the option is vested on the date of termination (but in no event later than the expiration of the term of the option as set forth in the option agreement). Unless the Administrator provides otherwise, if, on the date of termination, the optionee is not vested as to his or her entire option, the shares covered by the unvested portion of the option will revert to the 2008 Stock Plan. If, after termination, the optionee does not exercise his or her option within the time specified by the Administrator, the option will terminate, and the shares covered by such option will revert to the 2008 Stock Plan. Unless the Administrator provides otherwise, or except as otherwise required by applicable laws, vesting of options granted to employees, officers and directors will be suspended during any unpaid leave of absence. For purposes of incentive stock options, no such leave may exceed 90 days, unless reemployment upon expiration of such leave is guaranteed by statute or contract. If reemployment upon expiration of a leave of absence approved by us is not so guaranteed, then six months following the first day of such leave, any incentive stock option held by the optionee will be treated for tax purposes as a nonstatutory stock option.

If an optionee ceases to be an employee, director, consultant as a result of the optionee’s Disability (as defined in the 2008 Stock Plan), the optionee may exercise his or her option within six months of termination, or such longer period of time as specified in the option agreement, to the extent the option is vested on the date of termination (but in no event later than the expiration of the term of the option as set forth in the option agreement). Unless the Administrator provides otherwise, if, on the date of termination, the optionee is not vested as to his or her entire option, the shares covered by the unvested portion of the option will revert to the 2008 Stock Plan. If, after termination, the optionee does not exercise his or her option within the time specified, the option will terminate, and the shares covered by such option will revert to the 2008 Stock Plan.

If an optionee dies while an employee, director, consultant, the option may be exercised within six months following the optionee’s death, or such longer period of time as specified in the option agreement, to the extent the option is vested on the date of termination (but in no event later than the expiration of the term of the option as set forth in the option agreement) by the optionee’s designated beneficiary; provided such beneficiary has been designated prior to optionee’s death in a form acceptable to the Administrator. If no such beneficiary has been designated by the optionee, then such option may be exercised by the personal representative of the optionee’s estate or by the person(s) to whom the option is transferred pursuant to the optionee’s will or in accordance with the laws of descent and distribution. If, at the time of death, the optionee is not vested as to his or her entire option, the shares covered by the unvested portion of the option will revert to the 2008 Stock Plan. If the option is not so exercised within the time specified, the option will terminate, and the shares covered by such option will revert to the 2008 Stock Plan.

If an option or restricted stock purchase right expires or becomes unexercisable without having been exercised in full, or is surrendered pursuant to an exchange program, the unpurchased shares that were subject to such award will become available for future grant or sale under the 2008 Stock Plan (unless the 2008 Stock Plan has terminated). However, shares that have actually been issued under the 2008 Stock Plan, upon exercise of either an option or restricted stock purchase right, will not be returned to the 2008 Stock Plan and will not become available for future distribution under the 2008 Stock Plan, except that if unvested shares of restricted stock are repurchased by us at their original purchase price, such shares will become available for future grant under the 2008 Stock Plan.

Unless determined otherwise by the Administrator, options and restricted stock purchase rights may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner, and may be exercised only by the optionee during such person’s lifetime.

In the event that any dividend or other distribution (whether in the form of cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of our shares or other securities, or other change in our corporate structure affecting the shares occurs, the Administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2008 Stock Plan, will adjust the number of and class of shares that may be delivered under the 2008 Stock Plan and/or the number, class and price of shares covered by each outstanding option or stock purchase right; provided, however, that the Administrator will make such adjustments to the extent required by Section 25102(o) of the California Corporations Code.

The board of directors may at any time amend, alter, suspend or terminate the 2008 Stock Plan, but must obtain stockholder approval of any amendment to the extent necessary and desirable to comply with applicable laws. No amendment, alteration, suspension or termination of the 2008 Stock Plan may impair the rights of any optionee, unless otherwise mutually agreed in writing by the optionee and the Administrator. The 2008 Stock Plan will continue in effect for a term of ten years from the later of (a) the effective date of the Plan or (b) the earlier of the most recent board or stockholder approval of an increase in the number of shares reserved for issuance under the 2008 Stock Plan.

2009 Stock Plan

Our 2009 Stock Plan permitted us to grant non-statutory stock options, incentive stock options and stock purchase rights to our employees, outside directors and consultants; however, incentive stock options could only be granted to our employees. The maximum aggregate number of shares of Common Stock that were issuable under the 2009 Stock Plan was 69,930 shares, after giving effect to the 1-for-7.15 reverse stock split. Beginning June 29, 2015, no further awards may be issued under the 2009 Stock Plan.

The 2009 Stock Plan is administered by either our board of directors or a committee of our board of directors, which in either case, we refer to as the Administrator. The Administrator has full authority and discretion to, among other things, determine the terms and conditions of any awards granted under the 2009 Stock Plan, and construe and interpret the terms of the 2009 Stock Plan and any awards granted thereunder.

Stock Options. Each option will be designated in the option agreement as either an incentive stock option or a nonstatutory stock option. Notwithstanding such designation, however, to the extent that the aggregate Fair Market Value (as defined in the 2009 Stock Plan) of the shares with respect to which an incentive stock option is exercisable for the first time by the optionee during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options. The term of any stock option awarded under the 2009 Stock Plan shall not exceed 10 years from the date of grant. In the case of an incentive stock option granted to a person who, at the time the stock option is granted, owns stock representing more than 10% of the voting power of all classes of our stock or any parent or subsidiary of, who we refer to as a 10% Holder, the term of the option will be five years from the date of grant or such shorter period as may be provided in the option agreement. The per share exercise price for shares to be issued upon exercise of an option will be such price as is determined by the Administrator, but will be (i) in the case of an incentive stock option, (A) granted to an employee who, at the time of grant of such option, is a 10% Holder, no less than 110% of the Fair Market Value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the Fair Market Value per share on the date of grant; and (ii) in the case of a nonstatutory stock option, no less than 100% of the Fair Market Value per share on the date of grant. The consideration to be paid for the shares to be issued upon exercise of a stock option, including the method of payment, will be determined by the Administrator (and, in the case of an incentive stock option, will be determined at the time of grant). Such consideration may consist of, without limitation, (1) cash, (2) check, (3) promissory note, (4) other shares (provided shares acquired directly from us (x) have been owned by the optionee for more than six months of the date of surrender and (y) have a Fair Market Value of the date of surrender equal to the aggregate exercise price of the shares as to which such option may be exercised), (5) consideration received by us under a cashless exercise program we have implemented in connection with the 2009 Stock Plan, or (6) any combination of the foregoing methods of payment.

Stock Purchase Rights. Stock Purchase Rights may be issued either alone, in addition to, or in tandem with other awards granted under the 2009 Stock Plan and/or cash awards made outside of the 2009 Stock Plan, and will entitle the recipient to purchase shares of our Common Stock at a purchase price determined by the Administrator. Any stock purchase rights granted under the 2009 Stock Plan will be subject to the terms and conditions of a restricted stock purchase agreement, which, unless the Administrator determines otherwise, will grant us a repurchase option exercisable within 90 days of the voluntary or involuntary termination of the purchaser’s service with us for any reason (including death or disability) at the original price paid by the purchase, which may be paid by us by cancellation of any indebtedness of the purchaser to us, and which right will lapse at such rate as the Administrator may determine.

Under the 2009 Stock Plan, if an optionee ceases to be an employee, director, consultant (or other permitted recipient under Rule 701 under the Securities Act), such optionee may exercise his or her option within 30 days of termination, or such longer period of time as specified in the option agreement, to the extent that the option is vested on the date of termination (but in no event later than the expiration of the term of the option as set forth in the option agreement, and in the case of an incentive stock option, in no event later than the earlier of three months after the date of termination and the expiration of the term of the option as set forth in the option agreement). If, on the date of termination, the optionee is not vested as to his or her entire option, the shares covered by the unvested portion of the option will revert to the 2009 Stock Plan. If, after termination, the optionee does not exercise his or her option within the time specified by the Administrator, the option will terminate, and the shares covered by such option will revert to the 2009 Stock Plan. Unless the Administrator provides otherwise, vesting of options granted to employees, officers and directors will be suspended during any unpaid leave of absence. For purposes of incentive stock options, no such leave may exceed 90 days, unless reemployment upon expiration of such leave is guaranteed by statute or contract. If reemployment upon expiration of a leave of absence approved by us is not so guaranteed, then following the 91st day of such leave, any incentive stock option held by the optionee will cease to be treated as an incentive stock option and will instead be treated for tax purposes as a nonstatutory stock option.

If an optionee ceases to be an employee, director, consultant (or other permitted recipient under Rule 701 under the Securities Act), as a result of the optionee’s Disability (as defined in the 2009 Stock Plan), the optionee may exercise his or her option within six months of termination, or such longer period of time as specified in the option agreement, to the extent the option is vested on the date of termination (but in no event later than the expiration of the term of the option as set forth in the option agreement, and in the case of an incentive stock option, in no event later than the earlier of three months after the date of termination and the expiration of the term of the option as set forth in the option agreement). If, on the date of termination, the optionee is not vested as to his or her entire option, the shares covered by the unvested portion of the option will revert to the 2009 Stock Plan. If, after termination, the optionee does not exercise his or her option within the time specified by the Administrator, the option will terminate, and the shares covered by such option will revert to the 2009 Stock Plan.

If an optionee dies while an employee, director, consultant (or other permitted recipient under Rule 701 under the Securities Act), the option may be exercised within six months following the optionee’s death, or such longer period of time as specified in the option agreement, to the extent the option is vested on the date of termination (but in no event later than the expiration of the term of the option as set forth in the option agreement) by the optionee’s designated beneficiary; provided such beneficiary has been designated prior to optionee’s death in a form acceptable to the Administrator. If no such beneficiary has been designated by the optionee, then such option may be exercised by the personal representative of the optionee’s estate or by the person(s) to whom the option is transferred pursuant to the optionee’s will or in accordance with the laws of descent and distribution. If, at the time of death, the optionee is not vested as to his or her entire option, the shares covered by the unvested portion of the option will revert to the 2009 Stock Plan. If the option is not so exercised within the time specified above, the option will terminate, and the shares covered by such option will revert to the 2009 Stock Plan.

If an option or stock purchase right expires or becomes unexercisable without having been exercised in full, the unpurchased shares that were subject to such award will become available for future grant or sale under the 2009 Stock Plan (unless the 2009 Stock Plan has terminated). However, shares that have actually been issued under the 2009 Stock Plan, upon exercise of either an option or stock purchase right, will not be returned to the 2009 Stock Plan and will not become available for future distribution under the 2009 Stock Plan, except that if unvested shares of restricted stock are repurchased by us at their original purchase price, such shares will become available for future grant under the 2009 Stock Plan.

Unless determined otherwise by the Administrator, options and stock purchase rights may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner, and may be exercised only by the optionee during such person’s lifetime.

In the event that any dividend or other distribution (whether in the form of cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of our shares or other securities, or other change in our corporate structure affecting the shares occurs, the Administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2009 Stock Plan, may (in its sole discretion) adjust the number of and class of shares that may be delivered under the 2009 Stock Plan and/or the number, class and price of shares covered by each outstanding option or stock purchase right; provided, however, that the Administrator will make such adjustments to the extent required by Section 25102(o) of the California Corporations Code.

The board of directors may at any time amend, alter, suspend or terminate the 2009 Stock Plan, but must obtain stockholder approval of any amendment to the extent necessary and desirable to comply with applicable laws. The 2009 Stock Plan will also be subject to approval by our stockholders prior to the later of  (i) 12 months after the 2009 Stock Plan is adopted or (ii) the date of first grant of an option or stock purchase right to an employee, director or consultant (or other permitted recipient under Rule 701 under the Securities Act) in California. No amendment, alteration, suspension or termination of the 2009 Stock Plan may impair the rights of any optionee, unless otherwise mutually agreed in writing by the optionee and the Administrator.

2015 Equity Incentive Plan

On June 15, 2015, our board of directors approved the 2015 Equity Incentive Plan, and on June 17, 2015, the 2015 Equity Incentive Plan was approved by our stockholders. On June 3, 2016, the stockholders of the Company approved an amendment to the 2015 Equity Incentive Plan at the 2016 Annual Meeting of Stockholders, which, among other things, increased the number of shares that may be issued pursuant to awards under the plan by 475,000 shares of Common Stock.

The purposes of the 2015 Equity Incentive Plan are to optimize the profitability and growth of the Company through long-term incentives that are consistent with the Company’s objectives and that link the interests of award recipients (“Grantees”), to those of the Company’s stockholders; to give award recipients an incentive for excellence in individual performance; to promote teamwork among Grantees; and to give the Company flexibility in attracting and retaining key employees, directors and consultants.

Selected employees, officers and directors of the Company or any subsidiary, and consultants, advisors and independent service providers to the Company and any subsidiary who qualify as a “consultant” under the applicable rules of the SEC for registration of shares on a Form S-8 registration statement, are eligible to receive awards under the 2015 Equity Incentive Plan. The plan administrator may also grant awards to individuals in connection with hiring, retention or otherwise before the date the individual first performs services for the Company or any subsidiary; provided, however, that those awards will not become vested or exercisable before the date the individual first performs services for the Company or any subsidiary.

The number of shares of Common Stock that we may issue pursuant to awards under the 2015 Equity Incentive Plan is (i) 803,289 plus (ii) any shares which were available for grant under the 2008 Stock Plan or the 2009 Stock Plan (collectively, the “Prior Plans”) on the effective date of the 2015 Equity Incentive Plan or were subject to awards under the Prior Plans which, after the effective date of the 2015 Equity Incentive Plan, were or are forfeited or lapse unexercised or are settled in cash and are not issued under the Prior Plans. No more than 803,289 shares of Common Stock may be issued pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “Code”). No awards may be granted under any Prior Plan; however, any awards granted under any Prior Plan that were outstanding as of the effective date of the 2015 Equity Incentive Plan continue to be subject to the terms and conditions of such Prior Plan. The maximum number of shares of Common Stock subject to awards of any combination that may be granted under the 2015 Equity Incentive Plan during any calendar year to any one individual is limited to 300,000 shares; provided, however, that the foregoing limitation will not apply until the earliest of  (a) the first material modification of the 2015 Equity Incentive Plan (including any increase in the number of shares reserved for issuance under the 2015 Equity Incentive Plan); (b) the issuance of all of the shares reserved for issuance under the 2015 Equity Incentive Plan; (c) the first meeting of stockholders at which members of the board of directors are elected that occurs after the close of the third calendar year following the calendar year in which occurred the first registration of an equity security of the Company under Section 12 of the Exchange Act; or (d) such other date required by Section 162(m) of the Code.

These limits will be appropriately adjusted to reflect any stock dividend, stock split, combination or exchange of shares, merger, consolidation or other distribution and/or similar transactions. To the extent that (i) an award terminates, expires, lapses or is forfeited for any reason, (ii) any award is settled in cash (in whole or in part) without the delivery of shares to the Grantee, or (iii) any shares subject to an award under any Prior Plan terminate, expire, lapse or are forfeited for any reason or an award under any Prior Plan is settled for cash (in whole or in part), then any shares subject to the award, to the extent of such termination, expiration, lapse, forfeiture or cash settlement, will again be available for the grant of an award pursuant to the 2015 Equity Incentive Plan. Any shares tendered or withheld to satisfy the grant or exercise prior or tax withholding obligation pursuant to any award will again be available for the grant of an award pursuant to the 2015 Equity Incentive Plan.

The 2015 Equity Incentive Plan may be administered by a committee or subcommittee of the board of directors as the board of directors may appoint from time to time, or by our full board of directors if no committee is designated or for other specific purposes. At present, the 2015 Equity Incentive Plan is administered by our compensation committee. The plan administrator has the full authority and discretion to administer the 2015 Equity Incentive Plan and to take any action that is necessary or advisable in connection with the administration of the 2015 Equity Incentive Plan, including without limitation the authority and discretion to interpret and administer the 2015 Equity Incentive Plan and any award agreement relating to the 2015 Equity Incentive Plan or any award made thereunder, the authority to designate Grantees to receive awards under the 2015 Equity Incentive Plan and to determine the type or types of awards to be granted to such Grantees, the authority to determine the terms and conditions of awards granted under the 2015 Equity Incentive Plan, and the authority to determine whether, to what extent, and pursuant to what circumstances and award may be settled in, or the exercise price of an award may be paid in, cash, shares, other awards, or other property, or an award may be canceled, forfeited or surrendered. The plan administrator’s determinations will be final and conclusive. The plan administrator may delegate certain of its authority to others as specified in the 2015 Equity Incentive Plan.

The 2015 Equity Incentive Plan provides for grants of stock options (including incentive stock options qualifying under Section 422 of the Code and nonstatutory stock options), restricted stock awards, stock appreciation rights, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing.

Stock options. The 2015 Equity Incentive Plan allows the plan administrator to grant incentive stock options, as that term is defined in Section 422 of the Code, or nonqualified stock options. No incentive stock option award may be granted to any person who is not an employee of the Company or any subsidiary. Options must have an exercise price at least equal to the fair market value of the underlying shares on the date of grant. In addition, in the case of incentive stock options granted to a greater than 10% stockholder of the Company, such exercise price may not be less than 110% of the fair market value of the underlying shares on the date of grant. The option holder may pay the exercise price in cash or by check, by tendering shares of Common Stock (including shares issuable in settlement of the award), payment through a broker or by any other means that the plan administrator approves. Options granted under the 2015 Equity Incentive Plan will have a term of no more than 10 years, or five years in the case of incentive stock options granted to a greater than 10% stockholder of the Company; however, the options will expire earlier if the option holder’s service relationship with us terminates or as otherwise provided in an award agreement.

Restricted stock awards. The 2015 Equity Incentive Plan allows the plan administrator to grant restricted stock awards, which issue to the holder a certain number of shares of Common Stock that are subject to restrictions or conditions as the plan administrator deems appropriate, such as time-based or performance-based criteria, and which become vested upon the lapse or satisfaction of such conditions. The plan administrator may apply limitations to any restricted stock award and establish the purchase price (or provide for no purchase price), provided that if a purchase price is established, it may not be less than par value of the shares to be purchased.

Stock appreciation rights. The 2015 Equity Incentive Plan allows the plan administrator to grant awards of stock appreciation rights, which entitle the holder to receive a payment in cash, in shares of Common Stock, or in a combination of both, having an aggregate value equal to the spread on the date of exercise between the fair market value of the underlying shares on that date and the base price of the shares specified in the grant agreement, multiplied by the number of shares specified in the award being exercised and as otherwise provided in an award agreement. Stock appreciation rights may not have a base price of less than 100% of the fair market value of the underlying shares on the date of grant.

Restricted stock units. The 2015 Equity Incentive Plan allows the plan administrator to grant awards of restricted stock units (“RSUs”), which entitle the holder to a number of shares of Common Stock, a cash payment or some combination thereof, upon satisfaction of vesting and other criteria for issuance or upon such later date as specified in the award agreement, as established by the plan administrator in the award agreement.

Other stock-based awards. The 2015 Equity Incentive Plan allows the plan administrator to grant other stock-based stock awards to eligible participants, including dividend equivalent rights, stock payments and/or deferred stock. A dividend equivalent may be granted alone or in conjunction with another type of award, and generally provides for payment, in cash, Common Stock or some combination thereof, of an amount equal to the dividends that would have been payable with respect to a specified number of underlying shares. A stock payment is an award to a Grantee, only upon satisfaction of performance-based criteria or other criteria specified by the plan administrator, of a specified number of shares of Common Stock, or an option to purchase Common Stock, which may be (but is not required to be) in lieu of base salary, bonus, fees or other cash consideration to the Grantee. A deferred stock award is a grant to a Grantee, only upon satisfaction of performance-based criteria or other criteria specified by the plan administrator, of a specified number of shares of Common Stock.

Performance awards. The 2015 Equity Incentive Plan allows the plan administrator to grant performance awards which become payable in Common Stock, in cash or in a combination of Common Stock and cash, on account of attainment of one or more performance goals established by the plan administrator on one or more specified dates or over a specified period or periods. The plan administrator may establish performance goals relating to any of the following: (i) gross or net earnings (either before or after one or more of the following: interest, taxes, depreciation and amortization); (ii) gross or net sales or revenue; (iii) gross or net income or adjusted income (either before or after taxes); (iv) operating earnings or profit; (v) cash flow (including, but not limited to, operating cash flow and free cash flow); (vi) return on assets; (vii) return on capital; (viii) return on stockholders’ equity; (ix) return on sales; (x) gross or net profit or operating margin; (xi) costs; (xii) funds from operations; (xiii) expenses; (xiv) working capital; (xv) earnings per share or adjusted earnings per share; (xvi) price per share of Common Stock; (xvii) regulatory body approval for commercialization of a product; (xviii) implementation or completion of critical projects; (xix) market share; or (xx) total stockholder return; any of which may be measured either in absolute terms or as compared to any incremental increase or decrease or as compared to results of a peer group or to market performance indicators or indices.

The plan administrator may, in its sole discretion, provide that one or more objectively determinable adjustments will be made to one or more of the performance goals described above, such as adjustments to account for changes in the Company’s or segment’s business (e.g., restructuring, acquisition or disposal or discontinuance of a business segment), accounting or financial reporting (e.g., change in accounting principles, significant income or expense or amortization of assets) or for other unusual or non-recurring events, all as further detailed in the 2015 Equity Incentive Plan. For all awards intended to qualify as performance-based compensation, such determinations shall be made within the time periods prescribed by, and otherwise in compliance with, Section 162(m) of the Code.

Amendment and termination. No award will be granted under the 2015 Equity Incentive Plan after the tenth anniversary of the effective date of the 2015 Equity Incentive Plan. Subject to applicable laws and exchange limitations, our board of directors or the plan administrator may terminate, amend or modify the 2015 Equity Incentive Plan, or any portion thereof, at any time. Stockholder approval will be required to (i) increase the limits imposed on the maximum number of shares which may be issued under the 2015 Equity Incentive Plan or as incentive stock options (other than an appropriate adjustment due to stock dividend, stock split, combination or exchange of shares, merger, consolidation or similar circumstance), (ii) reduce the price per share of any outstanding option or stock appreciation right or cancel any such award in exchange for cash when the exercise price per share exceeds the fair market value of the underlying shares, or (iii) materially change the class of persons who are eligible to participate in the 2015 Equity Incentive Plan; provided, however, that no amendment, suspension or termination of the 2015 Equity Incentive Plan may, without the consent of the Grantee, materially impair any rights or obligations under any award granted or awarded thereunder, unless the award itself otherwise expressly so provides.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)		Option Expiration Date
Michael D. Step	26,163		—		$1.14		8/16/2022
	646,537	(1)	—		$5.86		12/2/2024
	73,377	(2)	—		$5.86		12/2/2024
	163,799	(3)	—		$5.86		12/2/2024
	8,542	(4)	73,458	(4)	$1.54		7/5/2026

Andrew J. Ritter	19,575	(5)	8,397	(5)	$1.27		9/25/2023
	20,979		—		$5.86		12/2/2024
	243,245	(6)	189,190	(6)	1	(6)	12/2/2024
	8,542	(7)	73,458	(7)	$1.54		7/5/2026
	—		140,044	(8)	$2.60		10/25/2026

Ira E. Ritter	19,575	(9)	8,397	(9)	$1.27		9/25/2023
	20,979		—		$5.86		12/2/2024
	243,245	(10)	189,190	(10)	1	(10)	12/2/2024
	8,542	(11)	73,458	(11)	$1.54		7/5/2026
	—		140,044	(12)	$2.60		10/25/2026

(1)	This option was granted to Mr. Step on December 2, 2014 and was immediately exercisable in full as of the date of grant. Of the shares subject to this option, 592,659 shares are subject to a right of repurchase in favor of us at a price of $5.86 per share, which right expires ratably over 44 months commencing January 1, 2015 and in full upon a change of control or upon Mr. Step’s employment termination by us without Cause, subject to his continued employment with us (as described in the stock option award agreement).

(2)	This option was granted to Mr. Step on December 2, 2014 and was immediately exercisable in full as of the date of grant. Of the shares subject to this option, 67,262 shares are subject to a right of repurchase in favor of us at a price of $5.86 per share, which rights expires ratably over 44 months commencing January 1, 2015 and in full upon a change of control or upon Mr. Step’s employment termination by us without Cause, subject to his continued employment with us (as described in the stock option award agreement).

(3)	This option was granted to Mr. Step on December 2, 2014. The total number of shares issued under this option equaled the number of shares of Common Stock, together with the 646,537 shares subject to the option granted to Mr. Step on December 2, 2014, representing in the aggregate 7.5% of the shares of Common Stock deemed to be outstanding on a fully-diluted basis as of the date that we raised in the aggregate a minimum of $15,000,000 in one or more private and/or public offerings (a “Qualified Financing”), after giving effect to (i) the issuance of the shares issued in the Qualified Financing, (ii) the issuance of this option and (iii) any adjustments. 75% of the shares subject to the third option are subject to a right of repurchase upon termination of Mr. Step’s employment for any reason, which right expires ratably over 36 months commencing with July 1, 2015 and in full upon a change of control or upon Mr. Step’s employment termination by us without Cause, subject to his continued employment with us (as described in the stock option award agreement).

(4)	This option was granted to Mr. Step on July 5, 2016 for an aggregate of 82,000 shares. The option vests in 48 equal monthly installments, the first of which vested on July 20, 2016 with the balance vesting on the 20th day of each calendar month thereafter until vested in full.

(5)	This option was granted to Andrew Ritter on September 25, 2013 for an aggregate of up to 48,951 shares, subject to the achievement of certain milestones. The option included 2,360 shares that vested and became exercisable as of the date of grant (with a balance of 1,137 shares vesting ratably on a monthly basis from September 30, 2013 over 36 months) attributable to the FDA Meeting Bonus milestone. An additional 3,671 shares vested and became exercisable as of June 29, 2015 (with a balance of 6,818 shares vesting ratably on a monthly basis from July 31, 2015 over 36 months) attributable to the Clinical Trial Funding Commitment Bonus Opportunity milestone. An additional 4,895 shares vested and became exercisable as of June 29, 2015 (with a balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015 over 36 months) attributable to the Fundraising Bonus Opportunities milestone. The option for the remaining balance of the 20,979 shares expired unvested as of September 30, 2015.

(6)	This option was granted to Andrew Ritter on December 2, 2014 and vests as follows: 25% of the shares vest on September 1, 2015 and the remaining 75% of the shares will vest in 36 equal monthly installments beginning on the last day of the first full month thereafter, subject to his continued employment with us. The exercise price for this option is as follows: (i) $5.86 for the first 152,347 shares; (ii) $9.30 for the next 140,044 shares; and (iii) $13.23 for the remaining 140,043 shares.

(7)	This option was granted to Andrew Ritter on July 5, 2016 for an aggregate of 82,000 shares. The option vests in 48 equal monthly installments, the first of which vested on July 20, 2016 with the balance vesting on the 20th day of each calendar month thereafter until vested in full.

(8)	This option was granted to Andrew Ritter on October 25, 2016 for an aggregate of 140,044 shares. The option vests ratably in 48 equal monthly installments following the public disclosure of top-line data results from the Company’s Phase 2b/3 clinical trial.

(9)	This option was granted to Ira Ritter on September 25, 2013 and is subject to the same vesting schedule as the option granted to Andrew Ritter on this date as reflected in footnote (5) above.

(10)	This option was granted to Ira Ritter on December 2, 2014 and is subject to the same vesting schedule as the option granted to Andrew Ritter on this date as reflected in footnote (8) above.

(11)	This option was granted to Ira Ritter on July 5, 2016 for an aggregate of 82,000 shares. The option vests in 48 equal monthly installments, the first of which vested on July 20, 2016 with the balance vesting on the 20th day of each calendar month thereafter until vested in full.

(12)	This option was granted to Ira Ritter on October 25, 2016 for an aggregate of 140,044 shares. The option vests ratably in 48 equal monthly installments following the public disclosure of top-line data results from the Company’s Phase 2b/3 clinical trial.

Payments Due Upon Termination of Employment or a Change in Control

Executive Severance & Change in Control Agreements

We have entered into Executive Severance & Change in Control Agreements (the “Severance Agreements”), with each of our named executive officers. The Severance Agreements provide that if we terminate the executive’s employment without Cause, or the executive terminates his employment for Good Reason, the executive will be entitled to: (i) the Accrued Obligations; (ii) an amount equal to twelve (12) months of base salary, as in effect immediately prior to the termination date; (iii) medical, dental benefits provided by the Company to the executive and his spouse and dependents at least equal to the levels of benefits provided to other similarly situated active employees of the Company and its subsidiaries until the earlier of (a) the twelve (12) month anniversary of the date of termination or (b) the date that the executive becomes covered under a subsequent employer’s medical and dental plans; and (iv) acceleration of vesting of all equity and equity-based awards.

Pursuant to the terms of the Severance Agreements, in the event that within one (1) month prior to or the twelve (12) months following a Change in Control, the Company terminates the executive’s employment without Cause, or the executive terminates his employment for Good Reason, then, in lieu of the payments and benefits otherwise due to the executive in the preceding paragraph, the executive will be entitled to: (i) the Accrued Obligations; (ii) an amount equal to the sum of twelve (12) months of base salary, as in effect on the date of termination or the date of the Change in Control, whichever is greater; (iii) medical, dental benefits provided by the Company to the executive and his spouse and dependents at least equal to the level of benefits provided to other similarly situated active employees of the Company and its subsidiaries until the earlier of (a) the twelve (12) month anniversary of the date of termination or (b) the date that the executive becomes covered under a subsequent employer’s medical and dental plans; and (iv) acceleration of vesting of all equity and equity-based awards.

In the event the executive’s employment is terminated by him without Good Reason, by the Company for Cause or due to the executive’s death or disability, the executive and/or his estate or beneficiaries will be solely entitled to the Accrued Obligations.

The executive’s entitlement to the payments (other than the Accrued Obligations) and benefits described above is expressly contingent upon him providing the Company with a signed release satisfactory to the Company.

For purposes of the Severance Agreements:

“Accrued Obligations” means (i) earned but unpaid base salary through the date of termination; (ii) payment of any annual, long-term, or other incentive award which relates to a completed fiscal year or performance period, as applicable, and is payable (but not yet paid) on or before the date of termination; (iii) a lump-sum payment in respect of accrued but unused vacation days at the executive’s per-business-day base salary rate in effect as of the date of termination; and (iv) any unpaid expense or reimbursements due pursuant to Company expense reimbursement policy.

“Cause” means a finding by the Company that the executive has (i) been convicted of a felony or crime involving moral turpitude; (ii) disclosed trade secrets or confidential information of the Company (or any parent or subsidiary) to persons not entitled to receive such information; (iii) engaged in conduct in connection with the executive’s employment or service to the Company (or any parent or subsidiary), that has, or could reasonably be expected to result in, material injury to the business or reputation of the Company (or any parent or subsidiary), including, without limitation, act(s) of fraud, embezzlement, misappropriation and breach of fiduciary duty; (iv) violated the operating and ethics policies of the Company (or any parent or subsidiary) in any material way, including, but not limited to those relating to sexual harassment and the disclosure or misuse of confidential information; (v) engaged in willful and continued negligence in the performance of the duties assigned to the executive by the Company, after the executive has received notice of and failed to cure such negligence; or (vi) breached any material provision of any agreement between the executive and the Company (or any parent or subsidiary), including, without limitation, any confidentiality agreement.

“Change in Control” means the occurrence of any of the following events:

(i)	Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the voting power of the then outstanding securities of the Company; provided that a Change of Control will not be deemed to occur as a result of a change of ownership resulting from the death of a shareholder, and a Change of Control will not be deemed to occur as a result of a transaction in which the Company becomes a subsidiary of another corporation and in which the shareholders of the Company, immediately prior to the transaction, will beneficially own, immediately after the transaction, shares entitling such shareholders to more than 50% of all votes to which all shareholders of the parent corporation would be entitled in the election of directors (without consideration of the rights of any class of stock to elect directors by a separate class vote);

(ii)	A change in the effective control of the Company which occurs on the date that a majority of members of the board of directors is replaced during any twelve (12) month period by Directors whose appointment or election is not endorsed by a majority of the members of the board of directors prior to the date of the appointment or election; or

(iii)	The consummation of (A) a merger or consolidation of the Company with another corporation where the shareholders of the Company, immediately prior to the merger or consolidation, will not beneficially own, immediately after the merger or consolidation, shares entitling such shareholders to more than 50% of all votes to which all shareholders of the surviving corporation would be entitled in the election of directors (without consideration of the rights of any class of stock to elect directors by a separate class vote); (B) a sale or other disposition of all or substantially all of the assets of the Company; or (C) a liquidation or dissolution of the Company.

“Good Reason” means, without the executive’s express written consent, the occurrence of any one or more of the following: (i) a substantial and material diminution in the executive’s duties or responsibilities; (ii) a material reduction in the executive’s Base Salary; or (iii) the relocation of the executive’s principal place of employment to a location more than 50 miles from the executive’ principal work location to a location that is more than 50 miles from the prior location. Notwithstanding the foregoing, a relocation of Mr. Step’s principal place of employment to a location closer to Mr. Step’s principal residence in San Diego, California shall not constitute “Good Reason.” A termination of employment by the executive for Good Reason will be effectuated by giving the Company written notice, or Notice of Termination for Good Reason, not later than 90 days following the occurrence of the circumstance that constitutes Good Reason, setting forth in reasonable detail the specific conduct of the Company that constitutes Good Reason and the specific provision(s) of this Agreement on which the executive relied. The Company will be entitled, during the 30-day period following receipt of a Notice of Termination for Good Reason, to cure the circumstances that gave rise to Good Reason, provided that the Company shall be entitled to waive its right to cure or reduce the cure period by delivery of written notice to that effect to the executive (such 30-day or shorter period, the “Cure Period”). If, during the Cure Period, such circumstance is remedied, the executive will not be permitted to terminate his employment for Good Reason as a result of such circumstance. If, at the end of the Cure Period, the circumstance that constitutes Good Reason has not been remedied, the executive will terminate employment for Good Reason on the date of expiration of the Cure Period.

2008 Stock Plan

The 2008 Stock Plan provides that in the event of a merger or a Change in Control (as defined below) occurs, each outstanding award will be treated as the administrator determines, including, without limitation, that each award be assumed or an equivalent award be substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event of a Change in Control in which the successor corporation does not assume or substitute for the award, awards outstanding under the 2008 Plan will become fully vested and exercisable, including shares as to which such award would not otherwise be vested or exercisable, and all restrictions on outstanding restricted stock awards will lapse.

For purposes of the 2008 Stock Plan, “Change in Control” means the occurrence of any of the following events:

(i)	A change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of the stock of the Company that, together with the stock held by such Person, constitutes more than 50% of the total voting power of the stock of the Company, except that any change in the ownership of the stock of the Company as a result of a private financing of the Company that is approved by the board of directors will not be considered a Change in Control;

(ii)	If the Company has a class of securities registered pursuant to Section 12 of the Exchange Act, a change in the effective control of the Company which occurs on the date that a majority of members of the board of directors is replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors prior to the date of the appointment or election.

(iii)	A change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any person acquires (or has acquired during the twelve month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions.

2009 Stock Plan

The 2009 Stock Plan provides that in the event we merge with or into another corporation, or a Change in Control (as defined below) occurs, each outstanding option and stock purchase right will be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation in a merger or Change in Control refuses to assume or substitute for the option or stock purchase right, then the optionee will fully vest in and have the right to exercise the option or stock purchase right as to all of the optioned stock, including shares as to which it would not otherwise be vested or exercisable; provided, however, that such exercise will only be permitted as and to the extent it complies with Code Section 409A or does not cause the option or stock purchase right to cease to be exempt from that statute.

For purposes of the 2009 Stock Plan, “Change in Control” means the occurrence of any of the following events:

(i)	Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities representing fifty percent (50%) or more of the total voting power represented by our then outstanding voting securities; or

(ii)	The consummation of the sale or disposition by us of all or substantially all of our assets; or

(iii)	The consummation of a merger or our consolidation with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50% of the total voting power represented by the our voting securities or such surviving entity or its parent outstanding immediately after such merger or consolidation. Notwithstanding the foregoing, only a Change in Control event that also qualifies as a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion” of our assets within the meaning of Treasury Regulation Section 1.409A-3(i)(5) shall be recognized as a Change of Control for purposes of triggering exercise, distribution or settlement rights under any option or stock purchase right granted under the Stock Plan that is subject to Code Section 409A.

2015 Equity Incentive Plan

The 2015 Equity Incentive Plan provides that notwithstanding any other provision of the 2015 Equity Incentive Plan, in the event of a Change in Control (as defined below), unless otherwise determined by the plan administrator, each outstanding award under the plan will be assumed or an equivalent award substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that, or to the extent that, the successor corporation in a Change in Control refuses to assume or substitute for the award, or if the plan administrator determines that such assumption or substitution is not desirable or is only desirable for a portion of any outstanding award, then the plan administrator may take any or all of the following actions: (i) determine that an outstanding award will accelerate and become exercisable, or determine that the restrictions and conditions on an outstanding award will lapse, in whole or in part, as applicable, upon the Change of Control or upon such other event as the plan administrator determines; (ii) require that a Grantee surrender his or her outstanding award, or any portion of such outstanding award, in exchange for a payment by the Company, in cash or stock, as determined by the plan administrator, in an amount equal to the fair market value of the vested portion of the award (with respect to options or stock appreciation rights, or other similar appreciation value awards, such value shall be determined by the amount by which the then fair market value of the shares subject to the Grantee’s unexercised award exceeds the any applicable exercise price or other grant price or base value or the award); or (iii) after giving the Grantee an opportunity to exercise the vested portion of his or her outstanding award, terminate any or all unexercised portion of the award at such time as the plan administrator deems appropriate. Such surrender or termination will take place as of the date of the Change of Control or such other date as the plan administrator may specify.

For purposes of the 2015 Equity Incentive Plan, “Change in Control” means the occurrence of any of the following events:

(i)	A change in our ownership which occurs on the date that any one person, or more than one person acting as a group, or Person, acquires ownership of our stock that, together with the stock held by such Person, constitutes more than 50% of the total voting power of our stock, except that any change in the ownership of our stock as a result of a private financing that is approved by our board of directors will not be considered a Change in Control; or

(ii)	If we have a class of securities registered pursuant to Section 12 of the Exchange Act, a change in our effective control which occurs on the date that a majority of members of our board of directors is replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors prior to the date of the appointment or election. For purposes of this paragraph (ii), if any Person is considered to be in effective control of our company, the acquisition of additional control of our company by the same Person will not be considered a Change in Control; or

(iii)	A change in the ownership of a substantial portion of our assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from us that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately prior to such acquisition or acquisitions. For purposes of this paragraph (iii), gross fair market value means the value of our assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

Persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with us.

Compensation of Directors

Non-Employee Director Compensation Program

Prior to our initial public offering, we did not pay compensation to our directors for their service on our board of directors. Effective upon the closing of our initial public offering on June 29, 2015, our non-employee directors are entitled to receive the following compensation for their services:

●	Annual Cash Retainer — $20,000

●	Chairman of the Board Cash Retainer — $15,000

●	Audit Committee Chair Retainer — $7,500

●	Compensation Committee Chair Retainer — $5,000

●	Nominating and Corporate Governance Committee Chair Retainer — $3,500

●	Initial Equity Grant — 10,000 shares

●	Annual Equity Grant — 7,000 shares

2016 Director Compensation

The following table sets forth the compensation paid or earned for the fiscal year ended December 31, 2016 to our non-employee directors. Compensation paid to Michael D. Step, Andrew Ritter, and Ira Ritter is presented as part of the “Summary Compensation Table (2016 and 2015)” above. Our employee directors do not receive compensation for their service as directors. Dr. Merino is not included in the table below, as he was not appointed to our board of directors until January 17, 2017.

Name of Director	Fees Earned and Paid in Cash ($)	Option Awards(2) ($)	All other compensation ($)	Total ($)
Noah Doyle(1)	$—	$—	—	$—
Matthew W. Foehr	$25,000	$16,590	—	$41,590
Paul V. Maier	$27,500	$16,590	—	$44,090
Gerald T. Proehl	$23,500	$16,590	—	$40,090

(1)	Mr. Doyle has declined to receive any compensation for his service as director.

(2)	Represents the aggregate grant date fair value of the options to purchase 7,000 shares of our Common Stock granted to each of our non-employee directors on November 29, 2016, determined in accordance with FASB ASC 718. Of the 7,000 shares granted pursuant to these options, 730 shares were vested as of the grant date and the remaining 6,270 shares vest ratably over the 43 months thereafter.

We utilize the Black-Scholes option-pricing model to value awards. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected stock-price volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

As of December 31, 2016, each of our non-employee directors (other than Mr. Doyle) held option awards to purchase an aggregate of 17,000 shares of our Common Stock and no stock awards. Mr. Doyle held no stock awards or option awards as of December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2017 Proxy Statement under the caption “Ownership of the Company—Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference into Item 12 of this Annual Report.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in our 2017 Proxy Statement under the caption “Board of Directors and Corporate Governance—Certain Relationships and Related Party Transactions” and “—Director Independence” and is incorporated by reference into Item 13 of this Annual Report.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our 2017 under the caption “Relationship With Independent Registered Public Accounting Firm” and is incorporated by reference into Item 14 of this Annual Report.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements of Ritter Pharmaceuticals, Inc., together with the report thereon of Mayer Hoffman McCann P.C., an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

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

Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 27, 2017 in the capacities indicated.

Signature	Title	Date

/s/ Michael D. Step	Chief Executive Officer and Director	February 27, 2017
Michael D. Step	(Principal Executive Officer)

/s/ Ellen Mochizuki	Vice President Finance	February 27, 2017
Ellen Mochizuki	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ira E. Ritter	Executive Chairman, Chief Strategic Officer	February 27, 2017
Ira E. Ritter	and Director

/s/ Andrew J. Ritter	President and Director	February 27, 2017
Andrew J. Ritter

/s/ Noah Doyle	Director	February 27, 2017
Noah Doyle

/s/ Matthew W. Foehr	Director	February 27, 2017
Matthew W. Foehr

/s/ Paul V. Maier	Director	February 27, 2017
Paul V. Maier

/s/ William M. Merino	Director	February 27, 2017
William M. Merino

/s/ Gerald T. Proehl	Director	February 27, 2017
Gerald T. Proehl

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Amended and Restated Bylaws of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.2	7/1/2015

4.1	Form of Common Stock Certificate of Ritter Pharmaceuticals, Inc.	S-1/A	333-202924	4.1	5/22/2015

4.2	Amended and Restated Investors’ Rights Agreement, dated as of November 17, 2010, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.2	3/23/2015

4.3	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated as of January 13, 2011, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.3	3/23/2015

4.4	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement, dated as of February 6, 2012, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.4	3/23/2015

4.5	Amendment No. 3 to the Amended and Restated Investors’ Rights Agreement, dated as of December 4, 2014, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.5	3/23/2015

4.6	Amendment No. 4 to the Amended and Restated Investors’ Rights Agreement, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-208818	4.6	12/31/2015

4.7	Form of Common Stock Purchase Warrant	S-1	333-208818	4.7	12/31/2015

4.8	Form of Representative’s Warrant Agreement	S-1/A	333-202924	4.7	5/8/2015

4.9	Registration Rights Agreement, dated December 18, 2015, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	4.1	12/21/2015

10.1	Office Lease, dated June 25, 2013, by and between Douglas Emmett 1997, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.1	5/8/2015

10.2+	Offer Letter, dated December 2, 2014, by and between Michael D. Step and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.2	5/8/2015

10.3+	Executive Compensation Plan	S-1	333-202924	10.3	5/8/2015

10.4+	Executive Severance & Change in Control Agreement, dated October 1, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.4	5/8/2015

10.5+	2008 Stock Plan	S-8	333-207709	99.1	10/30/15

10.6+	2009 Stock Plan	S-1	333-202924	10.6	3/23/2015

10.7+	2015 Equity Incentive Plan	S-8	333-207709	99.3	10/30/15

10.8+	Form of Notice of Grant of Stock Option under the 2015 Equity Incentive Plan	S-8	333-207709	99.4	10/30/15

10.9+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.8	5/8/2015

10.10+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.9	5/8/2015

10.11+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.10	5/8/2015

10.12+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.11	5/8/2015

10.13+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.12	5/8/2015

10.14+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.13	5/8/2015

10.15+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.14	5/8/2015

10.16+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.15	5/8/2015

10.17+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.16	5/8/2015

10.18	Research and Development Agreement & License, dated November 30, 2010, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.17	5/8/2015

10.19	Amendment No. 1 to Research and Development Agreement & License, dated July 6, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.18	5/8/2015

10.20	Amendment No. 2 to Research and Development Agreement & License, dated September 30, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.19	5/8/2015

10.21	Amendment No. 3 to Research and Development Agreement & License, dated February 6, 2012, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.20	5/8/2015

10.22	Amendment No. 4 to Research and Development Agreement & License, dated November 4, 2013, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.21	5/8/2015

10.23	Put and Call Option Agreement, dated November 30, 2010, by and between Kolu Pohaku Technologies, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.22	5/8/2015

10.24	Subordinated Convertible Promissory Note to SJ Investment Company, LLC, dated May 23, 2014, in the principal amount of $25,000.00	S-1	333-202924	10.23	5/8/2015

10.25	Subordinated Convertible Promissory Note to Javelin Venture Partners, L.P., dated May 23, 2014, in the principal amount of $350,000.00	S-1	333-202924	10.24	5/8/2015

10.26	Subordinated Convertible Promissory Note to Javelin Venture Partners, L.P., dated September 8, 2014, in the principal amount of $80,000.00	S-1	333-202924	10.25	5/8/2015

10.27	Unsecured Promissory Note to Javelin Venture Partners, L.P., dated October 9, 2014, in the principal amount of $70,000.00	S-1	333-202924	10.26	5/8/2015

10.28	Subordinated Convertible Promissory Note, dated October 20, 2014, in the principal amount of $80,000.00	S-1	333-202924	10.27	5/8/2015

10.29	Series C Preferred Stock and Warrant Purchase Agreement, dated December 4, 2014, by and among Ritter Pharmaceuticals, Inc. and the Investors named therein	S-1	333-202924	10.28	5/8/2015

10.30+	Form of Indemnification Agreement between Ritter Pharmaceuticals, Inc. and each of its directors and executive officers	S-1/A	333-202924	10.29	4/24/2015

10.31	Clinical Supply and Operation Agreement, dated December 16, 2009, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.30	4/24/2015

10.32	Amendment 1 to the Clinical Supply and Cooperation Agreement, dated September 25, 2010, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.31	4/24/2015

10.33+	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.1	8/12/2015

10.34+	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.2	8/12/2015

10.35+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.3	8/12/2015

10.36+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.4	8/12/2015

10.37	Lease Agreement, dated July 9, 2015, between the Company and Century Park	10-Q	001-37428	10.1	11/10/2015

10.38	Amendment No. 2 to Clinical Supply and Cooperation Agreement, effective July 24, 2015, between Ritter Pharmaceuticals, Inc., Ricerche Sperimentali Montale SpA, and Inalco SpA	10-Q	001-37428	10.2	11/10/2015

10.39+	Offer Letter, dated August 14, 2015, by and between Ritter Pharmaceuticals, Inc. and Ellen Mochizuki	10-Q	001-37428	10.3	11/10/2015

10.40+	Letter of Agreement, dated October 20, 2015 between Ritter Pharmaceuticals, Inc. and Chord Advisors, LLC	10-Q	001-37428	10.4	11/10/2015

10.41	Common Stock Purchase Agreement, dated December 18, 2015, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	10.1	12/21/2015

10.42	Master Services Agreement, effective December 29, 2015, by and between Covance Inc. and Ritter Pharmaceuticals, Inc.	S-1	333-208818	10.42	12/30/2015

10.43	Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	06/06/2016

23.1	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RITTER PHARMACEUTICALS, INC.

We have audited the accompanying balance sheets of Ritter Pharmaceuticals, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, statements of changes in securities subject to redemption and stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2016, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ritter Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

Orange County, California
February 27, 2017

RITTER PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$7,046,282	$15,819,566
Prepaid expenses	156,752	189,136
Total current assets	7,203,034	16,008,702

Other assets	10,326	10,326
Property and equipment, net	23,542	20,688
Total Assets	$7,236,902	$16,039,716

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,896,368	$739,357
Accrued expenses	1,222,735	614,141
Other liabilities	14,736	1,223
Total current liabilities	3,133,839	1,354,721

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 11,619,197 and 8,582,004 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	11,619	8,582
Additional paid-in capital	49,559,020	41,759,355
Accumulated deficit	(45,467,576)	(27,082,942)
Total stockholders’ equity (deficit)	4,103,063	14,684,995

Total Liabilities and Stockholders’ Equity (Deficit)	$7,236,902	$16,039,716

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Operating costs and expenses
Research and development	$13,292,488	$2,260,297
Patent costs	272,514	243,463
General and administrative	4,881,725	6,404,643
Total operating costs and expenses	18,446,727	8,908,403

Operating loss	(18,446,727)	(8,908,403)

Other income
Interest income	60,879	40,876
Other income	1,214	79,756
Other income	62,093	120,632

Net loss	$(18,384,634)	$(8,787,771)

Cumulative preferred stock dividends	—	(327,569)
Accretion of discount of Series C preferred stock	—	(63,283)

Net loss attributable to common stockholders	$(18,384,634)	$(9,178,623)

Net loss attributable to common stockholders per share, basic and diluted	$(2.04)	$(3.11)

Weighted average shares outstanding, basic and diluted	8,993,317	2,946,792

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN SECURITIES SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred		Stockholders’ Equity (Deficit)						Total
	Stock Subject to Redemption		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014	13,399,668	$16,203,612	8,887,500	$8,888	465,384	$465	$3,399,924	$(17,904,319)	$(14,495,042)
Exercise of prepaid forward sale of Series B preferred stock	1,469,994	—	—	—	—	—	—	—	—
Cumulative dividends on Series B preferred stock	—	327,569	—	—	—	—	—	(327,569)	(327,569)
Accretion of discount on Series C preferred stock	—	63,283	—	—	—	—	—	(63,283)	(63,283)
Conversion of all outstanding preferred stock to common stock	—	—	(8,887,500)	(8,888)	1,243,002	1,243	7,645	—	—
Conversion of all outstanding preferred stock subject to redemption to common stock	(14,869,662)	(16,594,464)	—	—	2,079,650	2,080	16,592,384	—	16,594,464
Common stock subject to repurchase	—	—	—	—	—	—	(180)	—	(180)
Issuance of common stock upon closing of initial public offering	—	—	—	—	4,000,000	4,000	19,996,000	—	20,000,000
Commissions and offering costs of initial public offering	—	—	—	—	—	—	(2,551,390)	—	(2,551,390)
Issuance of common stock under common stock purchase agreement	—	—	—	—	500,000	500	999,500	—	1,000,000
Issuance of common stock for commitment fee	—	—	—	—	188,864	189	(189)	—	—
Issuance of common stock to supplier	—	—	—	—	100,000	100	415,900	—	416,000
Exercise of options on common stock	—	—	—	—	5,104	5	5,252	—	5,257
Stock-based compensation	—	—	—	—	—	—	2,894,509	—	2,894,509
Net loss	—	—	—	—	—	—	—	(8,787,771)	(8,787,771)
Balance at December 31, 2015	—	—	—	—	8,582,004	8,582	41,759,355	(27,082,942)	14,684,995
Issuance of common stock upon closing of follow-on public offering	—	—	—	—	2,127,660	2,127	4,997,873	—	5,000,000
Commissions and offering costs of follow-on public offering	—	—	—	—	—	—	(598,118)	—	(598,118)
Issuance of common stock under common stock purchase agreement	—	—	—	—	888,835	889	2,025,173	—	2,026,062
Exercise of options on common stock	—	—	—	—	20,698	21	15,532	—	15,553
Stock-based compensation	—	—	—	—	—	—	1,359,205	—	1,359,205
Net loss	—	—	—	—	—	—	—	(18,384,634)	(18,384,634)
Balance at December 31, 2016	—	$—	—	$—	11,619,197	$11,619	$49,559,020	$(45,467,576)	$4,103,063

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(18,384,634)	$(8,787,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,209	1,939
Stock-based compensation	1,359,205	2,894,509
Gain on disposal of equipment	—	(456)
Issuance of shares of common stock to supplier	—	416,000
Changes in operating assets and liabilities:
Prepaid expenses	32,384	(132,021)
Accounts payable	1,157,011	(344,240)
Accrued expenses	608,594	231,950
Other liabilities	13,513	(1,475)
Net cash used in operating activities	(15,208,718)	(5,721,565)
Cash flows from investing activities
Purchases of property and equipment	(8,063)	(16,999)
Net cash used in investing activities	(8,063)	(16,999)
Cash flows from financing activities
Proceeds from issuance of shares upon closing of follow-on offering	5,000,000	—
Discounts and issuance costs of follow-on offering	(598,118)	—
Proceeds from the issuance of shares from common stock purchase agreement	2,026,062	1,000,000
Proceeds from exercise of options on common stock	15,553	5,257
Proceeds from issuance of shares upon closing of initial public offering	—	20,000,000
Commissions and issuance costs of initial public offering	—	(2,194,375)
Net cash provided by financing activities	6,443,497	18,810,882

Net (decrease) increase in cash and cash equivalents	(8,773,284)	13,072,318

Cash and cash equivalents at beginning of year	15,819,566	2,747,248
Cash and cash equivalents at end of year	$7,046,282	$15,819,566

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$80,702	$—
Supplemental disclosure of noncash financing activities
Accrual of commissions and issuance costs of the initial public offering	$—	$213,561
Deferred offering costs reclassified to additional paid-in capital	$—	$665,603
Conversion of all outstanding preferred stock into common stock	$—	$8,888
Conversion of all outstanding preferred stock subject to redemption into common stock	$—	$16,594,464
Common stock subject to repurchase	$—	$180
Cumulative preferred stock dividends	$—	$327,569
Accretion of discount on Series C preferred stock	$—	$63,283
Common stock issued as commitment fee for stock purchase agreement	$—	$400,392

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

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. The Company had net losses of approximately $18.4 million and $8.8 million for the years ended December 31, 2016 and 2015, respectively, and had net cash used in operating activities of approximately $15.2 million and $5.7 million, for the years ended December 31, 2016 and 2015, respectively. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property Plant and Equipment. When indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. No such impairments have been recognized during the years ended December 31, 2016 or 2015.

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

Stock-based Compensation

Stock-based compensation cost for stock awards issued to employees, members of the Company’s board of directors and non-employees, is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options or warrants issued to non-employees, including consultants and members of the Company’s Scientific Advisory Board as consideration for goods or services received by the Company, are accounted for based on the fair value of the equity instruments issued unless the fair value consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is recorded as expense over the vesting period. See Note 8 for further information.

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

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

As of December 31, 2016 and 2015, the carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their fair value because of the short term nature of these instruments. No transfers between levels have occurred during the periods presented.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Equity Incentive Plan (described in Note 8) and warrants on the Company’s common stock (described in Note 7) are not considered in the computation of diluted net loss per share because they would be anti-dilutive.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-7.15 reverse stock split of the Company’s common stock effected in June 2015.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at a comprehensive loss. For the years ended December 31, 2016 and 2015, comprehensive loss was equal to the net loss.

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

On March 30, 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Among other things, ASU 2016-09 requires that entities recognize excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense or benefit. ASU 2016-09 also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities in the statement of cash flows. The guidance is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company’s financial statements.

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

Other accounting standards updates effective after December 31, 2016 are not expected to have a material effect on the Company’s financial statements.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life (Years)	December 31, 2016	December 31, 2015
Furniture and fixtures	7	$23,325	$15,840
Computer equipment	5	10,274	9,696

		33,599	25,536
Less: Accumulated depreciation and amortization		(10,057)	(4,848)

Property and equipment, net		$23,542	$20,688

Depreciation expense of approximately $5,200 and $1,900 was recognized for the years ended December 31, 2016 and 2015, respectively, and is classified in general and administrative expense in the accompanying Statements of Operations.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Master Services Agreement

On December 30, 2015, the Company entered into a Master Service Agreement with an effective date of December 29, 2015. Pursuant to the terms of the Master Service Agreement, Covance, Inc., or one or more of its affiliates, (“Covance”) will provide Phase 1, 2, 3, and 4 clinical services for a clinical study or studies to the Company, and, at the request of the Company, assist with the design of such studies, in accordance with the terms of separate individual project agreements to be entered into by the parties. The term of the agreement is for three years and will renew automatically for successive one year periods unless Covance is no longer providing services under the agreement or either party has terminated the agreement upon written notice. The Company may terminate the Master Service Agreement or any individual project agreement entered into under the Master Service Agreement prior to the applicable study’s completion at any time for any reason upon 30 days written notice to Covance, except when the reason for termination is the safety of subjects, in which case it may be terminated immediately. Covance may not terminate any individual project agreement without cause, except when the reason for the termination is the safety of subjects, in which case it may be terminated immediately. In the event of a termination of the Master Service Agreement, Covance will be entitled to full payment for (i) work performed on the applicable project upon through the date work on such project is concluded and (ii) reimbursement for all non-cancellable and non-refundable expenses and financial obligations which Covance (or an affiliate) has incurred or undertaken on our behalf.

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

Pursuant to the terms of the Amended Supply Agreement, the Company purchased the exclusive worldwide assignment of all right, title and interest to a purified GOS product (“Improved GOS”), the composition of matter of the Improved GOS and any information relating to the Improved GOS, including certain specified technical information and other intellectual property rights (the “Improved GOS IP”) on July 30, 2015 for $800,000. The Company also issued 100,000 shares of its common stock to RSM pursuant to a stock purchase agreement. The shares issued to RSM are subject to a lock-up agreement, pursuant to which RSM has agreed that it will not sell these shares for a period ending of the earlier of (i) the public release by the Company of the final results of its Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of a Form 10-Q with the SEC for the fiscal quarter in which the Company receives the results of its Phase 2b/3 clinical trial of RP-G28.

Under the terms of the Amended Supply Agreement, if the Company fails to make any future option payment to RSM as required under the terms of the Amended Supply Agreement, the Company may be required to return the Improved GOS IP to RSM. The Amended Supply Agreement also provides that the Company must pay RSM $400,000 within 10 days following FDA approval of a new drug application for the first product owned or controlled by us using Improved GOS as its active pharmaceutical ingredient and to pay RSM the sum of $250 per kilo for clinical supply of Improved GOS.

Lease Agreement

The Company leases office space for its headquarters in California. Until September 30, 2015, the Company leased office and storage space pursuant to a two-year agreement which called for a minimum monthly rent of approximately $5,000 and an annual increase of 3%.

On July 9, 2015, the Company entered into a lease with Century Park, a California limited partnership, pursuant to which the Company leases approximately 2,780 square feet of office space in Los Angeles, California for its headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. The Company paid no rent for the first month of the term and paid base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve-month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes. The Company has the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term.

Rent expense, recognized on a straight-line basis over the term of the lease, was approximately $115,000 and $74,000 for the years ended December 31, 2016 and 2015, respectively, and is recorded in general and administrative expenses in the accompanying statements of operations.

The following table summarized our lease obligations at December 31, 2016:

LEASE COMMITMENTS
Years ended December 31,	Operating Lease
2017	$113,958
2018	117,376
2019	120,898
2020	103,254
Total minimum lease payments	$455,486

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

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

On June 29, 2015, the Company amended and restated its Certificate of Incorporation (“the Amended Certificate”) authorizing the issuance of 25,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Preferred stock has the rights, preferences and privileges that the Company’s Board of Directors may determine from time to time.

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

Common Stock Purchase Agreement

On December 18, 2015, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company, (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of the Company’s shares of common stock over the approximate 30-month term of the Aspire Purchase Agreement. In consideration for entering into the Aspire Purchase Agreement, concurrently with the execution of the Aspire Purchase Agreement, the Company issued to Aspire Capital 188,864 shares of the Company’s common stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares were capitalized and recorded as a reduction of additional paid-in capital. Upon execution of the Aspire Purchase Agreement, the Company agreed to sell to Aspire Capital 500,000 shares of common stock at $2.00 per share for proceeds of $1.0 million. The Company sold an additional 888,835 shares of common stock to Aspire Capital pursuant to the terms of the Aspire Purchase Agreement on December 8, 2016 at $2.28 per share for approximate proceeds of $2.0 million. As of December 31, 2016, the Company issued an aggregate of 1,577,699 shares of its common stock to Aspire Capital under the Aspire Purchase Agreement for approximate proceeds of $3.0 million.

Any trading day on which the closing sale price of the Company’s common stock exceeds $0.50, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per trading day, for up to $7.0 million of the Company’s common stock in the aggregate at a per share price, calculated by reference to the prevailing market price of the Company’s common stock (as provided in the Aspire Purchase Agreement).

Concurrently with entering into the Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, as amended (the “Registration Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), the sale of the shares of its common stock that have been and may be issued to Aspire Capital under the Aspire Purchase Agreement. On December 31, 2015, the Company filed a registration statement on Form S-1 (File No. 333-208818) pursuant to the terms of the Registration Agreement, which registration statement was declared effective on February 11, 2016. The Company filed a second registration statement on Form S-1 (File No. 333-215143), which registration statement was declared effective on February 13, 2017.

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

NOTE 7 — WARRANTS

Warrants to purchase an aggregate of 578,323 shares of the Company’s common stock were outstanding at December 31, 2016. These warrants are all vested and exercisable, have exercise prices ranging from $6.25 to $9.30 per share, with a weighted average exercise price of $8.45, and expire at various dates through December 2021.

NOTE 8 — STOCK BASED COMPENSATION

Equity Incentive Plans

The Company issued equity awards under the terms of its 2015 Equity Incentive Plan, 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”.) The Plans permit the Company to grant non-statutory stock options, incentive stock options and other equity awards to the Company’s employees, outside directors and consultants; however, incentive stock options may only be granted to the Company’s employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. As of December 31, 2016, the aggregate number of shares of common stock available for issuance under the 2015 Equity Incentive Plan is 88,360. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Equity Incentive Plan.

The following table summarizes stock option activity under the equity incentive plans for the year ended December 31, 2016:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	1,938,534	$7.08	$65,601	8.7
Options granted	574,088	$2.08
Options forfeited	(15,000)	$1.39
Options exercised	(20,698)	$0.75
Outstanding at December 31, 2016	2,476,924	$6.01	$497,351	8.3
Exercisable at December 31, 2016	1,528,536

The exercise price for an option issued under the Plans is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans shall vest as determined by the Board of Directors but shall not exceed a ten-year period.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its Plans. Key valuation assumptions include:

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

The Company elected to adopt the amendments of ASU 2016-09 (described in Note 3) related to the presentation of excess tax benefits on the statement of cash flows using a prospective transition method but does not expect any impact on its financial statements.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Years ended December 31,
	2016	2015
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	53.60% - 59.03%	51.45% - 67.08%
Risk-free interest rate	1.29% - 2.60%	0.77% - 2.27%
Term of options	10	10
Stock price	$1.13 - $2.91	$1.70 - $5.86

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $1.4 million and $2.9 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was approximately $1.1 million of total unrecognized compensation cost related to un-vested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.4 years.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016 and 2015 was approximately $56,000 and $9,000, respectively. The cash received from exercised options was approximately $16,000 and $5,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 9 — RELATED PARTY TRANSACTIONS

A director of the Company is a managing director of Javelin Venture Partners GP, LLC, the general partner of Javelin Venture Partners GP, L.P., which holds a significant investment in the Company’s common stock and warrants. Two directors of the Company have acted as a managing director of Stonehenge Partners, LLC, which holds significant investment in the Company’s common stock.

Other than disclosed, the Company has not entered into or been a participant in any transaction in which a related party had or will have a direct or indirect material interest.

NOTE 10 — INCOME TAXES

As of December 31, 2016, the Company has net operating loss carryforwards of approximately $32.3 million available to reduce future taxable income, if any, for Federal and state income tax purposes. The U.S. federal and state net operating loss carryforwards will begin to expire in 2028.

As of December 31, 2016, the Company has Federal and state research and development credit carryforwards of approximately $1.2 million and $734,000, respectively, available to reduce future taxable income, if any, for Federal and state income tax purposes. The Federal credit carryforwards begin to expire in 2029. California credits have no expiration date.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2016. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31,
	2016	2015
Statutory U.S. federal rate	34.0%	34.0%
State income tax, net of federal benefit	5.8%	5.8%
Meals & entertainment	(0.1)%	(0.1)%
Valuation allowance	(39.7)%	(39.7)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$12,862,811	$6,192,058
Patent costs	363,775	410,913
Capitalized interest	—	85,568
Accrued vacation	31,583	27,852
Research and development credit	1,951,539	345,721
Stock-based compensation	2,095,076	1,480,266
Other	7,535	5,195
Gross deferred tax assets	17,312,319	8,547,573
Valuation allowance	(17,312,319)	(8,547,573)
Net deferred tax assets	$—	$—

The Company did not record any accruals for income tax accounting uncertainties for the years ended December 31, 2016 and 2015.

Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for whichsss reserves have been established consistent with jurisdictional tax laws. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties from inception through December 31, 2016.

The Company does not have any unrecognized tax benefits that will significantly decrease or increase within 12 months of December 31, 2016.

The Company’s major tax jurisdictions are the United States and California. All of the Company’s tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

