Form 10-Q
period 2017-03-31
RITTER PHARMACEUTICALS INC
filed 2017-05-09
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 4, 2017, there were 14,619,197 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,092,309	$7,046,282
Prepaid expenses	149,727	156,752
Total current assets	5,242,036	7,203,034

Other assets	10,326	10,326
Property and equipment, net	22,235	23,542
Total Assets	$5,274,597	$7,236,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,634,698	$1,896,368
Accrued expenses	900,762	1,222,735
Other liabilities	15,133	14,736
Total current liabilities	2,550,593	3,133,839

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 11,619,197 shares issued and outstanding as of March 31, 2017 and December 31, 2016	11,619	11,619
Additional paid-in capital	49,853,196	49,559,020
Accumulated deficit	(47,140,811)	(45,467,576)
Total stockholders’ equity	2,724,004	4,103,063

Total Liabilities and Stockholders’ Equity	$5,274,597	$7,236,902

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating costs and expenses
Research and development	$432,154	$1,882,848
Patent costs	77,702	32,364
General and administrative	1,171,325	1,235,018
Total operating costs and expenses	1,681,181	3,150,230

Operating loss	(1,681,181)	(3,150,230)

Other income
Interest income	7,946	20,566
Other income	—	1,214
Total other income	7,946	21,780

Net loss	$(1,673,235)	$(3,128,450)

Net loss per share, basic and diluted	$(0.14)	$(0.36)

Weighted average shares outstanding, basic and diluted	11,619,197	8,583,259

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(1,673,235)	$(3,128,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,307	1,254
Stock-based compensation	294,176	377,597
Changes in operating assets and liabilities:
Prepaid expenses	7,025	45,131
Accounts payable	(261,670)	1,388,708
Accrued expenses	(321,973)	(409,963)
Other liabilities	397	—
Net cash used in operating activities	(1,953,973)	(1,725,723)

Cash flows from investing activities
Purchases of property and equipment	—	(7,432)
Net cash used in investing activities	—	(7,432)

Cash flows from financing activities
Proceeds from exercise of options on common stock	—	2,130
	—	2,130

Net decrease in cash and cash equivalents	(1,953,973)	(1,731,025)

Cash and cash equivalents at beginning of period	7,046,282	15,819,566
Cash and cash equivalents at end of period	$5,092,309	$14,088,541

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

Ritter Pharmaceuticals, Inc. develops therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. The Company conducts human gut health research by exploring metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics. The Company’s lead compound, RP-G28, is currently under development for the treatment of lactose intolerance. There currently is no drug approved by the Food and Drug Administration (“FDA”) for the treatment of lactose intolerance, a debilitating disease that affects over 1 billion people worldwide.

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

The accompanying interim period unaudited condensed financial statements have also been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed balance sheet as of March 31, 2017, the condensed statements of operations for the three months ended March 31, 2017 and 2016, and the condensed statements of cash flows for the three months ended March 31, 2017 and 2016, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2016 has been derived from audited financial statements included in the Annual Report on Form 10-K filed with the SEC on February 27, 2017. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. For the three months ended March 31, 2017, the Company had a net loss of approximately $1.7 million and had net cash used in operating activities of approximately $2.0 million. At March 31, 2017, the Company had working capital of approximately $2.7 million, an accumulated deficit of approximately $47.1 million, and cash and cash equivalents of approximately $5.1 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the operations of the Company have been funded through the sale of common shares, preferred shares and convertible debt. Management cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is not able to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and/or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2017, as compared with the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Cash and Cash Equivalents

Cash consists of amounts held in a financial institution and consists of immediately available fund balances. The funds are maintained at a stable financial institution, generally at amounts in excess of federally insured limits. As of March 31, 2017, and December 31, 2016, approximately $4.6 million and approximately $6.8 million, respectively, in cash and cash equivalents were uninsured. The Company has not experienced any loss on deposits of cash and cash equivalents to date.

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

Other accounting standards updates effective after March 31, 2017 are not expected to have a material effect on the Company’s financial statements.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	March 31, 2017	December 31, 2016
Computer equipment	5 years	$10,274	$10,274
Furniture and fixtures	7 years	23,325	23,325
Total property and equipment		33,599	33,599
Accumulated depreciation		(11,364)	(10,057)
Property and equipment, net		$22,235	$23,542

Depreciation expense of approximately $1,300 was recognized for the three months ended March 31, 2017 and 2016, and classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Clinical Supply and Cooperation Agreement with Ricerche Sperimentali Montale (“Ricerche”) and Inalco SpA (“Inalco”)

Effective July 24, 2015, the Company entered into an amended Clinical Supply and Cooperation Agreement (the “Amended Supply Agreement”) with Ricerche and Inalco (collectively, “RSM”). The Amended Supply Agreement amends certain terms of the Clinical Supply and Cooperation Agreement, dated December 16, 2009, amended on September 25, 2010.

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

Under the terms of the Amended Supply Agreement, if the Company fails to make any future option payment to RSM as required under the terms of the Amended Supply Agreement, the Company may be required to return the Improved GOS IP to RSM. The Amended Supply Agreement provides that the Company must pay RSM $400,000 within 10 days following FDA approval of a new drug application for the first product owned or controlled by the Company using Improved GOS as its active pharmaceutical ingredient and to pay RSM the sum of $250 per kilo for clinical supply of Improved GOS.

Lease Agreement

The Company leases office space for its headquarters in California. On July 9, 2015, the Company entered into a lease with Century Park, a California limited partnership, pursuant to which the Company is leasing approximately 2,780 square feet of office space in Los Angeles, California for its headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. The Company paid no rent for the first month of the term, paid base rent of $9,174 per month for months 2 through 13 of the term, and will pay base rent of $9,449 per month for months 14 to 25 with increasing base rent for each twelve-month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes. The Company has the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term.

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $38,000 and $29,000 for the three months ended March 31, 2017 and 2016, respectively, and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

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

As of March 31, 2017, the Company had 11,619,197 shares of common stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. There are currently no shares of preferred stock issued and outstanding. Any preferred stock issued in the future will have the rights, preferences and privileges that the Company’s Board of Directors may determine from time to time.

2015 Aspire Capital Financing Arrangement

On December 18, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company, (“Aspire Capital”), pursuant to which Aspire Capital is committed to purchase up to an aggregate of $10.0 million of the Company’s shares of common stock over the approximate 30-month term of the 2015 Aspire Purchase Agreement. In consideration for entering into the 2015 Aspire Purchase Agreement, concurrently with the execution of the 2015 Aspire Purchase Agreement, the Company issued to Aspire Capital 188,864 shares of the Company’s common stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares were capitalized and recorded as a reduction of additional paid-in capital. Upon execution of the 2015 Aspire Purchase Agreement, the Company sold 500,000 shares of common stock to Aspire Capital at $2.00 per share for proceeds of $1.0 million. The Company sold an additional 888,835 shares of common stock to Aspire Capital on December 8, 2016 at $2.28 per share for approximate proceeds of $2.0 million. As of March 31, 2017, the Company had issued an aggregate of 1,577,699 shares of its common stock to Aspire Capital for approximate proceeds of $3.0 million. From March 31, 2017 through May 4, 2017, the Company issued an aggregate of 3,000,000 shares of its common stock to Aspire Capital for approximate proceeds of $2.0 million.

Any trading day on which the closing sale price of the Company’s common stock exceeds $0.50, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per trading day, for up to $7.0 million of the Company’s common stock in the aggregate at a per share price, calculated by reference to the prevailing market price of the Company’s common stock (as provided in the 2015 Aspire Purchase Agreement).

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concurrently with entering into the 2015 Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, as amended (the “Registration Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), the sale of the shares of its common stock that have been and may be issued to Aspire Capital under the 2015 Aspire Purchase Agreement. On December 31, 2015, the Company filed a registration statement on Form S-1 (File No. 333-208818) pursuant to the terms of the Registration Agreement, which registration statement was declared effective on February 11, 2016. The Company filed a second registration statement on Form S-1 (File No. 333-215143), which registration statement was declared effective on February 13, 2017.

On May 4, 2017, the Company terminated the 2015 Aspire Purchase Agreement and entered into a new common stock purchase agreement with Aspire Capital (the “2017 Aspire Purchase Agreement”), which provides that upon the terms and conditions set forth therein (which terms and conditions are substantially similar to those provided in the 2015 Aspire Purchase Agreement), Aspire Capital is committed to purchase up to an aggregate of $6.5 million of shares of the Company’s common stock over the 30-month term of the 2017 Aspire Purchase Agreement. As a condition to the 2017 Aspire Purchase Agreement, the Company will issue 137,324 shares of its common stock to Aspire Capital as a commitment fee (the “2017 Commitment Shares”). Concurrently with entering into the 2017 Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, the sale of shares of its common stock that may be issued to Aspire Capital under the 2017 Aspire Purchase Agreement (including the 2017 Commitment Shares”). As of the date of filing this Quarterly Report with the SEC no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement.

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

NOTE 7 — WARRANTS

Warrants to purchase an aggregate of 578,323 shares of the Company’s common stock were outstanding at March 31, 2017. These warrants are all vested and exercisable, have exercise prices ranging from $6.25 to $9.30 per share, with a weighted average exercise price of $8.45, and expire at various dates through December 2021.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 — STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has issued equity awards pursuant to its 2015 Equity Incentive Plan, 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”.) The Plans permit the Company to grant non-statutory stock options, incentive stock options and other equity awards to the Company’s employees, outside directors and consultants; however, incentive stock options may only be granted to the Company’s employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. As of March 31, 2017, the aggregate number of shares of common stock available for issuance under the 2015 Equity Incentive Plan was 360. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Equity Incentive Plan.

The following represents a summary of the options granted to employees and non-employees that are outstanding at March 31, 2017 and changes during the period then ended:

	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	2,476,924		$6.01	$497,351	8.3
Options granted	88,000		$2.89
Options forfeited	―	$	―
Options exercised	―	$	―
Outstanding at March 31, 2017	2,564,924		$5.90	$20,110	8.1
Exercisable at March 31, 2017	1,612,603

The exercise price for an option issued under the Plans is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans will vest as determined by the Board of Directors but will not exceed a ten-year period.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Three months ended March 31,
	2017	2016
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	53.90% - 54.08%	53.53% - 59.03%
Risk-free interest rate	2.31% - 2.58%	0.18% - 2.25%
Term of options	10	10
Stock price	$1.42 - $3.48	$1.07 - $1.79

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $294,000 and $378,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was approximately $1.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.3 years.

No stock options were exercised during the three months ended March 31, 2017. 2,657 options were exercised during the three months ended March 31, 2016, with approximate proceeds to the Company of $2,000. There was no aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (“2016 Annual Report”). As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” or “Ritter” refer to Ritter Pharmaceuticals, Inc.

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

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. We are advancing human gut health research by exploring the metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics into applications intended to have a meaningful impact on a patient’s health. We completed a Phase 2a clinical trial of our leading product candidate, RP-G28, an orally administered, high purity oligosaccharide at the end of 2011. We initiated a Phase 2b/3 clinical trial of RP-G28 in March 2016 and completed enrollment in August 2016. In October 2016, the last patient completed dosing and all monitoring visits in our Phase 2b/3 clinical trial of RP-G28 for the treatment of lactose intolerance. Topline results of the trial were announced in March 2017.

We have had communications with the FDA regarding our clinical program and regulatory path towards getting RP-G28 adequately studied and eventually approved. We held a Type C meeting with the FDA in March 2017. We believe that based on the results from its Phase 2b/3 clinical trial, the successful completion of a confirmatory Phase 3 program could be adequate to support a New Drug Application (NDA) submission and therefore has requested an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA). The FDA has granted us an End of Phase 2 meeting, which is expected to occur by the end of 2017.

A subset of subjects from our Phase 2b/3 clinical trial have been rolled into a 12-month extension study to evaluate long-term durability of treatment. The study is also evaluating each participant’s microbiome, expanding our knowledge of the effects that RP-G28 may have on adapting the gut microbiota in a beneficial manner. The subjects are expected to complete the 12-month evaluation during the fourth quarter of 2017.

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

We have incurred net losses in each year since our inception, including net losses of approximately $1.7 million for the three months ended March 31, 2017. We had an accumulated deficit of approximately $47.1 million as of March 31, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, patent costs, stock-based compensation, and from general and administrative costs associated with our operations.

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

From inception through March 31, 2017, we have incurred approximately $20.2 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

The successful development of RP-G28 is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of RP-G28 or when, if ever, net cash inflows from RP-G28 may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

●	future clinical trial results; and

●	the timing and receipt of any regulatory approvals.

For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of the clinical development of RP-G28 or if we experience significant delays in enrollment in our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Critical Accounting Policies and Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2017, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the date we completed our initial public offering, which was June 29, 2015, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$432,154	$1,882,848	$(1,450,694)	(77%)
Patent costs	77,702	32,364	45,338	140%
General and administrative	1,171,325	1,235,018	(63,693)	(5%)
Total operating costs and expenses	1,681,181	3,150,230	(1,469,049)	(47%)
Loss from operations	(1,681,181)	(3,150,230)	1,469,049	47%
Other income
Interest income	7,946	20,566	(12,620)	(61%)
Other income	―	1,214	(1,214)	(100%)
Total other income	7,946	21,780	(13,834)	(64%)
Net loss	$(1,673,235)	$(3,128,450)	$(1,455,215)	47%

Research and Development Expenses

Research and development expenses decreased by approximately $1.5 million, or 77%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The primary reason for this decrease is that our Phase 2b/3 clinical trial, which was initiated in March 2016, was completed during the fourth quarter of 2016. Research and development expenses during the three months ended March 31, 2017 primarily reflect extension study costs and continued Phase 2b/3 analysis costs.

Patent Costs

The approximate $45,000, or 140%, increase in patent costs during the three months ended March 31, 2017 as compared to the same period in 2016 was mainly due to certain costs related to our maintenance of patent rights and the prosecution of patents for an increased number of patents, the new patent applications and our preparation to file national phase applications in certain foreign countries. During the three months ended March 31, 2017, three new patents were successfully issued.

General and Administrative Expenses

General and administrative expenses decreased slightly by approximately $64,000, or 5%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to lower stock-based compensation expense. Approximately $294,000 in stock-based compensation expense was recognized during the three months ended March 31, 2017 as compared to approximately $378,000 during the same period in 2016.

Other Income

Other income decreased by approximately $14,000, or 64%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to lower interest income.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations and, as of March 31, 2017, we had an accumulated deficit of approximately $47.1 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At March 31, 2017, we had working capital of approximately $2.7 million, and cash of approximately $5.1 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(1,953,973)	$(1,725,723)
Investing activities	—	(7,432)
Financing activities	—	2,130
Net decrease in cash	$(1,953,973)	$(1,731,025)

Operating Activities

Net cash used in operating activities of approximately $2.0 million during the three months ended March 31, 2017 primarily reflects our net loss of approximately $1.7 million and a decrease in accounts payable and accrued expenses of approximately $262,000 and $322,000, respectively, partially offset by stock-based compensation of approximately $294,000.

Net cash used in operating activities of approximately $1.7 million during the three months March 31, 2016 was mainly due to our net loss of approximately $3.1 million and an approximate decrease in accrued expenses of $410,000, partially offset by stock-based compensation of approximately $378,000 and an approximate increase in accounts payable of $1.4 million.

Investing Activities

Net cash used in investing activities of approximately $7,000 during the three months ended March 31, 2016 was related to the purchase of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $2,000 during the three months ended March 31, 2016 represents proceeds received from the exercise of options for common stock.

Sources of Liquidity

2015 Aspire Capital Financing Arrangement

On December 18, 2015, we entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital, LLC, an Illinois limited liability company (“Aspire Capital”) pursuant to which Aspire Capital was committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 30-month term of the 2015 Aspire Purchase Agreement. In consideration for entering into the 2015 Aspire Purchase Agreement, concurrently with the execution of the 2015 Aspire Purchase Agreement, we issued to Aspire Capital 188,864 shares of our common stock as a commitment fee (the “2015 Commitment Shares”). Upon execution of the 2015 Aspire Purchase Agreement, we sold 500,000 shares of common stock to Aspire Capital at $2.00 per share for proceeds of $1.0 million. On December 8, 2016, we sold an additional 888,835 shares of our common stock to Aspire Capital at $2.28 per share for proceeds of $2.0 million. As of March 31, 2017, we had issued an aggregate of 1,577,699 shares of our common stock to Aspire Capital for aggregate proceeds of approximately $3.0 million. From March 31, 2017 through May 1, 2017, we sold an aggregate of 3,000,000 shares of our common stock to Aspire Capital for approximate proceeds of $2.0 million.

The description of the 2015 Aspire Capital Financing Arrangement set forth in Note 6 of the condensed consolidated financial statements included in this Quarterly Report is incorporated by reference into Item 2 of this Quarterly Report.

On May 4, 2017, we terminated the 2015 Aspire Purchase Agreement and entered into a new common stock purchase agreement with Aspire Capital (the “2017 Aspire Purchase Agreement”), which provides that upon the terms and conditions set forth therein (which terms and conditions are substantially similar to those provided in the 2015 Aspire Purchase Agreement), Aspire Capital is committed to purchase up to an aggregate of $6.5 million of shares of our common stock over the 30-month term of the 2017 Aspire Purchase Agreement. As a condition to the 2017 Aspire Purchase Agreement, we will issue $97,500 in aggregate value of shares of common stock to Aspire Capital as a commitment fee (the “2017 Commitment Shares”). Concurrently with entering into the 2017 Aspire Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, the sale of shares of our common stock that may be issued to Aspire Capital under the 2017 Aspire Purchase Agreement (including the 2017 Commitment Shares”). As of the date of filing this Quarterly Report with the SEC no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, together with interest and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the Aspire Purchase Agreement, will enable us to fund our operating expenses and capital expenditure requirements through 2017. We intend to devote our existing financial resources to fund the continued clinical development of RP-G28, including completion of our extension study and Phase 3 program development activities; to fund expenses associated with the manufacture and product development of RP-G28; to explore potential orphan indications; and for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our intellectual property.

Our future capital requirements will depend on many factors, including:

●	the ability of our product candidates to progress through clinical development successfully;

●	the outcome, costs and timing of seeking and obtaining FDA;

●	the willingness of the EMA or other regulatory agencies outside the United States to accept our Phase 2b/3 and any Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;

●	our need to expand our research and development activities;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;

●	market acceptance of our product candidates;

●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the effect of competing technological and market developments;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments from those disclosed in our 2016 Annual Report.

Off-Balance Sheet Arrangements

Through March 31, 2017, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report.

Based on our evaluation, we believe that our disclosure controls and procedures as of March 31, 2017 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors of our 2016 Annual Report could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2016 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Except as otherwise described below, there have been no material changes in the risk factors discussed in our 2016 Annual Report.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. As of March 31, 2017, we have a total of approximately $5.1 million in cash.

We expect our existing cash and cash equivalents, together with interest, and any proceeds received from our sale of shares of common stock to Aspire Capital in the future, will be sufficient to fund our current operations through 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect.

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

The extent to which we utilize the 2017 Aspire Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the 2017 Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.25 per share. Even if we are able to access the full $6.5 million under the 2017 Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.

Risks Relating to Regulatory Review and Approval of Our Product Candidates

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

We have completed one Phase 2a trial and an adaptive design Phase 2b/3 clinical trial for RP-G28. The FDA has agreed to schedule an end of Phase 2 meeting with us and will be an important venue to understand the key elements and expectations the FDA will have for any Phase 3 program in preparation of ultimately obtaining commercial approval of the compound. We plan to present and discuss many aspects of the Phase 2b/3 trial results, including the use of the Phase 2b/3 study data as supportive of registrational data necessary for approval of the compound. We also plan to present and discuss both the size of the clinical program and the total patient exposure required for an NDA filing.

Regulatory authorities in the United States and Europe have both published guidance documents on the use and implementation of adaptive design trials. These documents include description of adaptive trials and include a requirement for prospectively written standard operating procedures and working processes for executing adaptive trials and a recommendation that sponsor companies engage with CROs that have the necessary experience in running such trials. In addition, the regulations governing INDs are extensive and involve numerous notification requirements including that, generally, an IND supplement must be submitted to and cleared by the FDA before a sponsor or an investigator may make any change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. We intend to comply with these requirements. We submitted an IND supplement containing amended protocols for the Phase 2b/3 adaptive trial, and have had subsequent communications with FDA regarding our clinical program and regulatory path towards getting our product adequately studied and eventually approved. We held a Type C meeting with the FDA in March 2017 and intend to hold an End of Phase 2 meeting by the end of 2017, which the FDA has encouraged us to schedule. These meetings and communications are typical for development stage companies and include the clinical pathway, regulatory requirements, statistical plan and endpoints and similar matters. There can be no assurance that this trial and other trials will not be delayed or disrupted as a result of our current development plan.

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

During our Type C Meeting with the FDA in February 2013, we had proposed that future studies with RP-G28 in subjects with lactose intolerance would utilize a total lactose intolerance symptom score, measured by a patient reporting instrument that we were going to develop, as the primary, stand-alone endpoint. However, based on RP-G28’s mechanism of action, data from the Phase 2a clinical study, further research conducted after the Type C Meeting with the FDA along with FDA guidance and products under the review of the Division of Gastroenterology and Inborn Errors Products, we used abdominal pain, measured by the Patient Assessment of Adequate Relief Item instrument administered monthly, as the primary endpoint for the Phase 2b/3 study that assessed RP-G28 for the management of lactose intolerant patients with moderate to severe abdominal pain associated with lactose intake. We believe that evaluation of abdominal pain is a reliable clinical assessment of treatment response and treatment benefit in a lactose intolerant patient. Although no FDA-approved product exists for lactose intolerance, the use of a pain scale as a primary endpoint has been used as a validated primary measurement in many approved products, including other gastrointestinal products used to treat diseases such as Irritable Bowel Syndrome (IBS).

The primary endpoint established in the Phase 2b/3 trial focused on defining and best quantifying a clinically meaningful benefit to patients suffering from lactose intolerance to support product approval and labeling claims. This endpoint was discussed with the FDA in a Type C informational meeting in March 2017 prior to un-blinding the data and incorporates the agency’s recommendations.

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

We conducted our Phase 2b clinical trial as an adaptive design seamless Phase 2b/3 clinical trial. We did not meet with the FDA to discuss the Phase 2b/3 study design or the development plan for RP-G28 before initiating the Phase 2b/3 study in March 2016. The FDA standard for traditional approval of a drug generally requires two well-controlled Phase 3 studies. We met with the FDA in a Type C informational meeting in March 2017 where the primary endpoint established in our Phase 2b/3 trial was discussed prior to the un-binding the data and incorporated the FDA’s recommendation. If the FDA or other regulatory authorities do not recognize this trial as a pivotal trial, we would incur increased costs and delays in the marketing approval process, which would require us to expend more resources than we have available.

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

We may sell up to $6.5 million of our shares of common stock to Aspire Capital pursuant to the 2017 Aspire Purchase Agreement. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the 2017 Aspire Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital, and the 2017 Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

4.1	Registration Rights Agreement, dated May 4, 2017, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	4.1	5/9/2017

10.1	Common Stock Purchase Agreement, dated May 4, 2017, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	10.1	5/9/2017

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

May 9, 2017	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Michael D. Step
	Name:	Michael D. Step
	Title:	Chief Executive Officer

