Form 10-Q
period 2017-06-30
RITTER PHARMACEUTICALS INC
filed 2017-08-07
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of July 28, 2017, there were 14,756,521 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,415,298	$7,046,282
Prepaid expenses	346,403	156,752
Total current assets	5,761,701	7,203,034

Other assets	10,326	10,326
Property and equipment, net	20,921	23,542
Total Assets	$5,792,948	$7,236,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,091,932	$1,896,368
Accrued expenses	675,521	1,222,735
Other liabilities	15,530	14,736
Total current liabilities	2,782,983	3,133,839

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 25,000,000 shares authorized; 14,756,521 and 11,619,197 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	14,757	11,619
Additional paid-in capital	52,099,043	49,559,020
Accumulated deficit	(49,103,835)	(45,467,576)
Total stockholders’ equity	3,009,965	4,103,063

Total Liabilities and Stockholders’ Equity	$5,792,948	$7,236,902

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating costs and expenses:
Research and development	$774,476	$2,880,574	$1,206,630	$4,763,422
Patent costs	50,661	68,616	128,363	100,980
General and administrative	1,144,220	1,206,943	2,315,545	2,441,961
Total operating costs and expenses	1,969,357	4,156,133	3,650,538	7,306,363
Operating loss	(1,969,357)	(4,156,133)	(3,650,538)	(7,306,363)

Other income:
Interest income	6,333	16,661	14,279	37,227
Other income	—	—	—	1,214
Total other income	6,333	16,661	14,279	38,441
Net loss	$(1,963,024)	$(4,139,472)	$(3,636,259)	$(7,267,922)

Net loss per common share ― basic and diluted	$(0.14)	$(0.48)	$(0.28)	$(0.85)

Weighted-average common shares outstanding — basic and diluted	13,953,302	8,584,661	12,786,249	8,583,259

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3,636,259)	$(7,267,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,621	2,579
Stock-based compensation	543,161	707,314
Changes in operating assets and liabilities:
Prepaid expenses	(189,651)	123,231
Accounts payable	195,564	1,063,298
Accrued expenses	(547,214)	317,887
Other liabilities	794	11,619
Net cash used in operating activities	(3,630,984)	(5,041,994)

Cash flows from investing activities
Purchases of property and equipment	—	(8,063)
Net cash used in investing activities	—	(8,063)

Cash flows from financing activities
Proceeds from the issuance of shares from common stock purchase agreement	2,000,000	—
Proceeds from exercise of options on common stock	—	2,130
Net cash provided by financing activities	2,000,000	2,130

Net decrease in cash and cash equivalents	(1,630,984)	(5,047,927)

Cash and cash equivalents at beginning of period	7,046,282	15,819,566
Cash and cash equivalents at end of period	$5,415,298	$10,771,639

Supplemental disclosure of cash flow information
Cash paid for taxes	$800	$63,044

Non-cash financing activities
Shares issued as a commitment fee	$93,380	—

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

Ritter Pharmaceuticals, Inc. develops therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. The Company conducts human gut health research by exploring metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics. The Company’s lead compound, RP-G28, is currently under development for the treatment of lactose intolerance. There currently is no drug approved by the Food and Drug Administration (“FDA”) for the treatment of lactose intolerance, a debilitating disease that affects over one billion people worldwide.

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading.

The condensed balance sheet at December 31, 2016 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 27, 2017 (the “2016 Annual Report”), but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other period. The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2016 Annual Report.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. For the six months ended June 30, 2017, the Company had a net loss of approximately $3.6 million and had net cash used in operating activities of approximately $3.6 million. At June 30, 2017, the Company had working capital of approximately $3.0 million, an accumulated deficit of approximately $49.1 million, and cash and cash equivalents of approximately $5.4 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Since inception, the operations of the Company have been funded through the sale of common shares, preferred shares and convertible debt. Management cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is not able to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of RP-G28; (ii) seek collaborators at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and/or (iii) relinquish or otherwise dispose of its rights to RP-G28.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the six months ended June 30, 2017, as compared with the significant accounting policies described in the Company’s 2016 Annual Report.

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

Cash and Cash Equivalents

Cash consists of amounts held in a financial institution and consists of immediately available fund balances. The funds are maintained at a stable financial institution, generally at amounts in excess of federally insured limits. As of June 30, 2017 and December 31, 2016, approximately $4.9 million and approximately $6.8 million, respectively, in cash and cash equivalents were uninsured. The Company has not experienced any loss on deposits of cash and cash equivalents to date.

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

Other accounting standards updates effective after June 30, 2017 are not expected to have a material effect on the Company’s financial statements.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	June 30, 2017	December 31, 2016
Computer equipment	5 years	$10,274	$10,274
Furniture and fixtures	7 years	23,325	23,325
Total property and equipment		33,599	33,599
Accumulated depreciation		(12,678)	(10,057)
Property and equipment, net		$20,921	$23,542

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Depreciation expense of approximately $1,300 was recognized for each of the three months ended June 30, 2017 and 2016 and approximately $2,600 was recognized for the six months ended June 30, 2017 and 2016, and classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Master Services Agreement

On December 30, 2015, the Company entered into a Master Service Agreement with Covance, Inc. (“Covance”), with an effective date of December 29, 2015. Pursuant to the terms of the Master Service Agreement, Covance (or one or more of its affiliates) will provide Phase 1, 2, 3, and 4 clinical services for a clinical study or studies to the Company and, at the request of the Company, assist with the design of such studies, in accordance with the terms of separate individual project agreements to be entered into by the parties. The term of the agreement is for three years and will renew automatically for successive one year periods unless Covance is no longer providing services under the agreement or either party has terminated the agreement upon written notice. The Company may terminate the Master Service Agreement or any individual project agreement entered into under the Master Service Agreement prior to the applicable study’s completion at any time for any reason upon 30 days written notice to Covance, except when the reason for termination is the safety of subjects, in which case it may be terminated immediately. Covance may not terminate any individual project agreement without cause, except when the reason for the termination is the safety of subjects, in which case it may be terminated immediately. In the event of a termination of the Master Service Agreement, Covance will be entitled to full payment for (i) work performed on the applicable project through the date work on such project is concluded and (ii) reimbursement for all non-cancellable and non-refundable expenses and financial obligations which Covance (or an affiliate) has incurred or undertaken on behalf of the Company.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $29,000 for the three months ended June 30, 2017 and 2016, and $58,000 for the six months ended June 30, 2017 and 2016, and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

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

As of June 30, 2017, the Company had 14,756,521 shares of common stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. There are currently no shares of preferred stock issued and outstanding. Any preferred stock issued in the future will have the rights, preferences and privileges that the Company’s Board of Directors may determine from time to time.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Aspire Capital Financing Arrangement

On December 18, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”), with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital is committed to purchase up to an aggregate of $10.0 million of the Company’s shares of common stock over the approximate 30-month term of the 2015 Aspire Purchase Agreement. As of June 30, 2017, the Company had issued an aggregate of 4,577,699 shares of its common stock to Aspire Capital under the 2015 Aspire Purchase Agreement for approximate proceeds of $5.0 million.

On May 4, 2017, the Company terminated the 2015 Aspire Purchase Agreement and entered into a new common stock purchase agreement with Aspire Capital (the “2017 Aspire Purchase Agreement”), which provides that upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $6.5 million of shares of the Company’s common stock over the 30-month term of the 2017 Aspire Purchase Agreement. On any trading day on which the closing sale price of the Company’s common stock exceeds $0.25, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per trading day, for up to $6.5 million of the Company’s common stock in the aggregate at a per share price, calculated by reference to the prevailing market price of the Company’s common stock (as provided in the 2017 Aspire Purchase Agreement).

As a condition to the 2017 Aspire Purchase Agreement, the Company issued 137,324 shares of its common stock to Aspire Capital as a commitment fee. As of the date of this Quarterly Report, no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 — WARRANTS

The following represents a summary of the warrants outstanding at June 30, 2017 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2016	578,323	$8.45
Granted	—	$—
Exercised/Expired/Forfeited	—	$—
Outstanding at June 30, 2017	578,323	$8.45
Exercisable at June 30, 2017	578,323	$8.45

NOTE 8 — STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has issued equity awards pursuant to its 2015 Equity Incentive Plan (the “2015 Plan”), 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”). The Plans permit the Company to grant non-statutory stock options, incentive stock options and other equity awards to the Company’s employees, outside directors and consultants; however, incentive stock options may only be granted to the Company’s employees. Beginning June 29, 2015, no further awards may be granted under the 2009 Stock Plan or 2008 Stock Plan. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Equity Incentive Plan.

On June 2, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at the 2017 annual meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 838,000 shares of common stock. As of June 30, 2017, the aggregate number of shares of common stock available for issuance under the 2015 Plan, as amended, was 843,360.

The following represents a summary of the options granted to employees and non-employees that are outstanding at June 30, 2017 and changes during the period then ended:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	2,476,924	$6.01		$497,351	8.3
Options granted	88,000	$2.89		―	9.0
Options forfeited	(5,000)	$2.89		―	―
Outstanding at June 30, 2017	2,559,924	$5.91	$	―	7.8
Exercisable at June 30, 2017	1,711,561

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock price volatility	53.68% - 53.90%	54.75% - 56.33%	53.68% – 55.4%	54.75% - 59.03%
Risk-free interest rate	1.98% - 2.37%	1.29% - 1.66%	1.94% - 2.40%	1.29% - 1.78%
Term of options	10	10	10	10
Stock price	$0.55 - $1.08	$1.53 - $1.65	$0.55 - $3.40	$1.13 - $1.65

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $249,000 and $328,000 for the three months ended June 30, 2017 and 2016, respectively, and $543,000 and $707,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was approximately $631,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

No stock options were exercised during the three and six months ended June 30, 2017. No options were exercised during the three months ended June 30, 2016, and approximately 2,700 options were exercised during the six months ended June 30, 2016 with approximate proceeds to the Company of $2,000. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2016 was approximately $4,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (the “2016 Annual Report”). As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” or “Ritter” refer to Ritter Pharmaceuticals, Inc.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to obtain additional financing;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the success and timing of our preclinical studies and clinical trials;

●	our ability to obtain and maintain regulatory approval of RP-G28 and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	regulatory developments in the United States and other countries;

●	the performance of third-party manufacturers;

●	our ability to develop and commercialize RP-G28 and any other product candidates that we may develop in the future;

●	our ability to obtain and maintain intellectual property protection for RP-G28 and any other product candidates we may develop in the future;

●	the successful development of our sales and marketing capabilities;

●	the potential markets for RP-G28 and any other product candidates we may develop in the future and our ability to serve those markets;

●	the rate and degree of market acceptance of our products, if approved;

●	the success of competing drugs that are or become available; and

●	the loss of key scientific or management personnel.

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

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report. You should also read carefully the factors described in the “Risk Factors” section of our 2016 Annual Report and this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

Topline results of our Phase 2b/3 clinical trial were announced in March 2017. Results showed a clinically meaningful benefit to subjects in the reduction of lactose intolerance symptoms across a variety of outcome measures. The majority of analyses showed positive outcome measures and the robustness of the data point to a clear drug effect. Treatment patients not only reported meaningful reduced symptoms, but also 30-days after taking the treatment, patients reported adequate relief from lactose intolerance symptoms and satisfaction with the results of the treatment, with RP-G28 preventing or treating their lactose intolerance symptoms. Greater milk and dairy product consumption was also reported by patients.

Due to inconsistent data results from one study site, the data from this site was excluded from the primary analysis population. The Company is continuing to examine the data results from this one study site. Nevertheless, we believe that, based on the trial results, the successful completion of a confirmatory Phase 3 program could be adequate to support a NDA submission. We have requested an End of Phase 2 meeting by the end of 2017, which the FDA has granted. The FDA may require us to conduct two or more additional clinical trials, possibly involving a larger sample size or a different clinical trial design, or may require longer follow-up periods, particularly if the FDA does not find the results from our adaptive Phase 2b/3 clinical trial to be sufficiently persuasive.

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

We have incurred net losses in each year since our inception, including net losses of approximately $3.6 million for the six months ended June 30, 2017. We had an accumulated deficit of approximately $49.1 million as of June 30, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, patent costs, stock-based compensation, and from general and administrative costs associated with our operations.

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

From inception through June 30, 2017, we have incurred approximately $21.0 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

The successful development of RP-G28 is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of RP-G28 or the period, if any, in which material net cash inflows from RP-G28 may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Critical Accounting Policies and Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our significant accounting policies as of and for the six months ended June 30, 2017, as compared with the significant accounting policies described in our 2016 Annual Report.

While our significant accounting policies are more fully described in Note 3 to the financial statements included in this Quarterly Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Fair Value of Financial Instruments

Fair value measurement guidelines are prescribed by accounting principles generally accepted in the United States of America (“GAAP”) to value financial instruments. The guidance includes a definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.

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

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$774,476	$2,880,574	$(2,106,098)	(73)%
Patent costs	50,661	68,616	(17,955)	(26)%
General and administrative	1,144,220	1,206,943	(62,723)	(5)%
Total operating costs and expenses	1,969,357	4,156,133	(2,186,776)	(53)%
Loss from operations	(1,969,357)	(4,156,133)	2,186,776	53%
Other income
Interest income	6,333	16,661	(10,328)	(62)%
Total other income	6,333	16,661	(10,328)	(62)%
Net loss	$(1,963,024)	$(4,139,472)	$2,176,448	53%

Research and Development Expenses

Research and development expenses decreased by approximately $2.1 million, or 73%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The primary reason for this decrease is that our Phase 2b/3 clinical trial, which was initiated in March 2016, was completed during the fourth quarter of 2016. Research and development expenses during the three months ended June 30, 2017 primarily reflect extension study fees and Phase 2b/3 analysis costs.

Patent Costs

The approximate $18,000, or 26%, decrease in patent costs during the three months ended June 30, 2017 as compared to the same period in 2016 was mainly due to lower costs for the maintenance of our patent rights and the prosecution of patents during the current fiscal quarter.

General and Administrative Expenses

General and administrative expenses decreased slightly by approximately $63,000, or 5%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to lower stock-based compensation expense.

Other Income

Other income decreased by approximately $10,000, or 62%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, due to lower interest income for the current fiscal quarter.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	For the Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$1,206,630	$4,763,422	$(3,556,792)	(75)%
Patent costs	128,363	100,980	27,383	27%
General and administrative	2,315,545	2,441,961	(126,416)	(5)%
Total operating costs and expenses	3,650,538	7,306,363	(3,655,825)	(50)%
Loss from operations	(3,650,538)	(7,306,363)	3,655,825	50%
Other income
Interest income	14,279	37,227	(22,948)	(62)%
Other income	—	1,214	(1,214)	(100)%
Total other income	14,279	38,441	(24,162)	(63)%
Net loss	$(3,636,259)	$(7,267,922)	$3,631,663	50%

Research and Development Expenses

Research and development expenses decreased by approximately $3.6 million, or 75%, during the six months ended June 30, 2017 as compared to the same prior year period. The primary reason for the decrease is that our Phase 2b/3 clinical trial, which was initiated in March 2016, was completed during the fourth quarter of 2016. Research and development expenses during the six months ended June 30, 2017 primarily reflect the extension study fees and Phase 2b/3 analysis costs.

Patent Costs

The approximate $27,000, or 27%, increase in patent costs during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is mainly attributable to an increase in activity and costs related to the maintenance of our patent rights, the prosecution of patents, new patent applications and our preparation to file national phase applications in certain foreign countries during the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses decreased slightly by approximately $126,000, or 5%, during the six months ended June 30, 2017 as compared to approximately $2.4 million for the six months ended June 30, 2016 and was mainly attributable to lower stock compensation expense.

Other Income

Interest income was approximately $14,000 and $37,000 for the six months ended June 30, 2017 and 2016, respectively. The decrease of approximately $23,000, or 62%, during the six months ended June 30, 2017 reflects a decrease in interest on our average cash balances as a result of funding our Phase 2b/3 trial.

There was no other income during the six months ended June 30, 2017 as compared to other income of approximately $1,000 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of June 30, 2017, we had an accumulated deficit of approximately $49.1 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At June 30, 2017, we had working capital of approximately $3.0 million, and cash of approximately $5.4 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(3,630,984)	$(5,041,994)
Investing activities	—	(8,063)
Financing activities	2,000,000	2,130
Net decrease in cash	$(1,630,984)	$(5,047,927)

Operating Activities

During the six months ended June 30, 2017, net cash used in operating activities of approximately $3.6 million primarily reflects our net loss for the period of approximately $3.6 million, offset by non-cash charges of approximately $543,000 for stock-based compensation expense and changes in our working capital accounts, mainly consisting of decreases in accounts payable and accrued expenses of approximately $190,000 and $547,000, respectively.

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

Investing Activities

No cash was used in investing activities for the six months ended June 30, 2017. Net cash used in investing activities of approximately $8,000 during the six months ended June 30, 2016 related to the purchase of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $2.0 million during the six months ended June 30, 2017 resulted from proceeds received from the sale of common shares to Aspire Capital, LLC (“Aspire Capital”) pursuant to the Common Stock Purchase Agreement with Aspire Capital (the “2015 Common Stock Purchase Agreement”).

Net cash provided by financing activities of approximately $2,000 during the six months ended June 30, 2016 resulted from net proceeds received from the exercise of options for common stock.

Sources of Liquidity

2015 Aspire Capital Financing Arrangement

On December 18, 2015, we entered into the 2015 Aspire Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital was committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximately 30-month term of the 2015 Aspire Purchase Agreement.

On May 4, 2017, we terminated the 2015 Aspire Purchase Agreement and entered into a new common stock purchase agreement with Aspire Capital (the “2017 Aspire Purchase Agreement”), which provides that upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $6.5 million of shares of our common stock over the 30-month term of the 2017 Aspire Purchase Agreement. On any trading day on which the closing sale price of our common stock exceeds $0.25, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 100,000 shares of our common stock per trading day, for up to $6.5 million of our common stock in the aggregate at a per share price, calculated by reference to the prevailing market price of our common stock (as provided in the 2017 Aspire Purchase Agreement).

As a condition to the 2017 Aspire Purchase Agreement, we issued 137,324 shares of our common stock to Aspire Capital as a commitment fee. As of the date of this Quarterly Report, no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement. We expect to use the Aspire facility to complement, rather than replace, other financing that may be required during the next twelve months to continue our operations and support our capital needs.

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

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval for and commercialize RP-G28. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for RP-G28. Additionally, we have incurred and will continue to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval for RP-G28, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that our existing cash and cash equivalents, together with interest and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the 2017 Aspire Purchase Agreement, will enable us to fund our operating expenses and capital expenditure requirements through 2017. We will need to raise additional capital to fund operations and complete ongoing and planned clinical trials beyond 2017.

Our future capital requirements will depend on many factors, including:

●	the ability of RP-G28 and any other product candidates that we may develop in the futures to progress through clinical development successfully;

●	the outcome, costs and timing of seeking and obtaining FDA;

●	the willingness of the EMA or other regulatory agencies outside the United States to accept our Phase 2b/3 and any Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;

●	our need to expand our research and development activities;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;

●	market acceptance of RP-G28 and any other product candidates that we may develop in the future;

●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the effect of competing technological and market developments;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

●	the costs of operating as a public company.

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

Off-Balance Sheet Arrangements

Through June 30, 2017, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2017 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to satisfy the continued listing requirements of NASDAQ, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell our common stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

On June 7, 2017, we received a notice from NASDAQ (the “Notice”) that, because the closing bid price of our common stock has been below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on The NASDAQ Capital Market. NASDAQ Listing Rule 550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until December 4, 2017, to regain compliance with the minimum bid price requirement. During the compliance period, our shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

In the event we are not in compliance with the minimum bid price requirement by December 4, 2017, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180 day compliance period by effecting a reverse stock split, if necessary.

We intend to actively monitor the bid price for our common stock between now and December 4, 2017 and will consider available options to regain compliance with the minimum bid price requirement.

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

August 7, 2017	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Michael D. Step
	Name:	Michael D. Step
	Title:	Chief Executive Officer

