Form 10-Q
period 2017-09-30
RITTER PHARMACEUTICALS INC
filed 2017-10-31
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 27, 2017, there were 49,506,521 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,558,874	$7,046,282
Prepaid expenses	260,597	156,752
Total current assets	3,819,471	7,203,034

Other assets	10,326	10,326
Deferred offering costs	310,786	—
Property and equipment, net	19,606	23,542
Total Assets	$4,160,189	$7,236,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,745,370	$1,896,368
Accrued expenses	196,578	1,222,735
Other liabilities	15,927	14,736
Total current liabilities	2,957,875	3,133,839

Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 225,000,000 shares authorized; 14,756,521 and 11,619,197 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	14,757	11,619
Additional paid-in capital	52,302,244	49,559,020
Accumulated deficit	(51,114,687)	(45,467,576)
Total stockholders’ equity	1,202,314	4,103,063

Total Liabilities and Stockholders’ Equity	$4,160,189	$7,236,902

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating costs and expenses:
Research and development	$915,268	$2,348,755	$2,121,898	$7,112,177
Patent costs	47,431	98,908	175,794	199,888
General and administrative	1,052,236	1,091,647	3,367,781	3,533,608
Total operating costs and expenses	2,014,935	3,539,310	5,665,473	10,845,673
Operating loss	(2,014,935)	(3,539,310)	(5,665,473)	(10,845,673)

Other income:
Interest income	4,083	13,239	18,362	50,466
Other income	—	—	—	1,214
Total other income	4,083	13,239	18,362	51,680
Net loss	$(2,010,852)	$(3,526,071)	$(5,647,111)	$(10,793,993)

Net loss per common share ― basic and diluted	$(0.14)	$(0.41)	$(0.42)	$(1.26)

Weighted-average common shares outstanding — basic and diluted	14,756,521	8,585,406	13,443,007	8,584,442

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(5,647,111)	$(10,793,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,936	3,894
Stock-based compensation	746,362	1,041,656
Changes in operating assets and liabilities:
Prepaid expenses	(103,845)	(57,092)
Accounts payable	849,002	2,131,022
Accrued expenses	(1,026,157)	293,793
Other liabilities	1,191	12,841
Net cash used in operating activities	(5,176,622)	(7,367,879)

Cash flows from investing activities
Purchases of property and equipment	—	(8,063)
Net cash used in investing activities	—	(8,063)

Cash flows from financing activities
Proceeds from the issuance of shares from common stock purchase agreement	2,000,000	—
Proceeds from exercise of options on common stock	—	8,504
Deferred offering costs	(310,786)	—
Net cash provided by financing activities	1,689,214	8,504

Net decrease in cash and cash equivalents	(3,487,408)	(7,367,438)

Cash and cash equivalents at beginning of period	7,046,282	15,819,566
Cash and cash equivalents at end of period	$3,558,874	$8,452,128

Supplemental disclosure of cash flow information
Cash paid for taxes	$800	$72,112

Non-cash financing activities
Shares issued as a commitment fee	$93,380	—

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

Ritter develops therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. The Company conducts human gut health research by exploring metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics. The Company’s lead compound, RP-G28, is currently under development for the treatment of lactose intolerance. There currently is no drug approved by the Food and Drug Administration (“FDA”) for the treatment of lactose intolerance, a debilitating disease that affects over one billion people worldwide.

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

The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other period. The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2016 Annual Report.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. For the nine months ended September 30, 2017, the Company had a net loss of approximately $5.6 million and had net cash used in operating activities of approximately $5.2 million. At September 30, 2017, the Company had working capital of approximately $0.9 million, an accumulated deficit of approximately $51.1 million, and cash and cash equivalents of approximately $3.6 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended September 30, 2017, as compared with the significant accounting policies described in the Company’s 2016 Annual Report.

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

Cash and Cash Equivalents

Cash consists of amounts held in a financial institution and consists of immediately available fund balances. The funds are maintained at a stable financial institution, generally at amounts in excess of federally insured limits. As of September 30, 2017 and December 31, 2016, approximately $3.6 million and approximately $6.8 million, respectively, in cash and cash equivalents were uninsured. The Company has not experienced any loss on deposits of cash and cash equivalents to date.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for the Company’s interim and annual reporting periods beginning January 1, 2018. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its financial statements.

Other accounting standards updates effective after September 30, 2017 are not expected to have a material effect on the Company’s financial statements.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	September 30, 2017	December 31, 2016
Computer equipment	5 years	$10,274	$10,274
Furniture and fixtures	7 years	23,325	23,325
Total property and equipment		33,599	33,599
Accumulated depreciation		(13,993)	(10,057)
Property and equipment, net		$19,606	$23,542

Depreciation expense of approximately $1,300 was recognized for each of the three months ended September 30, 2017 and 2016 and approximately $3,900 was recognized for the nine months ended September 30, 2017 and 2016, and classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to the terms of the Amended Supply Agreement, the Company purchased the exclusive worldwide assignment of all right, title and interest to a purified GOS product (“Improved GOS”), the composition of matter of the Improved GOS and any information relating to the Improved GOS, including certain specified technical information and other intellectual property rights (the “Improved GOS IP”) on July 30, 2015 for $800,000. The Company also issued 100,000 shares of its common stock to RSM pursuant to a stock purchase agreement. The shares issued to RSM were subject to a lock-up agreement, pursuant to which RSM agreed that it would not sell these shares for a period ending on the earlier of (i) the public release by the Company of the final results of its Phase 2b/3 clinical trial of RP-G28 and (ii) the filing of a Form 10-Q with the SEC for the fiscal quarter in which the Company receives the results of its Phase 2b/3 clinical trial of RP-G28, which condition was satisfied with the filing of the Company’s quarterly report on Form 10-Q on August 7, 2017.

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

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $29,000 and $28,000 for the three months ended September 30, 2017 and 2016, respectively, and $86,000 for the nine months ended September 30, 2017 and 2016, and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 — STOCKHOLDERS’ EQUITY

Authorized Shares

On September 15, 2017, the Company amended its Amended and Restated Certificate of Incorporation to authorize the issuance of up to 225,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, $0.001 par value per share.

As of September 30, 2017, the Company had 14,756,521 shares of common stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. There are currently no shares of preferred stock issued and outstanding. Any preferred stock issued in the future will have the rights, preferences and privileges that the Company’s Board of Directors may determine from time to time.

Aspire Capital Financing Arrangement

On December 18, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $10.0 million of the Company’s shares of common stock over the approximate 30-month term of the 2015 Aspire Purchase Agreement. As of September 30, 2017, the Company had issued an aggregate of 4,577,699 shares of its common stock to Aspire Capital under the 2015 Aspire Purchase Agreement for approximate proceeds of $5.0 million.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This offering was made pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on August 23, 2016. The shelf registration statement allows the Company to issue, from time to time at prices and on terms to be determined at or prior to the time of an offering, up to $150,000,000 of any combination of an indeterminate number of shares of common stock, an indeterminate number of shares of preferred stock, an indeterminate principal amount of debt securities, an indeterminate number of warrants, rights and purchase contracts to purchase common stock or debt securities, and an indeterminate number of units. If any debt securities are issued at an original issue discount, then the offering price of such debt securities shall be in such greater principal amount as shall result in an aggregate offering price not to exceed $150,000,000, less the aggregate dollar amount of all securities previously issued hereunder. The securities registered also include such indeterminate number of shares of common stock and preferred stock that may be issued upon conversion or exchange of convertible or exchangeable securities being registered or pursuant to the anti-dilution provisions of any such securities.

October 2017 Public Offering

On October 3, 2017, the Company closed a public offering, selling an aggregate of (i) 34,550,000 Class A Units consisting of 34,550,000 shares of the Company’s common stock and warrants to purchase 34,550,000 shares of the Company’s common stock at a public offering price of $0.40 per unit, and (ii) 9,180 Class B Units consisting of 9,180 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per unit, and convertible into an aggregate of 22,950,000 shares of the Company’s common stock, and warrants to purchase an aggregate of 22,950,000 shares of the Company’s common stock. The warrants have an exercise price of $0.44, are exercisable upon issuance and expire five years from the date of issuance.

The Company granted the underwriters a 45-day option to purchase an additional 8,625,000 shares of the Company’s common stock and/or warrants to purchase an additional 8,625,000 shares of the Company’s common stock. As of the closing of the offering, the underwriters have exercised their over-allotment option for warrants to purchase 2,975,000 shares of the Company’s common stock.

Aggregate gross proceeds to the Company from the public offering were approximately $23.0 million. The Company paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering, and approximately $0.4 million of other expenses in connection with the offering of which approximately $0.3 million are recorded as deferred offering costs in the Company’s financial statements as of, and for the nine months ended September 30, 2017.

The securities described above were offered by the Company pursuant to a registration statement filed with the SEC that was declared effective on September 28, 2017. The final prospectus relating to the offering was filed with the SEC on October 2, 2017.

NOTE 7 — WARRANTS

The following represents a summary of the warrants outstanding at September 30, 2017 and changes during the period then ended:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	578,323	$8.45
Granted	—	$—
Exercised/Expired/Forfeited	—	$—
Outstanding at September 30, 2017	578,323	$8.45
Exercisable at September 30, 2017	578,323	$8.45

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

On September 15, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 25,858,711 shares of common stock. As of September 30, 2017, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 27,500,000.

The following represents a summary of the options granted to employees and non-employees that are outstanding at September 30, 2017 and changes during the period then ended:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	2,476,924	$6.01		$497,351	8.3
Options granted	88,000	2.89		―	8.8
Options forfeited	(5,000)	2.89		―	―
Outstanding at September 30, 2017	2,559,924	5.91		―	7.6
Exercisable at September 30, 2017	1,808,972	$5.88	$	―	7.2

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock price volatility	53.08% - 53.68%	53.60% - 54.73%	53.08% – 53.90%	53.60% - 59.03%
Risk-free interest rate	1.89% - 2.29%	1.29% - 1.71%	1.98% - 2.37%	1.29% - 1.78%
Term of options	10	10	10	10
Stock price	$0.35 - $0.65	$1.27 - $1.68	$0.35 - $1.08	$1.13 - $1.68

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $203,000 and $333,000 for the three months ended September 30, 2017 and 2016, respectively, and $746,000 and $1,042,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $263,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

No stock options were exercised during the three and nine months ended September 30, 2017. Approximately 8,000 options were exercised during the three months ended September 30, 2016, and approximately 11,000 options were exercised during the nine months ended September 30, 2016 with approximate proceeds to the Company of $9,000. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2016 was approximately $18,000.

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

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the human gut microbiome to treat gastrointestinal diseases. We are advancing human gut health research by exploring the metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics into applications intended to have a meaningful impact on a patient’s health. We completed a Phase 2a clinical trial of our leading product candidate, RP-G28, an orally administered, high purity oligosaccharide in November 2011.

We completed a Phase 2b/3 multi-center, randomized, double-blind, placebo-controlled, parallel group trial of RP-G28 in October 2016. The purpose of the trial was to evaluate the safety, efficacy and tolerability of two dosing regimens of RP-G28 in patients with moderate to severe lactose intolerance symptoms. Enrollment was initiated in March 2016 and completed in August 2016, achieving our projected enrollment time period. The trial aimed to evaluate a patient’s ability to consume dairy foods post-treatment with improved tolerance and reduced digestive symptoms. A total of 377 subjects were enrolled in the trial with 18 clinical sites participating throughout the United States. Patients underwent a 30-day treatment, followed by a 30-day post-treatment evaluation of dairy tolerance. On October 17, 2016, the last patient completed dosing and all monitoring visits.

We held a Type C meeting with the FDA in March 2017, prior to the unblinding of our Phase 2b/3 data, to discuss our development plans and Phase 2b/3 clinical trial. The focus of the meeting was to obtain the FDA’s feedback on our Phase 2b/3 clinical trial, including our statistical analysis plan (“SAP”) prior to unblinding any data.

The meeting with the FDA was constructive and productively focused on best defining clinically meaningful benefits to patients suffering from lactose intolerance and how to reflect these benefits in endpoints. We modified aspects of our SAP to address certain FDA recommendations, including a change to our primary endpoint, which was changed to combine abdominal pain with relevant secondary endpoints to establish a composite score (abdominal pain, abdominal cramping, abdominal bloating and abdominal gas). The protocol design and the assessment utilized to collect lactose intolerance symptoms remained unchanged.

Topline results of the trial were announced in March 2017. Due to inconsistent data results from one study site, the data from this site was excluded from the primary analysis population (Efficacy Subset mITT). After excluding the data from the one anomalous study site, results showed a clinically meaningful benefit to subjects in the reduction of lactose intolerance symptoms across a variety of outcome measures. The majority of analyses showed positive outcome measures and the robustness of the data point to a clear drug effect. Treatment patients not only reported meaningful reduced symptoms, but also 30 days after taking the treatment, patients reported adequate relief from lactose intolerance symptoms and satisfaction with the results of the treatment, with RP-G28 preventing or treating their lactose intolerance symptoms. Greater milk and dairy product consumption was also reported by patients.

A subset of subjects from our Phase 2b/3 clinical trial has been rolled into a 12-month extension study to evaluate long-term durability of treatment. The study is also evaluating each participant’s microbiome, expanding our knowledge of the effects that RP-G28 may have on adapting the gut microbiota in a beneficial manner. The subjects are expected to complete the 12-month evaluation during the fourth quarter of 2017.

We held an End-of-Phase 2 meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products in August 2017. The purpose of the meeting was to obtain the FDA’s feedback on our Phase 3 program. We reached general consensus with the FDA on certain elements of our current Phase 3 program and have received clear guidance and recommendations on many necessary components of our Phase 3 program; including the clinical, non-clinical, and chemistry, manufacturing and controls (CMC) requirements needed to support an NDA submission.

We have incorporated much of this guidance into our Phase 3 program. Our current Phase 3 clinical program will consist of two confirmatory clinical trials of similar trial design and size as our Phase 2b/3 clinical trial and will include additional components that may allow for claims for durability of effect. These additional trials may be run in parallel.

Financial Overview

We have incurred net losses in each year since our inception, including net losses of approximately $5.6 million for the nine months ended September 30, 2017. We had an accumulated deficit of approximately $51.1 million as of September 30, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, patent costs, stock-based compensation, and from general and administrative costs associated with our operations.

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

From inception through September 30, 2017, we have incurred approximately $21.9 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

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

Critical Accounting Policies and Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our significant accounting policies as of and for the nine months ended September 30, 2017, as compared with the significant accounting policies described in our 2016 Annual Report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$915,268	$2,348,755	$(1,433,487)	(61)%
Patent costs	47,431	98,908	(51,477)	(52)%
General and administrative	1,052,236	1,091,647	(39,411)	(4)%
Total operating costs and expenses	2,014,935	3,539,310	(1,524,375)	(43)%
Loss from operations	(2,014,935)	(3,539,310)	1,524,375	43%
Other income
Interest income	4,083	13,239	(9,156)	(69)%
Total other income	4,083	13,239	(9,156)	(69)%
Net loss	$(2,010,852)	$(3,526,071)	$1,515,219	43%

Research and Development Expenses

Research and development expenses decreased by approximately $1.4 million, or 61%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The primary reason for this decrease is that our Phase 2b/3 clinical trial, which was initiated in March 2016, was completed during the fourth quarter of 2016. Research and development expenses during the three months ended September 30, 2017 primarily reflect the Phase 2b/3 extension study fees and Phase 3 program planning expenses.

Patent Costs

Patent costs decreased by approximately $51,000, or 52%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease was attributable to the overall timing of certain costs related to our maintenance of patent rights and the prosecution of patents.

General and Administrative Expenses

General and administrative expenses decreased slightly by approximately $39,000, or 4%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, mainly due to lower stock-based compensation expense in the current fiscal quarter.

Other Income

Other income decreased by approximately $9,000, or 69%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due to lower interest income for the current fiscal quarter.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	For the Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$2,121,898	$7,112,177	$(4,990,279)	(70)%
Patent costs	175,794	199,888	(24,094)	(12)%
General and administrative	3,367,781	3,533,608	(165,827)	(5)%
Total operating costs and expenses	5,665,473	10,845,673	(5,180,200)	(48)%
Loss from operations	(5,665,473)	(10,845,673)	(5,180,200)	48%
Other income
Interest income	18,362	50,466	(32,104)	(64)%
Other income	—	1,214	(1,214)	(100)%
Total other income	18,362	51,680	(33,318)	(64)%
Net loss	$(5,647,111)	$(10,793,993)	$5,146,882	48%

Research and Development Expenses

Research and development expenses decreased by approximately $5.0 million, or 70%, during the nine months ended September 30, 2017 as compared to the same prior year period. The primary reason for the decrease is that our Phase 2b/3 clinical trial, which was initiated in March 2016, was completed during the fourth quarter of 2016. Research and development expenses during the nine months ended September 30, 2017 primarily reflect the Phase 2b/3 extension study fees and Phase 3 program planning expenses.

Patent Costs

The approximate $24,000, or 12%, decrease in patent costs during the nine months ended September30, 2017 as compared to the nine months ended September 30, 2016 was mainly attributable to the overall timing of certain costs related to our maintenance of patent rights and the prosecution of patents. As of September 30, 2017, we had 14 issued patents and 27 pending patent applications.

General and Administrative Expenses

General and administrative expenses decreased by approximately $166,000, or 5%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily due to lower stock compensation expense that was slightly offset by higher legal fees.

Other Income

Interest income was approximately $18,000 and $50,000 for the nine months ended September 30, 2017 and 2016, respectively. The decrease of approximately $32,000, or 64%, during the nine months ended September 30, 2017 reflects a decrease in interest on our average cash balances as a result of funding our Phase 2b/3 trial and extension study.

There was no other income during the nine months ended September 30, 2017 as compared to other income of approximately $1,000 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of September 30, 2017, we had an accumulated deficit of approximately $51.1 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At September 30, 2017, we had working capital of approximately $0.9 million, and cash of approximately $3.6 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(5,176,622)	$(7,367,879)
Investing activities	—	(8,063)
Financing activities	1,689,214	8,504
Net decrease in cash	$(3,487,408)	$(7,367,438)

Operating Activities

During the nine months ended September 30, 2017, net cash used in operating activities of approximately $5.2 million primarily reflects our net loss for the period of approximately $5.6 million, offset by non-cash charges of approximately $746,000 for stock-based compensation expense and changes in our working capital accounts, mainly consisting of an approximate $849,000 increase in accounts payable and an approximate $1.0 million decrease in accrued expenses.

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

Investing Activities

No cash was used in investing activities for the nine months ended September 30, 2017. Net cash used in investing activities of approximately $8,000 during the nine months ended September 30, 2016 related to the purchase of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $1.7 million during the nine months ended September 30, 2017 resulted from proceeds received from the sale of common shares to Aspire Capital, LLC (“Aspire Capital”) pursuant to the Common Stock Purchase Agreement with Aspire Capital (the “2015 Aspire Purchase Agreement”). Deferred offering costs of approximately $311,000, related to our October 2017 public offering that was closed on October 3, 2017, slightly offset the proceeds from the sale of common shares to Aspire Capital.

Sources of Liquidity

2015 Aspire Capital Financing Arrangement

On December 18, 2015, we entered into the 2015 Aspire Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital was committed to purchase up to an aggregate of $10.0 million of our shares of common stock over the approximate 30-month term of the 2015 Aspire Purchase Agreement.

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

October 2016 Public Offering

On October 31, 2016, we closed a public offering of 2,127,660 shares of our common stock at a price to the public of $2.35 per share, for net proceeds of approximately $4.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us in the offering. The offering was made pursuant to a shelf registration statement on Form S-3.

October 2017 Public Offering

On October 3, 2017, the Company closed a public offering, selling an aggregate of (i) 34,550,000 Class A Units consisting of 34,550,000 shares of the Company’s common stock and warrants to purchase 34,550,000 shares of the Company’s common stock at a public offering price of $0.40 per unit, and (ii) 9,180 Class B Units consisting of 9,180 shares of Series A Convertible Preferred Stock, with a stated value of $1,000, and convertible into an aggregate of 22,950,000 shares of the Company’s common stock, and warrants to purchase an aggregate of 22,950,000 shares of the Company’s common stock. The warrants have an exercise price of $0.44, are exercisable upon issuance and expire five years from the date of issuance.

The Company granted the underwriters a 45-day option to purchase an additional 8,625,000 shares of the Company’s common stock and/or warrants to purchase an additional 8,625,000 shares of the Company’s common stock. As of the closing of the offering, the underwriters have exercised their over-allotment option for warrants to purchase 2,975,000 shares of the Company’s common stock.

Aggregate gross proceeds to the Company from the public offering were approximately $23.0 million. The Company paid to the underwriters underwriting discounts and commissions of approximately $1.6 million in connection with the offering, and approximately $0.4 million of other expenses in connection with the offering., of which approximately $0.3 are recorded as deferred offering costs in the Company’s financial statements as of, and for the nine months ended September 30, 2017.

The securities described above were offered by the Company pursuant to a registration statement filed with the SEC that was declared effective on September 28, 2017. The final prospectus relating to the offering was filed with the SEC on October 2, 2017.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents (including the net proceeds from our October 2017 public offering), together with interest and any proceeds received from our sale of shares of common stock to Aspire Capital pursuant to the 2017 Aspire Purchase Agreement will enable us to fund our operating expenses and capital expenditure requirements through 2018. We will need to raise additional capital to fund operations and complete ongoing and planned clinical trials beyond 2018.

Our future capital requirements will depend on many factors, including:

●	the ability of RP-G28 and any other product candidates that we may develop in the future to progress through clinical development successfully;

●	the outcome, costs and timing of seeking and obtaining FDA approval;

●	the willingness of the EMA or other regulatory agencies outside the United States to accept our Phase 2b/3 and any Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;

●	our need to expand our research and development activities;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;

●	market acceptance of RP-G28 and any other product candidates that we may develop in the future;

●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the effect of competing technological and market developments;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

●	the costs of operating as a public company.

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

Off-Balance Sheet Arrangements

Through September 30, 2017, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on their evaluation, we believe that our disclosure controls and procedures as of September 30, 2017 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors of our 2016 Annual Report and quarterly reports on Form 10-Q filed with the SEC on May 9, 2017 and August 7, 2017 (the “2017 Quarterly Reports”) could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2016 Annual Report and 2017 Quarterly Reports do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the risk factors discussed in our 2016 Annual Report and 2017 Quarterly Reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated September 29, 2017, between Ritter Pharmaceuticals, Inc. and Aegis Capital Corp., as representative of the several underwriters named therein	8-K	001-37428	1.1	10/4/2017

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	10/4/2017

3.2	Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-37428	3.1	10/4/2017

4.1	Warrant Agency Agreement, dated September 29, 2017 by and between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc. (including the form of warrant certificate)	8-K	001-37428	4.1	10/4/2017

10.1	Ritter Pharmaceuticals, Inc. 2015 Equity Incentive Plan, as amended	S-8	333-220907	99.1	10/11/2017

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

October 31, 2017	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Michael D. Step
	Name:	Michael D. Step
	Title:	Chief Executive Officer

