Form 10-K
period 2017-12-31
RITTER PHARMACEUTICALS INC
filed 2018-03-19
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $8.1 million based upon the closing price for shares of the registrant’s common stock of $0.55 as reported by the NASDAQ Capital Market on that date. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.

As of March 19, 2018, there were 49,406,521 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RITTER PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are subject to known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to obtain additional financing on acceptable terms;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the success and timing of our preclinical studies and clinical trials;

●	our ability to obtain and maintain regulatory approval of RP-G28 and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	regulatory developments in the United States and other countries;

●	the performance of third-party manufacturers;

●	our ability to develop and commercialize RP-G28 and any other product candidates we may develop;

●	our ability to obtain and maintain intellectual property protection for RP-G28 and any other product candidates we may develop;

●	the successful development of our sales and marketing capabilities;

●	the potential markets for RP-G28 and any other product candidates we may develop and our ability to serve those markets;

●	the rate and degree of market acceptance of RP-G28 and any other product candidates we may develop;

●	the success of competing drugs that are or become available; and

●	the loss of key scientific or management personnel.

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

Any forward-looking statement that we make in this Annual Report speaks only as of the date of this Annual Report, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report. You should also read carefully the factors described in the “Risk Factors” section of this Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

PART I

Item 1. Business

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. We are advancing gut health research by exploring the gut microbiota and translating the functionality of prebiotic-based therapeutics into applications intended to have a meaningful impact on a patient’s health.

Our first novel microbiome modulator, RP-G28, an orally administered, high purity galacto-oligosaccharide, is currently under development for the treatment of lactose intolerance. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the Food and Drug Administration (“FDA”) for the treatment of lactose intolerance. RP-G28 has been studied in Phase 2a and Phase 2b clinical trials and is a first-in-class compound.

On March 28, 2017, we announced top-line results from our Phase 2b clinical trial of RP-G28 for the treatment of lactose intolerance. The Phase 2b trial was a double-blind, placebo-controlled, three-arm, multi-center study evaluating safety, efficacy and tolerability of two dosing regimens of RP-G28 in patients with lactose intolerance. Enrollment was initiated in March 2016 and the last patient completed dosing in October 2016. The study aimed to evaluate a patient’s ability to consume dairy foods post-treatment with improved tolerance and reduced digestive symptoms. A total of 368 subjects were randomized in the trial with 18 clinical sites participating throughout the United States. Patients underwent a screening period and a 30-day treatment period, followed by a 30-day post-treatment “real world” observation of milk and dairy product consumption period.

A subset of subjects enrolled into a 12-month extension study to evaluate long-term durability of treatment. The extension study also evaluated each participant’s microbiome, expanding knowledge of the effects that RP-G28 may have on adapting the gut microbiota in a beneficial manner. We completed this study in the fourth quarter of 2017.

We held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products in March 2017, prior to the unblinding of our Phase 2b data, to discuss our development plans and Phase 2b clinical trial. The focus of the meeting was to obtain the FDA’s feedback on our Phase 2b clinical trial, including our statistical analysis plan (“SAP”), prior to unblinding any data.

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

We have incorporated much of this guidance into our Phase 3 program. Our current Phase 3 clinical program will consist of two confirmatory clinical trials of similar trial design as our Phase 2b clinical trial and will include additional components that may allow for claims for durability of effect. These additional trials may be run in parallel. We anticipate that the first Phase 3 clinical trial will begin in the second quarter of 2018.

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

Lactose Intolerance

Lactose intolerance is a common condition attributed to the absence or insufficient levels of the enzyme lactase, which is needed to properly digest lactose, a complex sugar found in milk and milk-containing foods.

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

Unlike many common gastrointestinal conditions, such as irritable bowel syndrome, inflammatory bowel diseases, gastroesophageal reflux disease, or dyspepsia (among many others), lactose intolerance symptoms can be completely abated by avoiding dietary lactose. In this regard, lactose intolerance is an avoidance condition, similar to celiac sprue, food intolerances, or various environmental allergies. However, dairy avoidance may lead to inadequate calcium and vitamin D intake, which can predispose individuals to decreased bone accrual, osteoporosis, hypertension, rickets, osteomalacia, and possibly certain cancers. Although supplements and calcium-rich foods are available, several studies have shown that lactose intolerance patients had an average calcium intake of only 300-388 mg/day, significantly less than the 1000-1200 mg/day adult dietary recommended levels. The 2010 National Institutes of Health conference on lactose intolerance highlighted the long-term consequences of dairy avoidance demonstrating both the importance of treating the condition and the need to find improved solutions for patients.

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

Decreased Calcium Intake Increases the Risk for Hypertension

Numerous published reports show that chronic calcium depletion may lead to increased arterial blood pressure. Many additional papers have corroborated this relationship between hypertension and a low calcium intake.

A growing body of evidence indicates that a nutritionally sound diet rich in fruits, vegetables and a generous component of low-fat dairy foods (sometimes referred to as the DASH diet) is optimal for reducing the risk of hypertension. Several reports have confirmed this finding in middle-aged and elderly women. Further, it appears that the DASH diet with generous low-fat dairy is associated with low prevalence of metabolic syndrome. Studies have suggested that the levels of dairy foods (three to four servings per day) required to achieve these effects are well above current U.S. averages and even further above those of lactose intolerant individuals who are avoiding dairy due to symptoms.

Our History

We were formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. Our first prototype, Lactagen™, was an alternative lactose intolerance treatment method. In 2004, clinical testing was conducted, which included a 61-subject double-blind placebo controlled clinical trial. The results were published in the Federation of American Societies for Experimental Biology in May 2005 and demonstrated Lactagen™ to be an effective and safe product for reducing symptoms for nearly 80% of the clinical participants who were on Lactagen™.

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

We completed our initial public offering in June 2015. Our common stock is traded on the Nasdaq Capital Market under the trading symbol “RTTR”.

Our Leading Product Candidate — RP-G28

Overview

RP-G28 is a novel highly purified GOS, which is synthesized enzymatically. The product is being developed for the treatment of lactose intolerance. The therapeutic is taken orally (a powder solution mixed in water) for 30 consecutive days. The proposed mechanism of action of RP-G28 is to increase the intestinal growth and colonization of bacteria that can metabolize lactose to compensate for a patient’s intrinsic inability to digest lactose. Once colonization of bacteria has occurred, it is hypothesized that patients will continue to tolerate lactose as long as they maintain their microflora balance. RP-G28 has the potential to become the first FDA-approved drug for the reduction of symptoms associated with lactose intolerance.

Galacto-oligosaccharides (GOS)

RP-G28 is a >95% purified GOS product derived from a commercially available GOS food ingredient, which is designated as generally recognized as safe (GRAS) by the FDA. GOS refers to a group of compounds containing β-linkages of 1 to 6 galactose units with a single glucose on the terminal end and are found at low levels in human milk. GOS is purified to a pharmaceutical grade by minimizing residual glucose, lactose, galactose and other impurities. Further processing includes ultra-filtration, nano-filtration, decolorization, deionization, and concentration to yield GOS 95 syrup, which is the starting material for RP-G28.

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

While formal nonclinical studies evaluating the safety of RP-G28 have not been performed, other commercially available GOS products have been evaluated in acute and repeat-dose general toxicology studies, reproductive toxicology studies, juvenile toxicology studies, genetic toxicology studies, and in long-term safety studies.

Clinical studies of GOS products were reviewed as part of the safety evaluation to support the Investigational New Drug Application (“IND”) for RP-G28. These include studies in adults (including pregnant women and geriatrics), children, infants and newborns (preterm and full term). The safety of GOS products in humans has been evaluated in 1316 adults at doses of 2.5 to 20 g/day for up to 12 months, and in 1125 children > 1 year of age at doses of 2.0 to 12 g/day for up to 1 year. Overall, no safety concerns attributable to the consumption of GOS were reported. Where side effects were observed, they were typically mild and limited to increased flatulence, abdominal discomfort, and changes in stool consistency and frequency; however, effects were not consistently observed in all studies. Similar observations of increased flatulence have been reported following the consumption fructo-oligosaccharies (FOS) (15 g/day) over a 7-day period (Alles, 1996), and this symptom represents a localized effect that is expected in association with the consumption of indigestible fiber in large quantities. There were no reports of events in other System Organ Class (SOC) suggestive of systemic toxicity.

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

Figure 1

Mechanism of Action

RP-G28 is understood to resist hydrolysis by salivary and intestinal enzymes due to the configuration of their glycosidic bonds and consequently reach the colon virtually intact. The product is then broken down intracellularly by galactosidases, and eventually β-galactosidase hydrolyzes the terminal lactose. This leads to selective alterations in the composition and activity of the microbiome in which RP-G28 enhances the growth of lactose-metabolizing bacteria, including species of Bifidobacteria and Lactobacilli (30). In our Phase 2a Clinical Trial (G28-001), shifts in the fecal microbiome in 82% of participants on treatment and increases in relative abundance of both Bifidobacteria and Lactobacilli were reported. RP-G28 had a bifidogenic effect in 90% of responders, which included species Bifidobacterium longum, Bifidobacterium adolenscentis, Bifidobacterium catenulatum, Bifidobacterium breve, and Bifidobacterium dentium (30). The understood mechanism of action is that by increasing lactose-metabolizing bacteria, less undigested lactose is fermented, and thus reduces gas production and related LI symptoms. Data correlating bacterial taxa and symptom metadata support this proposed hypothesis. In the G28-001 study, microbiome changes correlated with clinical outcomes of improved lactose tolerance in which an increase in Bifidobacterium was associated with decreased pain and cramping outcomes.

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

Our Competitive Strengths

Market Opportunity

RP-G28 has the potential to become the first approved drug in the United States and Europe for the treatment of lactose intolerance.

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

Patent Portfolio

We have issued patents in the United States, in select countries in Europe (Germany, the United Kingdom, France, Spain, the Netherlands, Spain), and in other jurisdictions, directed to pharmaceutical compositions, methods of making such compositions, and methods of using such compositions for the treatment of lactose intolerance and certain of its symptoms. Additional worldwide patent applications are pending. The patent applications include claims covering pharmaceutical compositions, methods of making, methods of use, formulations and packaging.

In addition, in July 2015 we acquired the rights, title and interest to certain patents and related patent applications with claims covering a process for producing ultra-high purity galacto-oligosaccharide active pharmaceutical ingredients, including RP-G28 from our supplier. See “Manufacturing” for additional details regarding the second amendment to the exclusive supply agreement and our exercise of the exclusive option.

See “Intellectual Property” for additional information regarding our patent portfolio.

Our Growth Strategy

In order to achieve our objective of developing safe and effective applications to treat conditions associated with microbiome disfunctions, our near-term and long-term strategies include the following:

●	proceed into Phase 3 clinical trials of RP-G28 for the treatment of lactose intolerance;

●	complete remaining Phase 3 activities needed for an NDA;

●	develop and commercialize RP-G28 either by ourselves or in collaboration with others throughout the world;

●	explore the use of RP-G28 for additional potential therapeutic indications and orphan indications;

●	establish ourselves as a leader in developing therapeutics that modulates the human gut microbiome;

●	continue to develop a robust and defensible patent portfolio, including those we own and those we plan to in-license in the future; and

●	continue to optimize our product development and manufacturing capabilities both internally and externally through outside manufacturers.

Clinical and Regulatory

IND Application/Phase 1

The IND for RP-G28 was activated initially to support a Phase 2a safety, tolerability and efficacy study in lactose intolerant patients. Standard Phase 1 single and repeat dose safety and tolerability studies in healthy volunteers were not needed because other GOS products that contain similar GOS constituents are generally regarded as safe (GRAS) and therefore supported the safety of RP-G28 in humans.

In 2018, a Phase 1 study will be conducted to understand the potential for systemic absorption of RP-G28 and any impact the presence of food may have on the pharmacokinetic profile of RP-G28. A Phase 1 QT/QTc study may be needed if there is measurable systemic exposure of RP-G28. Phase 1 systemic drug-drug-interaction (DDI) studies may also be needed if there is measurable systemic exposure of RP-G28, or if DDI potential within the gut is suggested by the results of in vitro DDI studies.

Phase 2a Study

We completed a double-blinded, randomized, multi-center, placebo-controlled Phase 2a clinical trial to validate the efficacy, safety and tolerance of RP-G28 compared to a placebo. We evaluated RP-G28 in 62 patients with lactose intolerance over a treatment period of 35 consecutive days. Post-treatment, subjects reintroduced dairy into their diets and were followed for an additional 30 days to evaluate lactose digestion, as measured by hydrogen production and symptom improvements. In order to confirm lactose intolerance and study participation, subjects underwent a 25-gram lactose challenge in the clinic. Lactose intolerance symptoms and hydrogen production via hydrogen breath test were assessed for six hours post-lactose dose. Eligible subjects were required to demonstrate a minimum symptom score and a “positive” hydrogen breath test in order to be eligible for randomization. A “positive” breath test was defined as a hydrogen gas elevation of 20 parts per million (ppm) at two time-points within the six hours following a lactose-loading dose. The primary endpoints included tracking patients’ gastrointestinal symptoms via a patient-reported symptom assessment instrument (a Likert Scale, measuring individual symptoms of flatulence, bloating, cramping, abdominal pain and diarrhea, on a scale of 0 (none) to 10 (worst)) at baseline, day 36 and day 66; as well as the measurement of hydrogen gas levels in their breath following a 25-gram lactose challenge.

Positive trends were seen when the entire per protocol study population was analyzed, including some statistically significant subgroup analysis, suggesting a therapeutically positive effect. Although there were few primary and secondary efficacy endpoints with statistically significant results, the combined data suggest that RP-G28 is exerting a positive therapeutic effect

Key findings of the Phase 2a clinical trial included:

●	RP-G28 was well tolerated with no significant study-drug related adverse effects. The benign adverse event safety profile of RP-G28 with dose levels up to 15 gm/day observed in this study is consistent with the known safety of GOS products administered up to 20 gm/day reported in literature.

●	Subjects in the RP-G28 group reported a reduction in total symptoms after treatment. Reported symptom improvement continued 30 days post-treatment. Improvement in symptoms was assessed in the study using several different measures, including a pain Likert scale and a patient global assessment. Subjects receiving RP-G28 had greater improvement in most of their symptoms (cramps, bloating and gas) following lactose challenge compared to placebo, but the differences were not statistically significant given the small cohort size. However, a clinically meaningful reduction in abdominal pain was seen in subjects receiving RP-G28 compared to placebo.

●	An analysis of “responders” for abdominal pain (defined as subjects who reported a score of zero in abdominal pain severity following a lactose challenge at Day 36/Hour 6 and Day 66/Hour 6) was performed. In the 55 subjects who noted abdominal pain following the baseline (Day 0) lactose challenge, 50% of RP-G28-treated subjects reported no abdominal pain compared to 17% of the placebo-treated subjects. This difference was statistically significant (p = 0.0190). See Figure 2 below.

●	An analysis of “responders” for abdominal pain (defined as subjects who reported a greater than 50% decrease in abdominal pain severity following lactose challenge between Day 0/Hour 6 and Day 36/Hour 6) was performed. In the 55 subjects who noted abdominal pain following the baseline (Day 0) lactose challenge, 72.2% of RP-G28-treated subjects reported a >50% reduction in abdominal pain severity compared to 42.1% of the placebo-treated subjects. This difference was also statistically significant (p=0.0288).

●	Six times as many patients in the treatment group versus the placebo group described themselves as lactose tolerant in the global assessment and did not report symptoms associated with lactose intolerance on Day 66. After completion of study treatment at Day 36, subjects were encouraged to re-introduce dairy foods into their diet. Thirty days later (Day 66), subjects were asked to provide an assessment of their symptom status, i.e., whether they considered themselves still lactose intolerant compared with subjects receiving placebo (Yes/No). As seen below in Figure 2 below, in the 58 subjects providing responses, a significantly larger percentage of subjects receiving RP-G28 (30%) considered themselves no longer lactose intolerant compared with subjects receiving placebo (5.6%); this result was statistically significant (p=0.0389).

●	Shifts in the fecal microbiome in 82% of participants on treatment (31) and increases in relative abundance of both Bifidobacteria and Lactobacilli were reported. Pre-treatment, three distinct clusters were identified, while post-treatment (Day 66) two distinct clusters were identified, demonstrating a clear shift in certain species represented before and after treatment. RP-G28 had a bifidogenic effect in 90% of responders, which included species Bifidobacterium longum, Bifidobacterium adolenscentis, Bifidobacterium catenulatum, Bifidobacterium breve, and Bifidobacterium dentium (30).

Figure 2

The clinical results of our Phase 2a study were published in Nutrition Journal in a manuscript entitled “Improving lactose digestion and symptoms of lactose intolerance with a novel galacto-oligosaccharide (RP-G28): a randomized, double-blind clinical trial.” The microbiome results were published in the Proceedings of the National Academy of Science in a manuscript entitled “Impact of short-chain galacto-oligosaccharides on the gut microbiome of lactose-intolerant individuals.”

Type C Meeting with the FDA

We held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products on February 2013. The purpose of the meeting was to obtain the FDA’s feedback on the planned Phase 2 program and Phase 3 programs, inform the FDA of our ongoing development plans, gain feedback on relevant clinical trial design and end points related to patient meaningful benefits, and to inform the FDA of the status of our product characterization.

Phase 2b Clinical Trial

Enrollment in our Phase 2b clinical trial of RP-G28 was initiated in March 2016 and completed in August 2016. The final patient completed dosing and all monitoring visits in October 2016.

The Phase 2b trial was a multi-center, randomized, double-blind, placebo-controlled, parallel-group trial of 368 subjects designed to determine the efficacy, safety, and tolerability of two dosing regimens of RP-G28 in subjects with moderate to severe lactose intolerance. Two hundred and forty-seven (247) subjects received RP-G28 while 121 subjects received placebo. Twenty-four (24) subjects were discontinued prematurely from the study and 344 (91.2%) completed the study.

The trial assessed patients with lactose intolerance symptoms as measured on a Likert scale after a lactose challenge. Entry criteria in the Phase 2b trial included a hydrogen breath test to validate lactase deficiency. The Phase 2b trial design included a screening period, a 30-day course treatment period, and a 30-day post-treatment “real world” observation period during which subjects were followed while lactose containing food products were re-introduced into their diets. The study was designed to escalate the dose beyond the 15 gm/day dose level evaluated in the Phase 2a study. Study subjects abstained from lactose containing food products and were then randomized evenly (1:1:1) to receive one of two doses of RP-G28 or placebo for 30 days.

The primary endpoint for the Phase 2b clinical trial was a LI symptom composite score response at day 31. A response was based on change from baseline (Day -7, visit 1) to end of treatment period at day 31 (visit 5), combined average of four maximum symptom scores taken over 0.5, 1, 2, 3, 4, and 5 hours for each symptom (abdominal pain, cramping, bloating, and gas movement) after a lactose challenge test. A response was defined as a 4-point or greater decrease from baseline or a composite score of zero at day 31. The Phase 2b trial further required the collection of fecal samples from patients enrolled to evaluate the baseline and changes to the patient’s microbiome that correlate to symptom reduction and lactose tolerance.

We held a Type C meeting with the FDA in March 2017, to discuss our development plans and Phase 2b clinical trial. The focus of the meeting was to obtain the FDA’s feedback on our Phase 2b clinical trial, including our SAP, prior to unblinding any data.

In order to gather long-term data on subjects exposed to RP-G28, we also offered enrollment in an observational 12-month extension study, G28-003XA, to subjects who completed the Phase 2b protocol. As RP-G28 is expected to provide extended relief from lactose intolerance symptoms beyond the initial 30-day treatment phase, this extension study for the Phase 2b program will assess the long-term treatment effect. The study is also evaluating each participant’s microbiome, expanding our knowledge of the effects that RP-G28 may have on adapting the gut microbiota in a beneficial manner. We completed this study in the fourth quarter of 2017. We intend for the results from this study to support durability of treatment and guide the need to evaluate an additional 30-day course of treatment in subjects who experience the return of lactose intolerance symptoms after an initial course of RP-G28.

Topline results of the Phase 2b clinical trial were announced in March 2017. Due to inconsistent data results from one study site, the data from this site was excluded from the primary analysis population (Efficacy Subset mITT). After excluding the data from the one anomalous study site, results showed a clinically meaningful benefit to subjects in the reduction of lactose intolerance symptoms across a variety of outcome measures. The majority of analyses showed positive outcome measures and the robustness of the data point to a clear drug effect. Treatment patients not only reported meaningful reduced symptoms, but also 30-days after taking the treatment, patients reported adequate relief from lactose intolerance symptoms and satisfaction with the results of the treatment, with RP-G28 preventing or treating their lactose intolerance symptoms. Greater milk and dairy product consumption was also reported by patients.

Because the efficacy data from one study site was found to be significantly different from that of the other study sites, the data from this site was excluded from the primary analysis population (Efficacy Subset mITT. n=296). It was decided that, in addition to the efficacy analysis for the mITT Population, the Efficacy Subset mITT population would be used to perform all efficacy analyses.

In the Efficacy Subset mITT Analysis group, the primary endpoint met statistical significance, (39.7% of the pooled dosing group compared to 25.8% of the placebo group responded (p=0.0159)). Because the primary analysis was statistically significant, the primary endpoint comparison between the high dose group and the placebo group was then tested and also met statistical significance (38.1% of the high dose group, compared to 25.8% of the placebo group responded (p=0.0294)). The comparison between the low dose group and the placebo group further met statistical significance (p=0.0434).

In the entire study population (mITT population), including patients from the excluded study site, taking at least one dose of drug (n=368), the comparison between the pooled treatment groups and the placebo group narrowly missed statistical significance (p=0.0618), (40.1% of the pooled treatment group responded compared to 31.4% of the placebo group). Both low dose and high dose group arms demonstrated a higher proportion of responders than the placebo group.

In the Efficacy Subset Per-protocol population (Efficacy Subset PP), significant and meaningful symptom improvement was consistently seen across key individual lactose intolerance symptoms by patients reporting a ≥4-point improvement from baseline (proportion of subjects on treatment that reported improvement in severity of each symptom). Of the treatment patients, 56.1% reported significant improvement in abdominal pain compared to 45.7% in the placebo group (p=0.1046). Of the treatment patients, 54.5% reported statistically significant improvement in cramping compared to 40.2% in the placebo group (p=0.0257). Of the treatment patients, 55% reported statistically significant improvement in bloating compared to 41.3% in the placebo group (p=0.0282). Finally, 44.4% of treatment patients reported significant improvement in gas movement compared to 32.6% in the placebo group (p=0.0599). See Figure 4 below.

Figure 4

In a more stringent assessment, many patients reported that they experienced complete elimination of lactose intolerance symptoms, scoring a 0 out of 10 on a Likert pain scale post-treatment (Efficacy Subset PP). Of the treatment patients, 37.0% reported complete elimination of abdominal pain compared to 21.7% in the placebo group (p=0.0144). Of the treatment patients, 34.9% reported complete elimination of cramping compared to 16.3% in the placebo group (p=0.0020). Of the treatment patients, 29.6% reported complete elimination of bloating compared to 16.3% in the placebo group (p=0.015). Of the treatment patients, 16.4% reported complete elimination of gas movement compared to 2.2% in the placebo group (p=0.0005). Symptoms of abdominal pain, cramping, bloating and gas movement were then combined into a composite endpoint representing the key symptoms of lactose intolerance. Of the treatment patients, 13% experienced complete elimination of lactose intolerance symptoms compared to 2% in the placebo group (p=0.004). See Figure 5 below.

Figure 5

Observing global patient-reported assessments (Efficacy Subset PP) on multiple aspects of their symptom severity and treatment benefit experience 30 days after treatment and adding dairy and milk products back into their diets, 81.9% of treatment patients reported no or mild lactose intolerance symptoms compared to 63.7% in the placebo group (p=0.0013). Of the treatment patients, 66.3% reported being very or extremely satisfied with RP-G28 preventing or treating their lactose intolerance symptoms compared to 51.6% in the placebo group (p=0.0302). Of the treatment patients, 83.2% reported adequate relief from lactose intolerance symptoms compared to 72.5% in the placebo group (p=0.042). Of the treatment patients, 39.7% reported much or very much improvement in their lactose intolerance symptoms compared to 25.3% in the placebo group (p=0.0343). See Figure 6 below.

Figure 6

Further, a real-world milk intake assessment was conducted on treatment and placebo group patients (Efficacy Subset PP). At baseline, lactose intolerance patients reported consuming 0.2 cups/d of milk. After RP-G28, treatment patients increased their milk consumption to 1.5 cups/d of milk, consuming 1.3 cups/d more of milk (p=0.0084), 39% more milk consumed per day than placebo patients reported consuming (See Figure 7 below). We believe this is significant because the USDA recommends healthy individuals to consume 1.5 cups/d of milk. Overall, 62% of treatment patients consumed ≥1 cups/d of milk after being treated (p=0.0095). The increase in milk consumption is meaningful for dairy avoiders because it reflects increased lactose tolerance and may lead to more dietary calcium intake post-treatment as milk contains a higher percentage of one’s daily intake of calcium.

Figure 7

No serious adverse events related to treatment were reported and the number of adverse events reported was similar between treatment and placebo groups.

End-of-Phase 2 Meeting with the FDA

We held an End-of-Phase 2 meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products in August 2017. The purpose of the meeting was to obtain the FDA’s feedback on our planned Phase 3 program. We reached general consensus with the FDA on certain elements of our Phase 3 program and have received clear guidance and recommendations on many necessary components of our Phase 3 program; including the clinical, non-clinical, and chemistry, manufacturing and controls (CMC) requirements needed to support an NDA. We have incorporated much of this guidance into our Phase 3 program.

Elements of our Phase 3 program are expected to include the following:

●

Trial Design: Will consist of two confirmatory clinical trials of similar trial design and size as our Phase 2b clinical trial and will include additional components that may allow for claims for durability of effect. The trials may be run in parallel.

●	Protocol design: Will consist of multi-center, randomized, doubled-blind, placebo-controlled, parallel-group trials designed to determine the efficacy, safety and durability of RP-G28 compared to a placebo in subjects with lactose intolerance. The protocol designs include screening to determine lactose intolerance, 30-day course of treatment, and 6-months of post-treatment observation.

●	Primary endpoint: Will evaluate a patient’s LI symptom composite score (including abdominal pain, cramping, bloating and gas) after a lactose challenge, comparing the mean difference between baseline symptom score to 30-days post-treatment symptom score.

●	Secondary endpoints: Will evaluate LI signs and symptoms and global assessment outcomes to evaluate and assess a patient’s continued meaningful treatment benefit.

In preparation for Phase 3, we have had regular communications with the FDA and have received feedback from the FDA on the Phase 3 protocols, the statistical analysis plan (SAP), non-clinical matters, chemistry and controls, as well as other items.

The FDA has provided the following recommendations with respect to our revised Phase 3 protocols, SAP and other items (all of which we intend to implement):

●	The FDA has confirmed that two confirmatory pivotal studies are required for a NDA filing.

●	A primary endpoint was agreed upon.

●	The FDA has indicated that retreatment must be evaluated in order to provide proper labeling information for clinicians regarding when they should prescribe retreatment, and that we must continue the evaluation of efficacy and safety.

●	The FDA has indicated that a pharmacokinetic (PK) study, in a fed and fasted state, must be conducted to confirm no to low systemic exposure in order to permit a broad definition of renal classes allowed for inclusion criteria.

Nonclinical Safety Plans

Given the established safety profile of GOS in humans and the lack of significant safety concerns with RP-G28 administered to subjects in the Phase 2a and Phase 2b clinical trials, it was agreed with the FDA (August 2017 End-of-Phase 2 meeting) that no additional non-clinical safety studies are required to support continued evaluation of RP-G28 in the Phase 3 program. The FDA also agreed that no rat fertility, rat peri-post natal reproductive toxicity, genotoxicity or, importantly, rodent carcinogenicity studies are needed for the NDA submission.

As recommended by the FDA, we will continue to evaluate females of child-bearing potential who are willing to use appropriate contraception throughout the duration of any study. ICH-compliant embryo-fetal development toxicology studies of RP-G28 in the rat and rabbit will be conducted to support the NDA submission. Additional general toxicity studies may also need to be conducted for the NDA submission.

Manufacturing

We do not own or operate manufacturing facilities, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We have an exclusive worldwide agreement (the “Supply Agreement”) to manufacture a higher purity form of GOS (referred to as “Improved GOS”) with Ricerche Sperimentali Montaleor (“RSM”) in connection with our clinical and nonclinical studies we will need to conduct prior to receiving regulatory approval for RPG-28. RSM has also agreed that it will not, except as necessary for RSM to perform its obligations under the Supply Agreement, market or sell Improved GOS, or any galacto-oligosaccharides that are of greater purity to any third party.

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

Commercialization

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. RP-G28, if approved, is intended to be prescribed to patients suffering from lactose intolerance. These patients are normally under the care of a gastroenterologist and/or a primary care physician. Our current plan is to evaluate a possible partnership to commercialize RP-G28 for the treatment of lactose intolerance in patients in the United States and Europe if it is approved. We may also build our own commercial infrastructure or utilize contract reimbursement specialists, sales people and medical education specialists, and take other steps to establish the necessary commercial infrastructure at such time as we believe that RP-G28 is approaching marketing approval. Outside of the United States and Europe, subject to obtaining necessary marketing approvals, we will likely seek to commercialize RP-G28 through distribution or other collaboration arrangements for patients suffering from lactose intolerance.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of RP-G28 and any future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes from commercial competition. Furthermore, we cannot be sure that issued patents will not be challenged in court as invalid or in the Patent Office as unpatentable. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Relating to Our Intellectual Property.”

Patents and Proprietary Rights Covering Our Drug Candidates

We strive to protect our product candidates and exclusivity rights, as well as both maintain and fortify our position in the field of reduction of symptoms associated with lactose intolerance. We believe our intellectual property portfolio consists of early and broad filings in the area. We have focused on patents and patent applications directed to use of our products in disease treatment. We have sought and continue to seek the strongest possible intellectual property protection available to us in order to prevent others from directly competing with us, as well as to exclude competition around our products, their manufacture, and methods for use of the products in disease treatment. Our intellectual property portfolio directed to RP-G28 contains four issued patents relating to RP-G28 and its uses. That portfolio also includes at least 15 other related, pending patent applications in the United States and worldwide. We also own a patent family~~,~~ including claims generally directed to processes for producing an improved form of galacto-oligosaccharides (GOS) mixtures (higher purity); this family includes issued patents in United States (not expiring until 2030), Italy (not expiring until 2029), and China, Germany, and the Netherlands (not expiring until 2030), as well as applications pending in the United States, Japan, India, and other jurisdictions that, if issued, will not expire until 2030.

This portfolio includes patents and proprietary rights related to:

●	U.S. Patent No. 8,486,668, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for treating lactose intolerance comprising administering, for a predetermined number of days, a high purity galacto-oligosaccharides (GOS) pharmaceutical composition, and wherein the administration leads to a persistent decrease in at least one symptom of lactose intolerance;

●	U.S. Patent No. 8,492,124, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for treating lactose intolerance comprising administering, for a predetermined number of days, a controlled release pharmaceutical composition that contains galacto-oligosaccharides (GOS), but does not contain a probiotic;

●	U.S. Patent No. 8,785,160, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for treating lactose intolerance comprising administering a hydrogen breath test, diagnosing lactose intolerance based upon the hydrogen breath test, and administering a high purity galacto-oligosaccharides (GOS) pharmaceutical composition;

●	U.S. Patent No. 9,200,303, which has a current expiry date of August 6, 2030 (subject to the payment of maintenance fee), includes claims generally directed to the processes for producing ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	U.S. Patent No. 9,370,532, which has a current expiry date of February 17, 2030, includes claims generally directed to methods for preventing or reducing diarrhea associated with lactose intolerance, and methods for the reduction of severity of diarrhea associated with lactose intolerance, comprising administering a high purity galacto-oligosaccharides (GOS) having 1-10% by weight pentasaccharides and at least a 45% by weight trisaccharides;

●	U.S. Patent No. 9,579,340, which has a current expiry date of February 17, 2030, includes claims generally directed to an oral dosage form comprising a GOS composition having 95% or more galacto-oligosaccharides (GOS) by weight and less than 5% digestible saccharides by weight, and having 45% by weight trisaccharides;

●	U.S. Patent No. 9,775,860, which has a current expiry date of February 17, 2030, includes claims generally directed to methods of improving gastrointestinal health, including heartburn, stomach upset, bloating, diarrhea, constipation, or gas by administering a composition having 95% or more GOS by weight and less than 5% digestible saccharides by weight, and having at least 45% by weight trisaccharides;

●	U.S. Patent No. 9,592,248, which has a current expiry date of February 17, 2030, includes claims generally directed to an oral dosage form having one or more dosing units, each having 0.1 to 10 g of a liquid GOS composition in a gelatin capsule, where the GOS composition has at least about 95% GOS by weight, less than about 5% digestible saccharides by weight, and at least 45% by weight trisaccharides;

●	U.S. Patent No. 9,808,481, which has a current expiry date of February 17, 2030, includes claims generally directed to a GOS composition having at least 95% by weight GOS and 5% or less by weight digestible saccharides, and having about 5-25% pentasaccharides;

●	United Kingdom Patent No. GB2480042, which has a current expiry date of February 16, 2030, includes claims generally directed to a solid oral unit-dosage form of a high purity galacto-oligosaccharides (GOS);

●	Canadian Patent No. CA2752800, which has a current expiry date of February 16, 2030 (subject to payment of annuities), includes claims generally directed to the daily use of GOS compositions to increase lactose tolerance or to treat lactose intolerance;

●	Japanese Patent No. JP6105680, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the production of ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	European Patent No. EP 2,462,234, validated in six European countries, including Germany, Great Britain, and France, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the processes for producing preparing ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	Italian Patent No. IT 1,395,068, which has a current expiry date of August 7, 2029 (subject to the payment of annuities), includes claims generally directed to the production of ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications; and

●	Chinese Patent No. ZL 201080035013.2, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the production of ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications.

We also are pursuing patent applications. These applications are pending in the United States, Europe, Japan and other jurisdictions, and, if they issue as patents, will not expire until at least 2030, and include claims generally directed to (i) oral dosage forms of a higher purity galacto-ologosaccharides (GOS), (ii) use of galacto-ologosaccharides (GOS) for treating lactose intolerance, and (iii) methods of preventing or reducing certain symptoms of lactose intolerance using galacto-ologosaccharides (GOS) dosage forms. For example, we have paid issue fees (and expect patents to issue in due course) in two United States patent applications: one includes claims directed to an oral dosage forms comprising a prebiotic composition comprising 95% or more galacto-oligosaccharides (GOS) by weight and less than 5% digestible saccharides by weight, in which the GOS comprises at least 45% by weight trisaccharides, and the other includes claims directed to oral dosage forms of GOS, comprising 0.1 to 10 g of a liquid GOS composition encapsulated in a gelatin capsule, in which the GOS composition comprises at least about 95% galacto-oligosaccharides (GOS) by weight, less than about 5% digestible saccharides by weight, and at least 45% by weight trisaccharides.

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

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and implemented regulations. Failure to comply with the applicable FDA requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

●	refusal to approve pending applications;

●	withdrawal of an approval;

●	imposition of a clinical hold;

●	warning letters;

●	product seizures and/or condemnation and destruction;

●	total or partial suspension of production or distribution; or

●	injunctions, fines, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (“GLPs”) or other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (“GCPs”), to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of a marketing application such as a NDA;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

●	FDA review and approval of the marketing application.

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. A sponsor of an IND must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a clinical protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, notifies the sponsor of a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as an amendment to the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually in the IND Annual Report. Sponsors must also report to the FDA, within required timelines, serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An institutional review board (“IRB”) at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings with the FDA may be granted at other times during the development program when requested. For instance, we held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products on February 20, 2013. The purpose of the meeting was to obtain the FDA’s feedback on the planned clinical development program and future necessary clinical studies, inform the FDA of our ongoing development plans, gain feedback on relevant clinical trial design and end points related to patient meaningful benefits, and to inform the FDA of the status of our product characterization. Following analysis of the Phase 2a clinical trial, discussions with the FDA during the Type C Meeting in early 2013 about our clinical development plan, and further discussions with our regulatory consultants, we initiated the Phase 2b clinical trial of RPG-28 in March 2016 and completed final enrollment and dosing in October 2016.

FDA meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new drug. Sponsors may request a Special Protocol Assessment (“SPA”), only if the sponsor has already had an end-of-phase 2/pre-phase 3 meeting or end-of-phase 1 meeting as appropriate. The purpose of the SPA is to reach agreement with the FDA on clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

According to published guidance on the SPA process, a sponsor which meets the prerequisites may make a specific request for a SPA and ask specific questions regarding the design and size of the proposed clinical trial. The FDA has a goal to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the identity, strength, quality, purity and potency of the drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

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

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

●	compliance with cGMPs;

●	record-keeping requirements;

●	reporting of adverse experiences with the drug;

●	providing the FDA with updated safety and efficacy information;

●	drug sampling and distribution requirements;

●	notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and

●	complying with FDA promotion and advertising requirements.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of the ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, some members of the U.S. Congress have been seeking to repeal at least portions of the legislation and we expect they will continue to review and assess this legislation and alternative health care reform proposals. Any legal challenges to the ACA, as well as Congressional efforts to repeal the ACA, add to the uncertainty of the legislative changes enacted as part of the ACA.

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

Employees

As of the date of this Annual Report, we had nine employees, all of whom were full time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

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

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our drug discovery research, preclinical development activities and clinical trials. We currently have no products that are approved for commercial sale. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, RP-G28, prepare for and begin the commercialization of RP-G28, and add infrastructure and personnel to support our product development efforts and operations. We anticipate that any such losses could be significant for the next several years as we begin our Phase 3 clinical trials for RP-G28 and related activities required for regulatory approval of RP-G28. If RP-G28 does not gain regulatory approval, or does not achieve market acceptance, we may never become profitable, unless we are able to develop and market some other product. Our net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA or the EMA, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of RP-G28, or any other product candidates we may develop in the future. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. To complete the work necessary to file an NDA in the United States and a MAA in the European Union for RP-G28, which is currently anticipated to occur in 2019, we will require substantial additional funding. If the FDA or EMA requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA or MAA would likely be delayed.

We will need to secure additional financing in order to complete clinical development of and commercialize RP-G28, if approved, and generally fund our operations. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail our research and development program. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to RP-G28 or otherwise agree to terms unfavorable to us.

We may sell additional equity or debt securities to fund our operations, which would result in dilution to our stockholders and imposed restrictions on our business.

We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional funding may not be available to us on acceptable terms or at all. To the extent that we raise additional funds by issuing equity securities (including any common stock issued to Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to our financing arrangement with Aspire Capital), our stockholders may experience significant dilution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Aspire Capital Financing Arrangement.” Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are not able to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of RP-G28; (ii) seek collaborators for RP-G28 and possibly on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights related to RP-G28. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

Risks Relating to Regulatory Review and Approval of RP-G28

We cannot be certain that RP-G28 will receive regulatory approval, and without regulatory approval we will not be able to market RP-G28.

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

We have completed a Phase 2a clinical trial and a Phase 2b clinical trial for RP-G28. We held an End-of-Phase 2 meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products in August 2017, regarding the path forward for RP-G28. We reached general consensus with the FDA on many elements of our Phase 3 program and received clear guidance and recommendations on many other necessary components of our Phase 3 program; including the clinical, non-clinical, and chemistry, manufacturing and controls (CMC) requirements needed to support an NDA submission. However, not all clinical, non-clinical, and CMC items have been agreed to with the FDA, and remaining items will need to be reviewed by the agency and agreed to by us.

We will also need to conduct rat and embryo-fetal development toxicity studies.

Additional non-clinical development may be required to be conducted based on future FDA feedback and guidance. We cannot predict whether our future trials and studies will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date.

If we are unable to obtain approval from the FDA, the EMA or other regulatory agencies for RP-G28, we will not be able to market RP-G28. If we are unable to market RP-G28, we may not be able to ever become profitable.

The FDA and other regulatory agencies outside the United States, such as the EMA, may not agree to our proposed endpoint for approval of RP-G28 for the treatment of lactose intolerance in patients, in which case we would need to complete additional clinical trials before seeking market approval.

We do not know if the FDA, the EMA or regulatory authorities in other countries will agree with our final primary endpoint for approval of RP-G28. The FDA, the EMA and regulatory authorities in other countries in which we may seek approval for and market RP-G28, may require additional nonclinical studies and/or clinical trials prior to granting approval, if at all. It may be expensive and time consuming to conduct and complete additional nonclinical studies and clinical trials that the EMA and other regulatory authorities may require us to perform. As such, any requirement by the EMA or other regulatory authorities that we conduct additional nonclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive regulatory approval of RP-G28 for the treatment of lactose intolerance in patients, the labeling for RP-G28 in the United States, Europe or other countries in which we seek approval may include limitations that could impact the commercial success of RP-G28.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for RP-G28.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of RP-G28. The commencement, enrollment and completion of clinical trials may be delayed or suspended for a variety of reasons, including:

●	inability to obtain sufficient funds required to conduct a clinical trial;

●	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

●	discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials;

●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by RP-G28;

●	inability to obtain approval from institutional review boards (“IRBs”), to conduct a clinical trial at their respective sites;

●	severe or unexpected drug-related adverse effects experienced by patients;

●	inability to timely manufacture sufficient quantities of RP-G28 required for a clinical trial;

●	difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indications as RP-G28;

●	the FDA’s rejection of our end points as indicators of efficacy; and

●	inability to retain enrolled patients after a clinical trial is underway.

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In addition, a clinical trial may be suspended or terminated at any time by us, our future collaborators, the FDA or other regulatory authorities due to a number of factors, including:

●	our failure or the failure of our potential future collaborators to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

●	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and

●	a breach of the terms of any agreement with, or for any other reason by, future collaborators who have responsibility for the clinical development of RP-G28.

In addition, if we or any of our potential future collaborators are required to conduct additional clinical trials or other nonclinical studies of RP-G28 beyond those contemplated, our ability to obtain regulatory approval of RP-G28 and to generate revenue from its sales would be similarly harmed.

Clinical failure can occur at any stage of clinical development and may prevent us from receiving regulatory approval. The results of earlier clinical trials related to RP-G28 are not necessarily predictive of future results.

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Successful results from preclinical studies and early clinical trials do not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in later clinical trials, even after seeing promising results in earlier clinical trials.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether the clinical trials that we or any of our potential future collaborators may conduct will demonstrate the consistent or adequate efficacy and safety that would be required to obtain regulatory approval and market RP-G28. Our Phase 3 clinical trials for RP-G28 may not provide sufficient support for NDA approval.

The FDA may require us to conduct one or more additional clinical trials, possibly involving a larger sample size or a different clinical trial design, or may require longer follow-up periods. If we are unable to bring RP-G28 to market, our ability to create long-term stockholder value will be limited.

RP-G28 may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

There were no notable differences observed between placebo-treated subjects and RP-G28-treated subjects in the Phase 2b trial. However, unforeseen side effects from RP-G28, could arise at any time during clinical development or, if approved, after the approved product has been marketed. Any undesirable or unacceptable side effects associated with RP-G28 could interrupt, delay or halt clinical trials, and results in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

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

Market acceptance and sales of RP-G28, or any other product candidates we develop in the future, will depend on reimbursement policies and may be affected by, among other things, future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for RP-G28 or any other product candidates that we may develop in the future. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize RP-G28, or other product candidates that we develop in the future.

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

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of RP-G28, and any other product candidates that we develop in the future, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under Medicare Part D program. Although it is too early to determine the full effect of the ACA, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Congress and President Trump have expressed their intentions to repeal and replace the ACA. President Trump issued an Executive Order and both chambers of Congress passed bills, all with the goal of fulfilling their intensions. However, to date, the Executive Order has had limited effect and the Congressional activities have not resulted in the passage of a law. If a law is enacted, many if not all of the provisions of the ACA may no longer apply to prescription drugs.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of RP-G28, one of our U.S. patents may be eligible for a limited Patent Term Extension under the Drug Price Competition and Patent Term Restoration Act of 1984, which is sometimes referred to as the Hatch-Waxman Act, provided our U.S. patent claims a method of treating lactose intolerance that is approved by the FDA. The Hatch-Waxman Act, 35 U.S.C. §156, permits a patent extension of up to five years as compensation for patent term lost during the FDA regulatory review process. The scope of protection afforded by the patent during the extended term is not commensurate with the scope of the unextended portion of the patent; for example, the “rights derived” from a method of use patent during the extended period are “limited to any use claimed by the patent and approved for the product.” 35 U.S.C. §156(b)(2). We may not be granted an extension because of, for example, failing to apply for the extension within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable statutory and/or regulatory requirements including, for example, the requirement that the patent to be extended “claim” the approved product or a method of using the approved product. Moreover, the applicable period of extension could be less than we request. If we are unable to obtain patent term extension or if the term of any such extension is shorter than we request, the period during which we will be able to exclude others from marketing their versions of our product will be shortened and our competitors may obtain approval of generic products following our patent expiration, and our revenue could be reduced, possibly materially. Similar concerns are associated with obtaining Supplemental Protection Certificates of certain patents issued in Europe and owned by Inalco SpA, to which we have an exclusive options of assignment, based upon patent terms lost during European regulatory review processes. In the event that we are unable to obtain any patent term extension, the issued patents for RP-G28 are expected to expire in 2030, assuming they withstand any challenge toothier validity and/or patentability.

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

We do not intend to manufacture RP-G28. We have an agreement with RSM, our contract manufacturer, for the production of Improved GOS, the active pharmaceutical ingredient in RP-G28, and the formulation of sufficient quantities of Improved GOS for the clinical and nonclinical studies that we believe we will need to conduct prior to seeking regulatory approval for RP-G28. However, we do not have agreements for commercial supplies of RP-G28 and we may not be able to reach agreement with RSM or any other contract manufacturer for sufficient supplies to commercialize RP-G28 if it is approved.

Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured the products ourselves, including:

●	the possibility that we are unable to enter into a manufacturing agreement with third parties to manufacture RP-G28;

●	the possible breach of the manufacturing agreements by third parties because of factors beyond our control; and

●	the possible termination or nonrenewal of manufacturing agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturers.

Any of these factors could cause the delay of approval or commercialization of RP-G28, or cause us to incur higher costs. Furthermore, if RP-G28 is approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our product and could lose potential revenue. It may take several years to establish an alternative source of supply for RP-G28 and to have any such new source approved by the government agencies that regulate our products. In the event we do need to identify alternative manufacturing partners, we may have to secure licenses to manufacturing and/or purification technologies, including third-party patent licenses, to allow us to manufacture RP-G28 that is suitable for the late-stage regulatory review process and/or adequate to manufacture commercial quantities of RP-G28.

If the FDA and EMA and other regulatory agencies do not approve the manufacturing facilities of our future contract manufacturers for commercial production, we may not be able to commercialize RP-G28.

The facilities used by any contract manufacturer to manufacture RP-G28 must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conform to our specifications and cGMP requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls.

Even if RP-G28 receives regulatory approval, we may still face future development and regulatory difficulties.

RP-G28, and any other product candidates we develop in the future, if approved, will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If RP-G28 fails to comply with applicable regulatory requirements, a regulatory agency may:

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

Risks Relating to the Potential Commercialization of RP-G28

Even if approved, RP-G28 may not achieve broad market acceptance among physicians, patients and healthcare payors, and as a result our revenues generated from its sales may be limited.

The commercial success of RP-G28, if approved, will depend upon its acceptance among the medical community, including physicians, health care payors and patients. The degree of market acceptance of RP-G28 will depend on a number of factors, including:

●	limitations or warnings contained in our product candidates’ FDA-approved labeling;

●	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for such product candidates;

●	limitations in the approved clinical indications for RP-G28;

●	demonstrated clinical safety and efficacy compared to other products;

●	lack of significant adverse side effects;

●	sales, marketing and distribution support;

●	availability of reimbursement from managed care plans and other third-party payors;

●	timing of market introduction and perceived effectiveness of competitive products;

●	the degree of cost-effectiveness;

●	availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;

●	enforcement by the FDA and EMA of laws and rulings that prohibit the illegal sale of RP-G28 as a dietary supplement;

●	the extent to which RP-G28 is approved for inclusion on formularies of hospitals and managed care organizations;

●	whether RP-G28 is designated under physician treatment guidelines for the treatment of or reduction of symptoms associated with the indications for which we have received regulatory approval;

●	adverse publicity about RP-G28 or favorable publicity about competitive products;

●	convenience and ease of administration of RP-G28; and

●	potential product liability claims.

If RP-G28 is approved, but does not achieve an adequate level of acceptance by physicians, patients, the medical community and healthcare payors, sufficient revenue may not be generated from its sales and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of RP-G28 may require significant resources and may never be successful.

We have no internal sales, distribution and/or marketing capabilities at this time and we will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.

We have no internal sales, distribution and/or marketing capabilities at this time. To develop these capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that RP-G28 will be approved. We could also face a number of additional risks, including:

●	we or our third-party sales collaborators may not be able to attract and build an effective marketing or sales force;

●	the cost of securing or establishing a marketing or sales force may exceed the revenues generated by RP-G28; and

●	our direct sales and marketing efforts may not be successful.

We may have limited or no control over the sales, marketing and distribution activities of third parties. Our future revenues could depend heavily on the success of the efforts of third parties.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop RP-G28.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we may seek to enter into collaborations with companies that have more experience. Additionally, if RP-G28 receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to our unlicensed territories. If we are unable to enter into arrangements on acceptable terms, we may be unable to effectively market and sell RP-G28 in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of RP-G28.

If we collaborate with a third party for the development and commercialization of RP-G28, we can expect to relinquish some or all of the control over the future success of RP-G28. For example, we may relinquish rights to RP-G28 in jurisdictions outside of the United States. Our collaboration partner may not devote sufficient resources to the commercialization of RP-G28 or may otherwise fail in its commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of RP-G28. In some cases, we may be responsible for continuing preclinical and initial clinical development of RP-G28 or research programs under a collaboration arrangement, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators, we would face increased costs, we may be forced to limit the territories in which we commercialize RP-G28. If we fail to achieve successful collaborations, our operating and financial condition will be materially and adversely affected.

Risks Relating to Our Business and Strategy

We may face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

Although we know of no other drug candidates in advanced clinical trials for treating lactose intolerance, the biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have potential competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of these potential competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, these potential competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include microbiome based development companies: Second Genome, Inc., Seres Health, Inc., Enterome SA, Vedanta Biosciences, Inc., and Rebiotix Inc. In addition, many universities and private and public research institutes may become active in our target disease areas. These potential competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than RP-G28, which could render RP-G28 obsolete and noncompetitive.

We believe that our ability to successfully compete will depend on, among other things:

●	our ability to commercialize and market RP-G28;

●	the efficacy, safety and reliability of RP-G28;

●	the price of RP-G28;

●	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;

●	our ability to protect intellectual property rights related to RP-G28;

●	our ability to manufacture and sell commercial quantities of RP-G28 to the market; and

●	acceptance of RP-G28 by physicians and other health care providers.

If our competitors market products that are more effective, safer or less expensive than RP-G28, or that reach the market sooner than RP-G28, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

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

As we advance RP-G28 through clinical trials to commercialization and increase the number of ongoing product development programs, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish with our annual report on Form 10-K a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company, as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm’s requirement to attest to the effectiveness of our internal controls over financial reporting.

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ stock market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We have product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we intend to conduct clinical trials at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of any commercial products for which we obtain marketing approval, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability ($2.0 million coverage), employment practices liability, workers’ compensation, and directors’ and officers’ insurance at levels we believe are typical for a company in our industry and at our stage of development. We currently carry clinical trial liability insurance for our clinical trials at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

Our commercial success will depend in part on obtaining, maintaining and enforcing patent protection and on developing, preserving and enforcing current trade secret protection. In particular, it will depend in part on our ability to obtain, maintain and enforce patents, especially those directed to methods of using our current product, RP-G28, and other future drug candidates, and those directed to the methods used to develop and manufacture our products, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents (and/or trade secrets) that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will withstand subsequent challenges to their validity, enforceability, and/or patentability, or if they will be commercially useful in protecting our product candidates, discovery programs and processes. Furthermore, we cannot be sure that our existing patents and patent applications will embrace (or “claim”) the particular uses for RP-G28 that will be approved by the FDA.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.

No consistent policy regarding the patentability and/or validity of patent claims related to pharmaceutical patents has emerged, to date, in the United States or in most jurisdictions outside of the United States. Changes in either the patent laws (be they substantive or procedural) or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of any claims that will issue or will be enforceable in the patents that have or may be issued from the patents and applications we currently own or may in the future own or license from third parties. Further, if any patents we obtain, or to which we obtain licenses, are deemed invalid, unpatentable and unenforceable, our ability to commercialize or license our technology could be adversely affected.

In the future others may file patent applications directed to products, uses for products, and manufacturing techniques and related technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent or patent application owned by a third party will not have priority over patent applications filed or in-licensed by us in the future, or that we or our licensors will not be involved in interference, opposition, inter partes review or invalidity proceedings before U.S. or non-U.S. patent offices or courts.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to develop a platform similar to, or better than, ours in a way that does not infringe our patents;

●	others may be able to make compounds that are similar to our product candidates but that do not infringe our patents;

●	others may be able to manufacture compounds that are similar or identical to our product candidates using processes that do not infringe our method of making patents;

●	others may obtain regulatory approval for uses of compounds, similar or identical to our product, that do not infringe our pharmaceutical composition patents or our method of use patents;

●	we may not be able to obtain licenses for patents that are essential to the process of making the product;

●	we might not have been the first to make the inventions claimed in our issued patents and pending patent applications;

●	we might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	any patents that we obtain may not provide us with any competitive advantages;

●	we may not develop additional proprietary technologies that are patentable; or

●	the patents of others may have an adverse effect on our business.

Patents directed to pharmaceutical compositions containing RP-G28 or methods of using RP-G28 expire in 2030 if the appropriate maintenance fee renewal, annuity, or other government fees are paid, unless a patent term extension based on regulatory delay is obtained. We expect that expiration in 2030 of some of our pharmaceutical composition and method-of-use patents directed to RP-G28 and its use in treating lactose intolerance will have a limited impact on our ability to protect our intellectual property in the United States, where we have additional issued patents directed to such compositions and uses that extend until 2030. In other countries, our issued patents and pending patent applications directed to compositions containing or methods of using RP-G28 for treating other indications, if issued, would expire in 2030. We will attempt to mitigate the effect of patent expiration by seeking data exclusivity, or the foreign equivalent thereof, in conjunction with product approval, as well as by filing additional patent applications covering improvements in our intellectual property.

We expect that the other patent applications for the RP-G28 portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire in 2030. We own pending applications in the United States, Europe, and certain other countries directed to uses of RP-G28 to treat a variety of disorders, including lactose intolerance. Patent protection, to the extent these patents issue, would be expected to extend to 2030, unless a patent term extension based on regulatory delay is obtained.

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patents directed to all of our product candidates or methods involving these candidates in the parent patent application. We plan to pursue divisional patent applications or continuation patent applications in the United States and other countries to obtain claims directed to inventions that were disclosed but not claimed in the parent patent application.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Our patents are not directed to RP-G28 as a composition of matter.

Although we own certain patents and patent applications with claims directed to specific pharmaceutical compositions and methods of using RP-G28 to treat lactose intolerance, we do not have patents directed to RP-G28 as a composition of matter in the United States or elsewhere. As a result, we may be limited in our ability to list our patents in the FDA’s Orange Book if our product or the use of our product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of RP-G28, pharmaceutical compositions containing RP-G28, and/or method of using RP-G28. In general, pharmaceutical composition patents and method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that FDA may approve alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses that are not covered by our patents would limit our ability to generate revenue from the sale of RP-G28, if approved for commercial sale. Off-label sales would limit our ability to generate revenue from the sale of RP-G28, if approved for commercial sale.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company may seek a post grant review (including inter partes review) of our patents, and has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits and administrative proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court or administrative body will decide that such patents are not valid or unpatentable and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity/patentability of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our patents. In addition, the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have articulated and/or modified certain tests used by the U.S. Patent and Trademark Office (the “USPTO”), in assessing patentability and by the courts in assessing validity and claim scope, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood that others may succeed in challenging any patents we obtain or license.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products, our methods of manufacture, or our uses of RP-G28 (or our other product candidates), will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization collaborators are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization collaborators are infringing the third party’s patents and would order us or our collaborators to stop the activities covered by the patents. In that event, we or our commercialization collaborators may not have a viable way around the patent and may need to halt commercialization of the relevant product. In addition, there is a risk that a court will order us or our collaborators to pay the other party damages for having violated the other party’s patents. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The scope of coverage of a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, the patentee would need to demonstrate, by a preponderance of the evidence that our products or methods infringe the patent claims of the relevant patent, and we would need to demonstrate either that we do not infringe or, by clear and convincing evidence, that the patent claims are invalid; we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity or enforceability of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, otherwise fail to defend an infringement action successfully or have a court hold that any patent we infringe is invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and we may be precluded from manufacturing or selling our product candidates.

We cannot be certain that others have not filed patent applications for technology claimed in our pending applications, or that we were the first to invent the technology, because:

●	some patent applications in the United States may be maintained in secrecy until the patents are issued;

●	patent applications in the United States are typically not published until at least 18 months after the earliest asserted priority date; and

●	publications in the scientific literature often lag behind actual discoveries.

Our competitors may have filed, and may in the future file, patent applications directed to technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents directed to such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and other parties may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent portfolio depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patents could be deemed abandoned or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ an outside firm to pay fees due to non-U.S. patent agencies and this outside firm has systems in place to ensure compliance on payment of fees. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

Risks Relating to Our Capital Stock

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	results of our clinical trials;

●	results of clinical trials of our competitors’ products;

●	regulatory actions with respect to our products or our competitors’ products;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

●	competition from existing products or new products that may emerge;

●	announcements by us, our potential future collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

●	issuance of new or updated research or reports by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	inconsistent trading volume levels of our shares;

●	additions or departures of key management or scientific personnel;

●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	announcement or expectation of additional financing efforts;

●	sales of our common stock by us, our insiders or our other stockholders;

●	market conditions for biopharmaceutical stocks in general; and

●	general economic and market conditions.

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

There is no active, public market for our Series A Preferred stock.

There is no established public trading market for our Series A Preferred stock. We do not intend to apply to list the Series A Preferred stock on a securities exchange. Without an active trading market, the liquidity of the Series A Preferred stock will be limited.

Holders of Series A Preferred have limited voting rights.

Except with respect to certain material changes in the terms of the Series A Preferred stock and certain other matters and except as may be required by Delaware law, holders of Series A Preferred stock have no voting rights.

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

We may sell up to $6.5 million of our shares of common stock to Aspire Capital pursuant to financing arrangement with Aspire Capital. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and we may terminate the financing arrangement at any time at our discretion without any penalty or cost to us.

Exercise of options or warrants or conversion of convertible securities may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.

The exercise or conversion of some or all of our outstanding options, warrants, or convertible securities could result in significant dilution in the percentage ownership interest of investors in this offering and in the percentage ownership interest of our existing common stockholders and in a significant dilution of voting rights and earnings per share.

Additionally, the issuance of shares of our common stock upon exercise of stock options outstanding under our stock incentive plans will further dilute our stockholders’ voting interests. To the extent options and/or warrants and/or conversion rights are exercised, additional shares of common stock will be issued, and such issuance will dilute stockholders.

Our executive officers, directors and principal stockholders maintain the ability to exert substantial influence over all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 28.5% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of  (i) the last day of the fiscal year (a) following the fifth anniversary of the date we completed our initial public offering, which was June 29, 2015, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

On June 7, 2017, we received a notice from NASDAQ that, because the closing bid price of our common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The NASDAQ Capital Market. NASDAQ Listing Rule 550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

On November 2, 2017, our board of directors approved a reverse stock split of our outstanding shares of common stock at a ratio within a range of 1-for-8 to 1-for-15, to be determined by the board of directors at a later date, and subject to stockholder approval. At a special meeting of stockholders held on December 20, 2017, our stockholders approved the reverse stock split within a range of 1-for-8 to 1-for-15. On March 1, 2018, our board of directors approved a 1-for-10 reverse stock split, with an anticipated effective date of on or before March 23, 2018.

We have until June 4, 2018 to regain compliance with the minimum bid price requirement. During the compliance period, our shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

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

As of December 31, 2017, we had federal net operating loss carryforwards (“NOLs”) of approximately $39.0 million which begin to expire in 2028. Our ability to utilize our NOLs may be limited under Section 382 and 383 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Although we have not undergone a Section 382 analysis, it is possible that the utilization of the NOLs, could be substantially limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On July 9, 2015, we entered into a new lease with Century Park, pursuant to which we are leasing approximately 2,780 square feet of office space in Los Angeles, California for our headquarters. The lease provides for a term of sixty-one (61) months, which commenced October 1, 2015. We pay $9,733 per month in base rent with normal escalations until November 2018, after which our monthly payment will increase ratably per year pursuant to the terms of the lease agreement. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. We believe that our facility is suitable and adequate for our current needs.

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

	2017
	High	Low
First Quarter	$3.75	$1.29
Second Quarter	$1.46	$0.52
Third Quarter	$0.68	$0.34
Fourth Quarter	$0.42	$0.28

	2016
	High	Low
First Quarter	$1.79	$0.98
Second Quarter	$1.89	$1.10
Third Quarter	$2.47	$1.20
Fourth Quarter	$3.26	$1.62

Holders

As of March 16, 2018 there were approximately 36 registered holders of record of our common stock. These figures do not reflect the beneficial ownership or shares held in nominee name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sales of Unregistered Securities

On May 4, 2017, we entered into a common stock purchase agreement with Aspire Capital (the “2017 Aspire Purchase Agreement”), which provides that upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $6.5 million of shares of our common stock over the 30-month term of the 2017 Aspire Purchase Agreement. On any trading day on which the closing sale price of our common stock exceeds $0.25, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per trading day, for up to $6.5 million of our common stock in the aggregate at a per share price, calculated by reference to the prevailing market price of our common stock (as provided in the 2017 Aspire Purchase Agreement). As of the date of this Annual Report, no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement.

As a condition to the 2017 Aspire Purchase Agreement, we issued 137,324 shares of our common stock to Aspire Capital as a commitment fee (the “Commitment Shares”). The issuance of the Commitment Shares were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

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

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. We are advancing gut health research by exploring the metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics into applications intended to have a meaningful impact on a patient’s health.

We completed a Phase 2a clinical trial of our leading product candidate, RP-G28, an orally administered, high purity oligosaccharide in November 2011.

We completed a Phase 2b multi-center, randomized, double-blind, placebo-controlled, parallel group trial of RP-G28 in October 2016. Topline results of the trial were announced in March 2017. Due to inconsistent data results from one study site, the data from this site was excluded from the primary analysis population (Efficacy Subset mITT). After excluding the data from the one anomalous study site, results showed a clinically meaningful benefit to subjects in the reduction of lactose intolerance symptoms across a variety of outcome measures. The majority of analyses showed positive outcome measures and the robustness of the data point to a clear drug effect. Treatment patients not only reported meaningful reduced symptoms, but also 30 days after taking the treatment, patients reported adequate relief from lactose intolerance symptoms and satisfaction with the results of the treatment, with RP-G28 preventing or treating their lactose intolerance symptoms. Greater milk and dairy product consumption was also reported by patients.

A subset of subjects from our Phase 2b clinical trial has been rolled into a 12-month extension study to evaluate long-term durability of treatment. The study is also evaluating each participant’s microbiome, expanding our knowledge of the effects that RP-G28 may have on adapting the gut microbiota in a beneficial manner. We completed this study in the fourth quarter of 2017.

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

We have incorporated much of this guidance into our Phase 3 program. Our current Phase 3 clinical program will consist of two confirmatory clinical trials of similar trial design and size as our Phase 2b clinical trial and will include additional components that may allow for claims for durability of effect. These additional trials may be run in parallel.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception.

We have incurred net losses in each year since our inception, including net losses of approximately $7.9 million for the year ended December 31, 2017. We had an accumulated deficit of approximately $53.3 million as of December 31, 2017. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital prior to the commercialization of RP-G28. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings (including shares sold to Aspire Capital pursuant to the 2017 Aspire Purchase Agreement), debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

From inception through December 31, 2017, we have incurred approximately $22.1 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with lactose intolerance in patients and other indications, subject to the availability of additional funding.

The successful development of RP-G28 is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the development of RP-G28 or when, if ever, net cash inflows from RP-G28 may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

We expect that our general and administrative expenses will increase if RP-G28 is approved for commercialization. We believe that these increases will likely include increased costs for director and officer liability insurance, and increased fees for outside consultants, lawyers and accountants, among other expenses.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash.

Critical Accounting Policies and Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	For the Years Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$2,874,184	$13,292,488	$(10,418,304)	(78)%
Patent costs	250,372	272,514	(22,142)	(8)%
General and administrative	4,777,902	4,881,725	(103,823)	(2)%
Total operating costs and expenses	7,902,458	18,446,727	(10,544,269)	(57)%
Loss from operations	(7,902,458)	(18,446,727)	(10,544,269)	(57)%
Other income
Interest income	40,227	60,879	(20,652)	(34)%
Other (expense) income	(1,627)	1,214	(2,841)	(134)%
Total other income	38,600	62,093	(23,493)	(38)%
Net loss applicable to common stockholders	$(7,863,858)	$(18,384,634)	$(10,520,776)	(57)%

Research and Development Expenses

Research and development expenses decreased by approximately $10.4 million, or (78%), for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The primary reason for the decrease is that our Phase 2b clinical trial, which was initiated in March 2016, was completed during the fourth quarter of 2016. A decrease of approximately ($11.5) million attributable to fees paid to our third-party CRO for the year ended December 31, 2016 as part of our Phase 2b clinical trial was offset by approximately $0.7 million spent on regulatory consulting during the year ended December 31, 2017 in preparation for our Phase 3 clinical study as well as $0.4 million in fees associated with our extension study to evaluate the long-term durability of treatment.

Patent Costs

Patent costs were approximately in $250,000 and $273,000 for the years ended December 31, 2017 and 2016, respectively, representing a decrease of approximately $22,000, or (8%). The primary reason for the decrease is that our costs and expenses related to the maintenance of patent rights, the prosecution of patents, the application for the issuance of patents, as well as the preparation to file national phase applications in certain foreign countries was higher in 2016 than 2017.

General and Administrative Expenses

General and administrative expenses decreased by approximately $104,000, or (2%), for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in general and administrative expenses was mainly due to a decrease in stock-based compensation expense of approximately $0.5 million during the year ended December 31, 2017 partially offset by an increase in professional fees of approximately $0.3 million.

Other Income

Interest income decreased by $21,000, or (34%) during the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to use of cash to complete the Phase 2b study in 2016. This was partially offset by the interest earned in the fourth quarter of 2017 from the proceeds of our follow-on offering (described below).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of December 31, 2017, we had an accumulated deficit of approximately $53.3 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At December 31, 2017, we had working capital of $20.1 million, and cash of $22.6 million. We have not generated any product revenues and have not achieved profitable operations.

Aspire Capital Financing Arrangement

On May 4, 2017, we entered into a common stock purchase agreement with Aspire Capital. The 2017 Aspire Purchase Agreement provides access to us of up to an aggregate of $6.5 million through the sale of shares of our common stock, over a 30-month period. In consideration for entering into the 2017 Aspire Purchase Agreement, we issued to Aspire Capital 137,324 shares of our common stock with an aggregate dollar value equal to $97,500.

Under the 2017 Aspire Purchase Agreement, on any trading day we select, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per trading day (which may be increased by as much as an additional 2,000,000 shares per trading day by mutual agreement), up to an aggregate of $6.5 million of our common stock, at a per share price (the “Purchase Price”) equal to the lesser of:

●	the lowest sale price of our common stock on the sale date; or

●	the arithmetic average of the three lowest closing sale prices for our common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date.

The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $500,000, unless otherwise mutually agreed.

In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount equal to 100,000 shares and our stock price is not less than $0.25 per share, we may also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by us. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the 2017 Aspire Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that we may not effect any sales under the 2017 Aspire Purchase Agreement on any date where the closing sale price of our common stock is less than $0.25. There are no trading volume requirements or restrictions under the 2017 Aspire Purchase Agreement, and we control the timing and amount of sales of our common stock to Aspire Capital.

The 2017 Aspire Purchase Agreement provides that the number of shares that may be sold pursuant to Aspire Capital will be limited to 2,842,417 (the “Exchange Cap”), which represents 19.99% of our outstanding shares of common stock as of May 2, 2017, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the 2017 Aspire Purchase Agreement is equal to or greater than $0.68, which was the consolidated closing bid price of our common stock on May 4, 2017. We are not required or permitted to issue any shares of common stock under the 2017 Aspire Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the NASDAQ Capital Market.

We expect to use the Aspire facility to complement, rather than replace, other financing that may be required during the next twelve months to continue our operations and support our capital needs.

October 2016 Public Offering

On October 31, 2016, we closed a public offering of 2,127,660 shares of our common stock at a price to the public of $2.35 per share, for net proceeds of approximately $4.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration Number 333-213087).

October 2017 Public Offering

On October 3, 2017, we closed a public offering of (i) 34,550,000 Class A Units consisting of 34,550,000 shares of our common stock and warrants to purchase 34,550,000 shares of our common stock, at a public offering price of $0.40 per unit, and (ii) 9,180 Class B Units consisting of 9,180 shares of our Series A Convertible Preferred stock, with a stated value of $1,000, and convertible into an aggregate of 22,950,000 shares of our common stock, and warrants to purchase 22,950,000 shares of our common stock, at a public offering price of $1,000 per unit. We received approximately $21.0 million in net proceeds from this offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration Number 333-219147).

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Year Ended December 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(7,397,912)	$(15,208,718)
Investing activities	(7,678)	(8,063)
Financing activities	22,991,279	6,443,497
Net (decrease) increase in cash	$15,585,689	$(8,773,284)

Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $7.4 million during the year ended December 31, 2017 compared to $15.2 million during the year ended December 31, 2016. The decrease in cash used in operating activities was driven primarily by the completion of the Phase 2b clinical trial in October 2016 with 368 patients at 18 clinical sites.

Investing Activities

Net cash used in investing activities of was approximately $8,000 during the years ended December 31, 2017 and 2016. These expenditures were for purchases of furniture and equipment used in the business.

Financing Activities

Net cash provided by financing activities was approximately $23.0 million during the year ended December 31, 2017 compared to $6.4 million during the year ended December 31, 2016. During the 2017 year, we received proceeds from the October 2017 public offering. The cash provided by financing activities in 2016 was from the October 2016 public offering and the issuance of shares to Aspire Capital.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize RP-G28 or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, RP-G28. In addition, subject to obtaining regulatory approval of RP-G28, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that our existing cash and cash equivalents, together with interest and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the 2017 Aspire Purchase Agreement, will enable us to fund our operating expenses and capital expenditure requirements through 2018.

Our future capital requirements will depend on many factors, including:

●	the ability of RP-G28 and any other product candidate that we may develop in the future to progress through clinical development successfully;

●	the outcome, costs and timing of seeking and obtaining FDA approval;

●	the willingness of the EMA or other regulatory agencies outside the United States to accept our Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;

●	our need to expand our research and development activities;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;

●	market acceptance of RP-G28 and any other product candidate that we may develop in the future;

●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the effect of competing technological and market developments;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

●	the costs of operating as a public company.

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

Clinical Supply and Cooperation Agreement with Ricerche Sperimentali Montale (“Ricerche”) and Inalco SpA (“Inalco”)

Under the terms of the Supply Agreement with RSM, we are required to pay RSM $400,000 within 10 days following FDA approval of a NDA for the first product owned or controlled by us using Improved GOS as its active pharmaceutical ingredient.

Lease Agreement

We lease office space for our headquarters in California. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. We pay $9,733 per month in base rent until November 2018, after which our monthly payment will increase ratably per year pursuant to the terms of the lease agreement. The base rent payments do not include our proportionate share of any operating expenses, including real estate taxes. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. We will recognize rent expense on a straight-line basis over the lease term.

Rent expense, recognized on a straight-line basis, was approximately $115,000 for the years ended December 31, 2017 and 2016, respectively, and is recorded in general and administrative expenses in the accompanying statement of operations.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company adopted this guidance in the current quarter, effective October 1, 2017. As a result, the warrants issued on October 3, in connection with the October 2017 Public Offering, were equity-classified.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and vice president finance (our principal financial officer), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and vice president finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017, the end of our most recent fiscal year.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Board of Directors

Our board of directors currently consists of eight members. Biographical information with respect to our directors is provided below.

Our directors hold office for one year or until their successors have been duly elected and qualified or until the earlier of their death, resignation or removal. Our amended and restated bylaws provide that the authorized number of directors comprising our board of directors will be fixed, from time to time, by a majority of the total number of directors.

There are no family relationships among any of our directors or executive officers, other than Ira and Andrew Ritter, who are father and son, respectively.

Name	Position with the Company	Age as of the Annual Meeting	Director Since
Michael D. Step	Chief Executive Officer and Director	58	2012
Andrew J. Ritter	President and Director	35	2008
Ira E. Ritter	Executive Chairman, Chief Strategic Officer and Director	69	2008
Noah J. Doyle	Director	50	2008
Matthew W. Foehr	Director	45	2015
Paul V. Maier	Director	70	2015
Dr. William M. Merino	Director	75	2017
Gerald T. Proehl	Director	59	2015

Michael D. Step became our Chief Executive Officer on October 1, 2014. He has served as a director of the Company since 2012. Mr. Step has over 20 years of business development and corporate development experience in the pharmaceutical industry. Prior to joining the Company as its Chief Executive Officer, Mr. Step served as Senior Vice President of Corporate Development at Santarus, Inc. (“Santarus”), and a member of its executive committee, from 2005 to January 2014, when Santarus was sold to Salix Pharmaceuticals, Ltd. At Santarus, Mr. Step was responsible for corporate development activities. Prior to joining Santarus, he served as Vice President, Corporate Development for Amylin Pharmaceuticals, Inc. (“Amylin”) from 2000 to 2005. In this capacity, he was responsible for leading corporate development activities, including product licensing, strategic planning, and mergers and acquisitions evaluations. Before joining Amylin, Mr. Step served as Senior Director, Business Development at Dura Pharmaceuticals, Inc. (“Dura Pharmaceuticals”) from 1997 to 2000. In this position, his duties included licensing of marketed pharmaceutical products. Prior to joining Dura Pharmaceuticals, he served in corporate development and strategic planning at Hoffmann-La Roche, from 1996 to 1997, and held various sales and management roles at Roche Labs, from 1994 to 1996, and Syntex Labs, from 1992 to 1994. Mr. Step holds a B.A. in political science from Vanderbilt University and a M.B.A. from the University of Southern California.

Qualifications: We believe that Mr. Step is well qualified to serve on our board of directors and as Chief Executive Officer of the Company due to his over 20 years’ experience in the pharmaceutical industry, serving in senior leadership roles within public pharmaceutical companies including in the gastrointestinal disease segment. Mr. Step has served in various executive management positions in sales and sales management, and has had experience with many aspects of pharmaceutical commercialization, strategic planning, business development and licensing providing both strategic and operational vision and guidance. His extensive experience gives him valuable insight into our industry as well as seasoned business judgment.

Andrew J. Ritter served as Co-Founder, President and Chief Executive Officer of the Company’s predecessor in interest from its inception in 2004 until relinquishing the role of Chief Executive Officer to Mr. Step in October 2014. Mr. Ritter was a member of the board of directors of the Company’s predecessor since its inception in 2004 and has been a member of our board of directors since 2008 when the Company was formed. Mr. Ritter has been actively studying the field of lactose intolerance for over 15 years and currently holds over a dozen patents and over twenty pending international patent applications. In addition, he has co-published articles, given presentations at major healthcare and medical conferences, and has been a guest lecturer of entrepreneurship at various graduate and undergraduate schools throughout Los Angeles including: University of Southern California Marshall School of Business, University of California at Los Angeles Anderson School of Business and Pepperdine University Graziadio School of Business and Management. Mr. Ritter served as a Los Angeles City Commissioner on the Commission for Children, Youth and Their Families from 2000 to 2002. He holds a B.A. in Political Science and a minor in Business from the University of Southern California. Mr. Ritter received a Master of Business Administration from the Wharton School of Business.

Qualifications: We believe that Mr. Ritter is well qualified to serve on our board of directors due to his over 15 years of research experience working in lactose intolerance and digestive diseases. Having founded the Company and invented Lactagen™, Mr. Ritter has an in depth knowledge of the Company, and provides senior leadership on the clinical and product development matters facing the Company. Mr. Ritter also brings to the board of directors an extensive scientific and operational background gained previously at Ritter Natural Sciences and over the years at Ritter.

Ira E. Ritter served as Co-Founder, Chief Strategic Officer and Executive Chairman of the Company’s predecessor in interest from its inception in 2004 through the formation of the Company in 2008 and has served in those positions with the Company since 2008. Mr. Ritter has extensive experience creating and building diverse business enterprises and has provided corporate management, strategic planning and financial consulting for a wide range of market segments. Since 2010, Mr. Ritter has also acted as a managing partner of Stonehenge Partners. Mr. Ritter served as President and Vice Chairman of Quality King, Inc., a national wholesale distributor of healthcare products, from 1992 to 2000. From 1998 to 2001, he served as President and Chairman of Rockwood Investments Inc., a business he developed which produced private label health and beauty products for major national retailers, including GNC and K-Mart. He also served as Chairman of ON-TV, a division of Oak Industries, Inc., from 1982 to 1985, where he managed the television division initiating exclusive broadcasts of Los Angeles, Chicago, and New York professional baseball, basketball, and hockey games. During this tenure, he produced the first televised home shopping program and directed development of the largest “pay-per-view” channel system for its time. Mr. Ritter served on the board of directors for Martin Lawrence Art Galleries from 1980 to 1985 helping take it public on The New York Stock Exchange. During his 20 years as a publisher, he produced monthly national consumer magazines focused on health & fitness, women’s issues and the environment. Mr. Ritter also has a long history of public service that includes appointments by three Governors to several State of California Commissions including eight years served as Commissioner on the California Prison Industry Authority. He has guest lectured at University of Southern California Marshall School of Business and Pepperdine University Graziadio School of Business where he also serves as an advisory board member to Pepperdine’s Graduate School of Education and Psychology, Social Entrepreneurship and Change Program. Presently he serves on the board of directors for Vitavis Laboratories. In 1981, Mr. Ritter was honored with the City of Hope’s Man of the Year award.

Qualifications: We believe that Mr. Ritter is well suited to serve on our board of directors due to his over 40 years’ experience overseeing daily operations of diverse business enterprises, and his managing public as well as private companies. Mr. Ritter provides our board of directors with extensive background in operational and strategic planning, as well as general executive and leadership expertise. Mr. Ritter has served on the boards of several companies during his career.

Noah J. Doyle has served as a director of the Company since September 2008. He has been an entrepreneur and investor for over 20 years. Mr. Doyle is the managing director of Javelin GP, LLC, the general partner of Javelin GP, LP, which is the general partner of Javelin and the manager of Javelin SPV. Prior to forming the first Javelin entities in 2008, Mr. Doyle supported over a dozen start-ups as an angel investor, including Keyhole, Inc. (“Keyhole”) (acquired by Google Inc. in 2004), Cantametrix, Inc. (acquired by Gracenote, Inc. in 2002), Amae Software (acquired by Verint Systems, Inc. in 2006), Nuvon, Inc., Aquea Scientific Corporation, Emdigo Inc., Magnacash Inc. (acquired by Yaga, Inc. in 2001), and i-mint India. Mr. Doyle most recently directed the enterprise product line for Google’s geospatial products, Google Earth and Google Maps, from 2004 to 2007. From 2002 to 2004 he managed the Sales and Corporate Development functions at Keyhole, which created the first Web hosted digital earth model. Prior to Keyhole, Mr. Doyle helped establish the Internet loyalty rewards marketplace as a co-founder of MyPoints.com (“MyPoints”), the largest Internet loyalty program with over 6 million active members, where he led product management and business development functions from the company’s inception in 1996 through its initial public offering and subsequent acquisition by United Airlines in 2002. Prior to joining MyPoints, Mr. Doyle was based in Tokyo where he managed overseas sales and marketing for the OEM channel of Matsushita’s (Panasonic) communications equipment subsidiary in Japan, from 1990 to 1994. Mr. Doyle served on the board of directors of MOL Global, Inc. from July 2014 to February 2016. He was also chairman of the management board of the University of California, Berkeley’s campus bookstore, a $17 million retail operation, and also held product management and operations management roles at IBM/Rational (Pure Atria) and Oracle, from 1989 to 1990. Mr. Doyle holds M.B.A. and B.A. Economics degrees, as well as certificates in Management of Technology and Global Management from University of California — Berkeley.

Qualifications: We believe that Mr. Doyle is well suited to serve on our board of directors due to his over 20 years of experience as an entrepreneur and investor. Mr. Doyle has experience as a venture capitalist building and serving on the boards of many public and private emerging companies in leadership roles providing guidance on finance, development and operational growth.

Matthew W. Foehr has served as a director of the Company since February 2015. He currently serves as President and Chief Operating Officer at Ligand Pharmaceuticals Incorporated (“Ligand”), a commercial stage biopharmaceutical company. Prior to joining Ligand in 2011, Mr. Foehr was Vice President and Head of Consumer Dermatology R&D, as well as Acting Chief Scientific Officer of Dermatology, in the Stiefel division of GlaxoSmithKline (“GSK”). Following GSK’s acquisition of Stiefel Laboratories, Inc. (“Stiefel”) in 2009, Mr. Foehr led the R&D integration of Stiefel into GSK. At Stiefel Laboratories, Inc., Mr. Foehr served as Senior Vice President of Global R&D Operations, Senior Vice President of Product Development& Support, and Vice President of Global Supply Chain Technical Services. Prior to joining Stiefel, Mr. Foehr held various executive roles at Connetics Corporation including Senior Vice President of Technical Operations and Vice President of Manufacturing. Currently, he is a member of the board of directors of Viking Therapeutics Inc. Mr. Foehr is the author of multiple scientific publications and is a named inventor on numerous U.S. patents. He received his Bachelor of Science degree in Biology from Santa Clara University.

Qualifications: We believe that Mr. Foehr is well suited to serve on our board of directors due to his more than 20 years of experience in the pharmaceutical industry and his experience managing global operations and research and development programs.

Paul V. Maier has served as a director of the Company since April 2015. From November 2009 through June 2014, Mr. Maier served as the Chief Financial Officer of Sequenom Inc., a publicly held company serving the discovery, clinical research, and diagnostics market. From February 2007 until November 2009, he served as an independent financial consultant. Previously, Mr. Maier was Senior Vice President and Chief Financial Officer of Ligand from 1992 through 2007. From 1990 to 1992, Mr. Maier served as Vice President, Finance of DFS West, a division of DFS Group LP, a private multinational retailer. From 1984 to 1990, Mr. Maier was employed by ICN Pharmaceuticals, a pharmaceutical and biotechnology research products company, where he held various executive positions in finance and general management in ICN as well as SPI Pharmaceuticals, a publicly held subsidiary. Mr. Maier currently serves on the board of directors of International Stem Cell Corporation, Apricus Biosciences, MabVax Therapeutics, and Biological Dynamics. Mr. Maier received an MBA from Harvard Business School and a BS from Pennsylvania State University.

Qualifications: We believe that Mr. Maier is well suited to serve on our board of directors due to his over 25 years of experience as a senior executive in biotechnology and pharmaceutical companies and his extensive experience in finance.

Dr. William M. Merino has served as a director of the Company since January 17, 2017. Dr. Merino served as the Senior Vice President of Worldwide Regulatory Affairs for Warner Lambert Pharmaceuticals from 1987 to 2000, where he was a member of the Office of the Chairman and responsible for the registration and approval of pharmaceuticals products with regulatory agencies around the world. He was also responsible for quality assurance, quality control and drug safety for the company, and led efforts to gain expedited registration of Lipitor in the United States and abroad in 20 other countries. He also has previous experience leading international regulatory affairs at Alcon Pharmaceuticals, G.D. Searle & Co., and Riker Laboratories. Dr. Merino has served as a senior clinical and regulatory advisory to the Company. Dr. Merino received his PhD in Pharmacology from Purdue University.

Qualifications: We believe that Dr. Merino’s deep global experience in drug and device registration and his extensive work with senior members of the FDA as well as several international regulatory authorities will bring important insight and acumen to our board of directors, as the Company continues its interactions with the FDA in an effort to bring RP-G28 to market.

Gerald T. Proehl has served as a director of the Company since April 2015. Currently, Mr. Proehl is President, CEO, Founder and Director of Dermata Therapeutics, LLC, a private biopharmaceutical company. From January 2002 to January 2014, he was the President, Chief Executive Officer and a Director of Santarus, a company that he helped to found in 1999 and sold to Salix Pharmaceuticals in January 2014 for $2.6 billion. From March 2000 through December 2001, Mr. Proehl was President and Chief Operating Officer of Santarus, and from April 1999 to March 2000, Mr. Proehl was Vice President, Marketing and Business Development of Santarus. Prior to joining Santarus, Mr. Proehl was with Hoechst Marion Roussel, Inc. (“Hoechst”), a global pharmaceutical company, for 14 years, where he served in various capacities, including Vice President of Global Marketing. During his career at Hoechst he worked across numerous therapeutic areas, including CNS, cardiovascular, and gastrointestinal. Mr. Proehl currently serves on the board of directors of two other public company boards, Sophiris Bio Inc. and Tenax Therapeutics, Inc. Mr. Proehl also serves on a number of private company boards including Kinetek Sports, Patara Pharma LLC, MDRejuvena, Inc. and Dermata Therapeutics, LLC. He also served on the board of directors of Auspex Pharmaceuticals, Inc. from January 2014 to May 2015. Mr. Proehl holds a B.S. in education from the State University of New York at Cortland, an M.A. in exercise physiology from Wake Forest University and an M.B.A. from Rockhurst College.

Qualifications: We believe that Mr. Proehl is well suited to serve on our board of directors due to his general business and commercial experience in the pharmaceutical industry, as well as his strong background in business operations developed through his leadership at other companies.

Executive Officers

Our Executive Officers as of the date of this Annual Report are as follows:

Name	Age	Position with the Company
Michael D. Step	58	Chief Executive Officer
Andrew J. Ritter	35	President
Ira E. Ritter	69	Executive Chairman and Chief Strategic Officer
Jeffrey Benjamin	53	Vice President Finance

Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers, other than Ira and Andrew Ritter, who are father and son, respectively. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Michael D. Step. For Mr. Step’s biography, please see above under “Board of Directors.”

Andrew J. Ritter. For Mr. Ritter’s biography, please see above under “Board of Directors.”

Ira E. Ritter. For Mr. Ritter’s biography, please see above under “Board of Directors.”

Jeffrey Benjamin has served as our Vice President, Finance since October 2017. Mr. Benjamin previously served as Interim Corporate Controller for Unified Grocers (acquired by Supervalu Inc. in June 2017) since February 2017. Prior to that he served as a principal consultant for Tatum Consulting from January 2015 to January 2017, Chief Financial Officer of Communications Infrastructure Corporation from March 2013 to January 2015, and Corporate Controller of Liaison Technologies, Inc. from April 2012 to March 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, and the rules issued thereunder, requires our directors and executive officers and beneficial owners of more than 10% of the outstanding shares of our equity securities to file reports of ownership and changes in beneficial ownership of our equity securities with the SEC. Copies of these reports are furnished to us. We are required to identify any of those individuals who failed to file such reports on a timely basis. Based solely on our review of the copies of such reports furnished to us, and representations from the persons subject to Section 16(a) with respect to the Company, we believe that during 2017 all of our executive officers, directors and 10% stockholders complied with the Section 16(a) requirements.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting prior to the closing of our initial public offering. The code of business conduct and ethics is available on our website at www.ritterpharmaceuticals.com. Any amendments to the code of business conduct and ethics, or any waivers of its requirements that apply to our principal executive officer, principal financial officer or principal accounting officer, will be disclosed on our website.

Audit Committee

The current members of our audit committee are Matthew W. Foehr, Paul V. Maier and Gerald T. Proehl, with Mr. Maier serving as chairman. Our board of directors has determined that each member of our Audit Committee is independent under Rule 10A-3 of the Exchange Act and the continued listing requirements of NASDAQ, and that each member of our Audit Committee satisfies the other continued listing requirements of NASDAQ for audit committee membership. Our board of directors has also determined that Mr. Maier qualifies as an “audit committee financial expert,” as such term is defined by the SEC, and that he has the requisite level of financial sophistication required by the continued listing requirements of NASDAQ.

Item 11. Executive Compensation

Summary Compensation Table (2017 and 2016)

The following table sets forth the compensation paid or earned for the fiscal years ended December 31, 2017 and 2016 to our named executive officers for each of those years, who are comprised of (1) our principal executive officer for such year, and (2) our next two highest compensated executive officers other than the principal executive officer (whose compensation exceeded $100,000).

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Option Awards(1) ($)	Nonequity Incentive Compensation ($)	All Other Compensation ($)	Total ($)
Michael D. Step	2017	$411,875	$—	$88,425	—	$—	$500,300
Chief Executive Officer	2016	$376,269	$—	$126,280	—	$—	$502,549

Andrew J. Ritter	2017	$331,569	$121,320	$—	—	$—	$452,889
President	2016	$324,010	$117,180	$490,394	—	$—	$931,584

Ira E. Ritter	2017	$330,367	$101,115	$—	—	$—	$431,482
Executive Chairman and	2016	$308,332	$97,571	$490,394	—	$—	$896,297
Chief Strategic Officer

(1)	Represent the grant date fair value of the option awards granted during the years presented, determined in accordance with FASB ASC Topic 718. We utilize the Black-Scholes option-pricing model to value awards. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected stock-price volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

(2)	Represents annual bonuses earned for 2017 and 2016 based upon the achievement of specific performance goals, pursuant to the terms of their respective offer letters. For 2017, the annual bonuses earned were equal to 90% of the target bonus opportunities for each of Andrew Ritter (target bonus equal to 40% of his base salary) and Ira Ritter (target bonus equal to 35% of his base salary). For 2016, the annual bonuses earned were equal to 90% of the target bonus opportunities for each of Andrew Ritter (target bonus equal to 40% of his base salary) and Ira Ritter (target bonus equal to 35% of his base salary).

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

2015 Equity Incentive Plan

On June 15, 2015, our board of directors approved the 2015 Equity Incentive Plan, and on June 17, 2015, the 2015 Equity Incentive Plan was approved by our stockholders. The 2015 Equity Incentive Plan was subsequently amended by the stockholders of the Company on June 3, 2016 and June 2, 2017.

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

The number of shares of Common Stock that we may issue pursuant to awards under the 2015 Plan is (i) 27,500,000 plus (ii) any shares which were available for grant under the 2008 Stock Plan or the 2009 Stock Plan (collectively, the “Prior Plans”), on the effective date of the 2015 Equity Incentive Plan or are subject to awards under the Prior Plans which, after the effective date of the 2015 Equity Incentive Plan, are forfeited or lapse unexercised or are settled in cash and are not issued under the Prior Plans. No more than 27,500,000 shares of Common Stock may be issued pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “Code”). No awards may be granted under any Prior Plan; however, any awards granted under any Prior Plan that were outstanding as of the effective date of the 2015 Plan continue to be subject to the terms and conditions of such Prior Plan. The maximum number of shares of Common Stock subject to awards of any combination that may be granted under the 2015 Equity Incentive Plan during any calendar year to any one individual is limited to 3,000,000 shares.

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

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2017.

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)		Option Expiration Date
Michael D. Step	26,163		—		$1.14		8/16/2022
	646,537	(1)	—		$5.86		12/2/2024
	73,377	(2)	—		$5.86		12/2/2024
	163,799	(3)	—		$5.86		12/2/2024
	29,042	(4)	52,958	(4)	$1.54		7/5/2026
	13,292	(5)	44,708	(5)	$2.89		1/25/2027

Andrew J. Ritter	24,878	(6)	3,094	(6)	$1.27		9/25/2023
	20,979		—		$5.86		12/2/2024
	351,354	(7)	81,081	(7)		(7)	12/2/2024
	29,042	(8)	52,958	(8)	$1.54		7/5/2026
	23,341	(9)	116,703	(9)	$2.60		10/25/2026

Ira E. Ritter	24,878	(10)	3,094	(10)	$1.27		9/25/2023
	20,979		—		$5.86		12/2/2024
	351,354	(11)	81,081	(11)		(11)	12/2/2024
	29,042	(11)	52,958	(11)	$1.54		7/5/2026
	23,341	(12)	116,703	(12)	$2.60		10/25/2026

(1)	This option was granted to Mr. Step on December 2, 2014 and was immediately exercisable in full as of the date of grant. Of the shares subject to this option, 592,659 shares are subject to a right of repurchase in favor of us at a price of $5.86 per share, which right expires ratably over 44 months commencing January 1, 2015 and in full upon a change of control or upon Mr. Step’s employment termination by us without Cause, subject to his continued employment with us (as described in the stock option award agreement).

(2)	This option was granted to Mr. Step on December 2, 2014 and was immediately exercisable in full as of the date of grant. Of the shares subject to this option, 67,262 shares are subject to a right of repurchase in favor of us at a price of $5.86 per share, which rights expires ratably over 44 months commencing January 1, 2015 and in full upon a change of control or upon Mr. Step’s employment termination by us without Cause, subject to his continued employment with us (as described in the stock option award agreement).

(3)	This option was granted to Mr. Step on December 2, 2014. The total number of shares issued under this option equaled the number of shares of Common Stock, together with the 646,537 shares subject to the option granted to Mr. Step on December 2, 2014, representing in the aggregate 7.5% of the shares of Common Stock deemed to be outstanding on a fully-diluted basis as of the date that we raised in the aggregate a minimum of $15,000,000 in one or more private and/or public offerings (a “Qualified Financing”), after giving effect to (i) the issuance of the shares issued in the Qualified Financing, (ii) the issuance of this option and (iii) any adjustments. 75% of the shares subject to the third option are subject to a right of repurchase upon termination of Mr. Step’s employment for any reason, which right expires ratably over 36 months commencing with July 1, 2015 and in full upon a change of control or upon Mr. Step’s employment termination by us without Cause, subject to his continued employment with us (as described in the stock option award agreement).

(4)	This option was granted to Mr. Step on July 5, 2016 for an aggregate of 82,000 shares. The option vests in 48 equal monthly installments, the first of which vested on July 20, 2016 with the balance vesting on the 20th day of each calendar month thereafter until vested in full.

(5)	This option was granted to Mr. Step on January 25, 2017 for an aggregate of 58,000 shares. The option vests in forty-eight (48) equal monthly installments beginning on February 25, 2017 with the balance vesting on the 25th day of each calendar month thereafter until vested in full.

(6)	This option was granted to Andrew Ritter on September 25, 2013 for an aggregate of up to 48,951 shares, subject to the achievement of certain milestones. The option included 2,360 shares that vested and became exercisable as of the date of grant (with a balance of 1,137 shares vesting ratably on a monthly basis from September 30, 2013 over 36 months) attributable to the FDA Meeting Bonus milestone. An additional 3,671 shares vested and became exercisable as of June 29, 2015 (with a balance of 6,818 shares vesting ratably on a monthly basis from July 31, 2015 over 36 months) attributable to the Clinical Trial Funding Commitment Bonus Opportunity milestone. An additional 4,895 shares vested and became exercisable as of June 29, 2015 (with a balance of 9,091 shares vesting ratably on a monthly basis beginning July 31, 2015 over 36 months) attributable to the Fundraising Bonus Opportunities milestone. The option for the remaining balance of the 20,979 shares expired unvested as of September 30, 2015.

(7)	This option was granted to Andrew Ritter on December 2, 2014 and vests as follows: 25% of the shares vest on September 1, 2015 and the remaining 75% of the shares will vest in 36 equal monthly installments beginning on the last day of the first full month thereafter, subject to his continued employment with us. The exercise price for this option is as follows: (i) $5.86 for the first 152,347 shares; (ii) $9.30 for the next 140,044 shares; and (iii) $13.23 for the remaining 140,043 shares.

(8)	This option was granted to Andrew Ritter on July 5, 2016 for an aggregate of 82,000 shares. The option vests in 48 equal monthly installments, the first of which vested on July 20, 2016 with the balance vesting on the 20th day of each calendar month thereafter until vested in full.

(9)

This option was granted to Andrew Ritter on October 25, 2016 for an aggregate of 140,044 shares. The option vests ratably in 48 equal monthly installments following the public disclosure of top-line data results from the Company’s Phase 2b clinical trial.

(10)	This option was granted to Ira Ritter on September 25, 2013 and is subject to the same vesting schedule as the option granted to Andrew Ritter on this date as reflected in footnote (5) above.

(11)	This option was granted to Ira Ritter on December 2, 2014 and is subject to the same vesting schedule as the option granted to Andrew Ritter on this date as reflected in footnote (8) above.

(12)	This option was granted to Ira Ritter on July 5, 2016 for an aggregate of 82,000 shares. The option vests in 48 equal monthly installments, the first of which vested on July 20, 2016 with the balance vesting on the 20th day of each calendar month thereafter until vested in full.

(13)

This option was granted to Ira Ritter on October 25, 2016 for an aggregate of 140,044 shares. The option vests ratably in 48 equal monthly installments following the public disclosure of top-line data results from the Company’s Phase 2b clinical trial.

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

Compensation of Directors

Non-Employee Director Compensation Program

Our non-employee directors received the following compensation for their services:

●	Annual Cash Retainer — $20,000

●	Chairman of the Board Cash Retainer — $15,000

●	Audit Committee Chair Retainer — $7,500

●	Compensation Committee Chair Retainer — $5,000

●	Nominating and Corporate Governance Committee Chair Retainer — $3,500

●	Initial Equity Grant — 10,000 shares

●	Annual Equity Grant — 7,000 shares

Beginning January 23, 2018, our non-employee directors are entitled to receive the following compensation for their services:

●	Annual Cash Retainer — $35,000

●	Chairman of the Board Cash Retainer — $25,000

●	Audit Committee Chair Retainer — $15,000

●	Compensation Committee Chair Retainer — $10,000

●	Nominating and Corporate Governance Committee Chair Retainer — $7,500

●	Initial Equity Grant — 40,000 shares

●	Annual Equity Grant — 30,000 shares

2017 Director Compensation

The following table sets forth the compensation paid or earned for the fiscal year ended December 31, 2017 to our non-employee directors. Compensation paid to Michael D. Step, Andrew Ritter, and Ira Ritter is presented as part of the “Summary Compensation Table (2017 and 2016)” above. Our employee directors do not receive compensation for their service as directors. Dr. Merino is not included in the table below, as he was not appointed to our board of directors until January 17, 2017.

Name of Director	Fees Earned and Paid in Cash ($)	Option Awards(2) ($)	All other compensation ($)	Total ($)
Noah Doyle(1)	$—	$—	—	$—
Matthew W. Foehr	$25,000	$—	—	$25,000
Paul V. Maier	$27,500	$—	—	$27,500
William M. Merino	$20,000	13,068		33,068
Gerald T. Proehl	$23,500	$—	—	$23,500

(1)	Mr. Doyle has declined to receive any compensation for his service as director.

(2)	Represents the aggregate grant date fair value of the options granted to Dr. Merino on January 25, 2017, determined in accordance with FASB ASC 718.

We utilize the Black-Scholes option-pricing model to value awards. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected stock-price volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

As of December 31, 2017, each of our non-employee directors (other than Mr. Doyle and Dr. Merino) held option awards to purchase an aggregate of 12,000 shares of our Common Stock and no stock awards. Mr. Doyle held no stock awards or option awards as of December 31, 2017. Dr. Merino held option awards to purchase an aggregate of 12,000 shares of our common stock and no stock awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2018 by:

●	our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2018, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of beneficial ownership of our common stock is calculated based on an aggregate of 49,406,521 shares outstanding as of March 1, 2018.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Ritter Pharmaceuticals, Inc., 1880 Century Park East, #1000, Los Angeles, California 90067.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Five Percent Stockholders
Javelin Entities(1)	7,776,534	15.6%
Aleyska Investment Group L.P.(2)	4,902,285	9.9%
Aspire Capital Fund LLC (3)	4,900,000	9.9%
Baker Bros. Funds (4)	2,800,000	5.7%

Executive Officers, Directors and Director Nominees
Michael D. Step(5)	1,044,818	2.1%
Andrew J. Ritter(6)	1,735,364	3.5%
Ira E. Ritter(7)	1,735,364	3.5%
Noah J. Doyle(1)(8)	7,806,761	15.7%
Matthew W. Foehr (9)	53,833	*
Paul V. Maier (10)	18,208	*
Gerald T. Proehl (11)	68,208	*
Dr. William M. Merino(12)	13,398	*
All current executive officers and directors as a group (9 persons)(13)	16,322,434	28.5%

* Represents beneficial ownership of less than 1% of the shares of common stock.

(1) According to a Schedule 13D/A filed with the SEC on November 28, 2017 by Javelin Venture Partners, L.P. (“Javelin”), Javelin Venture Partners I SPV I, LLC (“Javelin SPV”), Javelin Venture Partners GP, L.P. (“Javelin GP, LP”), Javelin Venture Partners GP, LLC (“Javelin GP, LLC”), Noah J. Doyle and Jed Katz, in which the reporting person reported shared voting and dispositive power with respect to 7,776,534 shares. According to the Schedule 13D/A, this number consists of (i) 7,047,804 shares of common stock held directly by Javelin and 83,224 shares of common stock that Javelin has the right to acquire upon exercise of warrants to purchase common stock that are currently exercisable and (ii) 322,753 shares of common stock held directly by Javelin SPV and 322,753 shares of common stock that Javelin SPV has the right to acquire upon exercise of a warrant to purchase common stock that is currently exercisable. Javelin GP, LP serves as the general partner for Javelin and Javelin SPV, Javelin GP, LLC serves as the general partner of Javelin GP, LP, and Noah Doyle and Jed Katz serve as the managers of Javelin GP, LLC. As a result of the application of the beneficial ownership limitation described in this footnote, this number does not include 5,000,000 shares of common stock issuable upon exercise of warrants to purchase common stock owned by Javelin. Under the terms of these warrants, Javelin is not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Javelin (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. This limitation is referred to in this footnote as the “beneficial ownership limitation”. Javelin has the right to increase the beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Javelin permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Javelin (and its affiliates) beneficially owning in the aggregate more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. The address of the Javelin Entities is One Rincon Center, 101 Spear Street, Suite 255, San Francisco, California 94105. As a Manager of Javelin GP, LLC, Noah Doyle may be deemed the beneficial owner of these shares. Mr. Doyle expressly disclaims beneficial ownership over these shares except to the extent of his pecuniary interest therein.

(2) According to a Schedule 13G/A filed with the SEC on February 14, 2018 by Aleyska Investment Group, L.P., Alyeska Fund GP, LLC and Anand Parekh, in which the reporting persons reported shared voting and dispositive power with respect to 4,999,371 shares. As a result of the application of the beneficial ownership limitation described in this footnote, this number does not include 4,250,000 shares of common stock issuable upon the exercise of warrants to purchase common stock owned by Aleyska Investment Group L.P. (“Aleyska”). Under the terms of these warrants, Aleyska is not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Aleyska (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. This limitation is referred to in this footnote as the “beneficial ownership limitation”. Aleyska has the right to increase the beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Aleyska permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Aleyska (and its affiliates) beneficially owning in the aggregate more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. The address of Aleyska is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

(3) As a result of the application of the beneficial ownership limitation described in this footnote, this number does not include (i) 7,500,000 shares of common stock issuable upon the exercise of warrants to purchase common stock owned by Aspire Capital Fund, LLC (“Aspire”) or (ii) 2,600,000 shares of common stock issuable upon the conversion of 1,040 shares of Series A Convertible preferred stock owned by Aspire. Under the terms of the warrants and Series A Convertible Preferred Stock issued to Aspire, Aspire is not permitted to exercise such warrants to purchase common stock or convert such Series A Convertible Preferred Stock into common stock to the extent that such exercise or conversion would result in Aspire (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock or conversion of Series A Convertible Preferred Stock. This limitation on the exercise of the warrants and conversion of the Series A Convertible Preferred Stock to purchase common stock issued to Aspire is referred to in this footnote as the “beneficial ownership limitation.” Aspire has the right to increase the beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Aspire permitted to exercise such warrants to purchase common stock or convert Series A Convertible Preferred Stock to the extent that such exercise or conversion would result in Aspire (and its affiliates) beneficially owning in the aggregate more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock or conversion of Series A Preferred Stock. The address for Aspire is 155 N. Wacker Drive, Suite 1600, Chicago, IL 60606.

(4) According to a Schedule 13G filed with the SEC on February 13, 2018 by Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Felix J. Baker, and Julian C. Baker, in which the reporting persons reported sole voting and dispositive power with respect to 2,800,000 shares. According to the Schedule 13G, this number consists of (i) 264,902 shares of our common stock owned by 667, L.P. and (ii) 2,535,098 shares of our common stock owned by Baker Brothers Life Sciences, L.P. (collectively, the “Baker Bros. Funds”). As a result of the application of the beneficial ownership limitation described in this footnote, this number does not include the following: (a) 1,238,287 shares of common stock issuable upon exercise of warrants to purchase common stock owned by 667, L.P. and 11,261,713 shares of common stock issuable upon exercise of warrants to purchase common stock owned by Baker Brothers Life Sciences, L.P. and (b) 1,000,000 shares of common stock issuable upon conversion of 400 shares of Series A Convertible Preferred Stock owned by 667, L.P. and 9,100,000 shares of common stock issuable upon conversion of 3,640 shares of Series A Convertible Preferred Stock owned by Baker Brothers Life Sciences, L.P. The information in this footnote is provided to us by Baker Bros. Advisors LP. Baker Bros. Advisors LP serves as the investment advisor to the Baker Bros. Funds. Baker Bros. Advisors (GP) LLC is the sole general partner of Baker Bros. Advisors LP. Julian C. Baker and Felix J. Baker are principals of Baker Bros. Advisors (GP) LLC. Baker Bros. Advisors LP has complete and unlimited discretion and authority with respect to the investment and voting power of the securities held by the Baker Bros. Funds. Julian C. Baker, Felix J. Baker, Baker Bros. Advisors LP and Baker Bros. Advisors (GP) LLC disclaim beneficial ownership of all shares held by the Baker Bros. Funds, except to the extent of their indirect pecuniary interest therein. Under the terms of the warrants and Series A Convertible Preferred Stock issued to the Baker Bros. Funds, the funds are not permitted to exercise such warrants to purchase common stock or convert such Series A Convertible Preferred Stock into common stock to the extent that such exercise or conversion would result in the Baker Bros. Funds (and their affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock or conversion of Series A Convertible Preferred Stock. This limitation on the exercise of the warrants and conversion of the Series A Convertible Preferred Stock to purchase common stock issued to the Baker Bros. Funds is referred to in this footnote as the “Beneficial Ownership Limitation.” The Baker Bros. Funds have the right to increase the Beneficial Ownership Limitation in their discretion on 61 days’ prior written notice to us, provided that in no event are the Baker Bros. Funds permitted to exercise such warrants to purchase common stock or convert Series A Convertible Preferred Stock to the extent that such exercise or conversion would result in the Funds (and their affiliates) beneficially owning in the aggregate more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock or conversion of Series A Preferred Stock. The address for the Baker Bros. Funds is 860 Washington Street, 3rd Floor, New York, NY 10014.

(5) Includes 994,818 shares underlying stock option awards held by Mr. Step that are currently exercisable or exercisable within 60 days of March 1, 2018. The number of shares issuable upon exercise of options includes 70,230 shares subject to options that are currently exercisable, but are not subject to vesting within 60 days of March 1, 2018 and accordingly, if exercised, are subject to a repurchase right until vested.

(6) Includes 6,250 shares owned directly, 536,843 shares underlying stock option awards that are currently exercisable or exercisable within 60 days of March 1, 2018 and 1,192,271 shares beneficially owned by Stonehenge Partners LLC (“Stonehenge”), including 187,500 shares that are issuable upon the exercise of warrants that are currently exercisable. Under the terms of the warrants, Stonehenge is not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Stonehenge (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. This limitation is referred to in this footnote as the “beneficial ownership limitation”. Stonehenge has the right to increase the beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Stonehenge permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Stonehenge (and its affiliates) beneficially owning in the aggregate more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. As a managing partner of Stonehenge, Andrew Ritter may be deemed the beneficial owner of these shares. Andrew Ritter expressly disclaims beneficial ownership of the shares held by Stonehenge.

(7) Includes 536,843 shares underlying stock option awards that are currently exercisable or exercisable within 60 days of March 1, 2018, 6,250 shares held in a retirement plan trust of which the reporting person and his spouse are trustees, and 1,192,271 shares beneficially owned by Stonehenge, including 187,500 shares that are issuable upon the exercise of warrants that are currently exercisable. Under the terms of the warrants, Stonehenge is not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Stonehenge (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. This limitation is referred to in this footnote as the “beneficial ownership limitation”. Stonehenge has the right to increase the beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Stonehenge permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Stonehenge (and its affiliates) beneficially owning in the aggregate more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. As a managing partner of Stonehenge, Ira Ritter may be deemed the beneficial owner of these shares. Ira Ritter expressly disclaims beneficial ownership of the shares held by Stonehenge.

(8) Includes 22,727 shares owned directly by Mr. Doyle, 7,500 shares underlying a stock option award held by Mr. Doyle that are currently exercisable or exercisable within 60 days of March 1, 2018 and the shares beneficially owned by the Javelin Entities reflected in footnote (1) above. Mr. Doyle express disclaims beneficial ownership of the share held by the Javelin Entities.

(9) Includes 18,833 shares underlying a stock option award held by Mr. Foehr that are currently exercisable or exercisable within 60 days of March 1, 2018.

(10) Represents shares underlying a stock option award held by Mr. Maier that are currently exercisable or exercisable within 60 days of March 1, 2018.

(11) Includes 18,208 shares underlying a stock option award held by Mr. Proehl that are currently exercisable or exercisable within 60 days of March 1, 2018.

(12) Includes 12,000 shares underlying a stock option award held by Dr. Merino that are currently exercisable or exercisable within 60 days of March 1, 2018.

(13) Includes 7,775,481 shares underlying stock options and warrants that are currently exercisable or exercisable within 60 days of March 1, 2018.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2016, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,541,800	(1)	5.93	26,720,193	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,541,800	(1)	5.93	26,720,193	(2)

(1)	Represents the number of underlying shares of common stock associated with outstanding options that were granted under the 2008 Stock Plan, the 2009 Stock Plan and the 2015 Equity Incentive Plan.

(2)	Represents the number of shares of common stock available for future issuance under the 2015 Equity Incentive Plan. As of June 29, 2015, no further awards were permitted to be issued under the 2008 Stock Plan or the 2009 Stock Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

Our Audit Committee is responsible for reviewing, approving and overseeing any transaction between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners, and each of their respective immediate family members, where the amount involved exceeds the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years. Since January 1, 2016, there have been no such transactions, except as described below.

October 2016 Public Offering

On October 31, 2016, we closed a public offering of 2,127,660 shares of our common stock at a price to the public of $2.35 per share. One of our existing stockholders holding in excess of 5% of our outstanding shares prior to the October 2016 Public Offering, Aspire, purchased shares in the offering for $1,199,999.

October 2017 Public Offering

On October 3, 2017, we closed a public offering of (i) 34,550,000 Class A Units consisting of 34,550,000 shares of our common stock and warrants to purchase 34,550,000 shares of our common stock, at a public offering price of $0.40 per unit, and (ii) 9,180 Class B Units consisting of 9,180 shares of our Series A Convertible Preferred stock, with a stated value of $1,000, and convertible into an aggregate of 22,950,000 shares of our common stock, and warrants to purchase 22,950,000 shares of our common stock, at a public offering price of $1,000 per unit. Two of our existing stockholders holding in excess of 5% of our outstanding shares prior to the October 2017 Public Offering, Javelin and Aleyska, purchased Class A Units in the public offering for $2.0 million and $1.7 million, respectively.

Director Independence

Under NASDAQ’s continued listing requirements, a majority of a listed company’s board of directors must be comprised of independent directors, subject to certain exceptions and phase-in rules. In addition, NASDAQ’s continued listing requirements require that, subject to certain exceptions and phase-in rules, each member of a listed company’s audit, compensation and governance and nominating committees must be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under NASDAQ’s continued listing requirements, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Doyle, Foehr, Maier, Proehl and Dr. Merino are independent under the applicable rules and regulations of NASDAQ. In making such determinations, the board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence.

Item 14. Principal Accountant Fees and Services

Fees and Services of Mayer Hoffman McCann P.C.

The following table sets forth the aggregate fees billed to the Company by MHM for the fiscal years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees(1)	$106,419	$167,049
Audit-Related Fees	─	─
Tax Fees	─	─
All Other Fees(2)	77,900	─
Total	$184,319	$167,049

(1)	Audit fees consisted of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews and registration statements.

(2)	All Other Fees consists of fees paid in connection with our October 2017 public offering.

The Audit Committee has adopted a formal policy on auditor independence requiring the advance approval by the Audit Committee of all audit and non-audit services provided by our independent registered public accounting firm. In determining whether to approve any services by our independent registered public accounting firm, the Audit Committee reviews the services and the estimated fees, and considers whether approval of the proposed services will have a detrimental impact on the auditor’s independence. On an annual basis, our management reports to the Audit Committee all audit services performed during the previous 12 months and all fees billed by our independent registered public accounting firm for such services.

In fiscal 2017 and 2016, all audit services and the corresponding fees were approved by our board of directors.

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

(a)(3)	Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Amended and Restated Bylaws of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.2	7/1/2015

3.4	Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-37428	3.1	10/4/2017

4.1	Form of Common Stock Certificate of Ritter Pharmaceuticals, Inc.	S-1/A	333-202924	4.1	5/22/2015

4.2	Amended and Restated Investors’ Rights Agreement, dated as of November 17, 2010, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.2	3/23/2015

4.3	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated as of January 13, 2011, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.3	3/23/2015

4.4	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement, dated as of February 6, 2012, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.4	3/23/2015

4.5	Amendment No. 3 to the Amended and Restated Investors’ Rights Agreement, dated as of December 4, 2014, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.5	3/23/2015

4.6	Amendment No. 4 to the Amended and Restated Investors’ Rights Agreement, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-208818	4.6	12/31/2015

4.7	Form of Common Stock Purchase Warrant	S-1	333-208818	4.7	12/31/2015

4.8	Form of Representative’s Warrant Agreement	S-1/A	333-202924	4.7	5/8/2015

4.9	Registration Rights Agreement, dated May 2, 2017, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	4.1	5/9/2017

4.10	Warrant Agency Agreement by and between the Registrant and Corporate Stock Transfer, Inc. and Form of Warrant Certificate	8-K	001-37428	4.1	10/4/2017

10.1	Office Lease, dated June 25, 2013, by and between Douglas Emmett 1997, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.1	5/8/2015

10.2+	Offer Letter, dated December 2, 2014, by and between Michael D. Step and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.2	5/8/2015

10.3+	Executive Compensation Plan	S-1	333-202924	10.3	5/8/2015

10.4+	Executive Severance & Change in Control Agreement, dated October 1, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.4	5/8/2015

10.5+	2008 Stock Plan	S-8	333-207709	99.1	10/30/15

10.6+	2009 Stock Plan	S-1	333-202924	10.6	3/23/2015

10.7+	2015 Equity Incentive Plan	S-8	333-207709	99.3	10/30/15

10.8+	Form of Notice of Grant of Stock Option under the 2015 Equity Incentive Plan	S-8	333-207709	99.4	10/30/15

10.9+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.8	5/8/2015

10.10+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.9	5/8/2015

10.11+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.10	5/8/2015

10.12+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.11	5/8/2015

10.13+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.12	5/8/2015

10.14+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.13	5/8/2015

10.15+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.14	5/8/2015

10.16+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.15	5/8/2015

10.17+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.16	5/8/2015

10.18	Research and Development Agreement & License, dated November 30, 2010, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.17	5/8/2015

10.19	Amendment No. 1 to Research and Development Agreement & License, dated July 6, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.18	5/8/2015

10.20	Amendment No. 2 to Research and Development Agreement & License, dated September 30, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.19	5/8/2015

10.21	Amendment No. 3 to Research and Development Agreement & License, dated February 6, 2012, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.20	5/8/2015

10.22	Amendment No. 4 to Research and Development Agreement & License, dated November 4, 2013, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.21	5/8/2015

10.23	Put and Call Option Agreement, dated November 30, 2010, by and between Kolu Pohaku Technologies, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.22	5/8/2015

10.24	Subordinated Convertible Promissory Note to SJ Investment Company, LLC, dated May 23, 2014, in the principal amount of $25,000.00	S-1	333-202924	10.23	5/8/2015

10.25	Subordinated Convertible Promissory Note to Javelin Venture Partners, L.P., dated May 23, 2014, in the principal amount of $350,000.00	S-1	333-202924	10.24	5/8/2015

10.26	Subordinated Convertible Promissory Note to Javelin Venture Partners, L.P., dated September 8, 2014, in the principal amount of $80,000.00	S-1	333-202924	10.25	5/8/2015

10.27	Unsecured Promissory Note to Javelin Venture Partners, L.P., dated October 9, 2014, in the principal amount of $70,000.00	S-1	333-202924	10.26	5/8/2015

10.28	Subordinated Convertible Promissory Note, dated October 20, 2014, in the principal amount of $80,000.00	S-1	333-202924	10.27	5/8/2015

10.29	Series C Preferred Stock and Warrant Purchase Agreement, dated December 4, 2014, by and among Ritter Pharmaceuticals, Inc. and the Investors named therein	S-1	333-202924	10.28	5/8/2015

10.30+	Form of Indemnification Agreement between Ritter Pharmaceuticals, Inc. and each of its directors and executive officers	S-1/A	333-202924	10.29	4/24/2015

10.31	Clinical Supply and Operation Agreement, dated December 16, 2009, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.30	4/24/2015

10.32	Amendment 1 to the Clinical Supply and Cooperation Agreement, dated September 25, 2010, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.31	4/24/2015

10.33+	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.1	8/12/2015

10.34+	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.2	8/12/2015

10.35+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.3	8/12/2015

10.36+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.4	8/12/2015

10.37	Lease Agreement, dated July 9, 2015, between the Company and Century Park	10-Q	001-37428	10.1	11/10/2015

10.38	Amendment No. 2 to Clinical Supply and Cooperation Agreement, effective July 24, 2015, between Ritter Pharmaceuticals, Inc., Ricerche Sperimentali Montale SpA, and Inalco SpA	10-Q	001-37428	10.2	11/10/2015

10.39+	Letter of Agreement, dated October 20, 2015 between Ritter Pharmaceuticals, Inc. and Chord Advisors, LLC	10-Q	001-37428	10.4	11/10/2015

10.40	Master Services Agreement, effective December 29, 2015, by and between Covance Inc. and Ritter Pharmaceuticals, Inc.	S-1	333-208818	10.42	12/30/2015

10.41	Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	06/06/2016

10.42	Common Stock Purchase Agreement, dated December 18, 2015, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	10.1	12/21/2015

10.43	Second Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	6/6/2017

10.44	Third Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	9/15/2017

23.1	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITTER PHARMACEUTICALS, INC.

By:	/s/ Michael D. Step
Name:	Michael D. Step
Title:	Chief Executive Officer

Date: March 19, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Step, Andrew J. Ritter and Ira E. Ritter, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 19, 2018 in the capacities indicated.

Signature	Title	Date

/s/ Michael D. Step	Chief Executive Officer and Director	March 19, 2018
Michael D. Step	(Principal Executive Officer)

/s/ Jeffrey S. Benjamin	Vice President Finance	March 19, 2018
Jeffrey S. Benjamin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ira E. Ritter	Executive Chairman, Chief Strategic Officer	March 19, 2018
Ira E. Ritter	and Director

/s/ Andrew J. Ritter	President and Director	March 19, 2018
Andrew J. Ritter

/s/ Noah Doyle	Director	March 19, 2018
Noah Doyle

/s/ Matthew W. Foehr	Director	March 19, 2018
Matthew W. Foehr

/s/ Paul V. Maier	Director	March 19, 2018
Paul V. Maier

/s/ William M. Merino	Director	March 19, 2018
William M. Merino

/s/ Gerald T. Proehl	Director	March 19, 2018
Gerald T. Proehl

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RITTER PHARMACEUTICALS, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ritter Pharmaceuticals (“Company”) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2014.

Orange County, CA

March 19, 2018

RITTER PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$22,631,971	$7,046,282
Prepaid expenses	167,400	156,752
Total current assets	22,799,371	7,203,034
Other assets	10,326	10,326
Property and equipment, net	23,873	23,542
Total Assets	$22,833,570	$7,236,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,237,579	$1,896,368
Accrued expenses	454,252	1,222,735
Other liablities	15,757	14,736
Total current liabilities	2,707,588	3,133,839

Stockholders’ equity
Series A preferred stock, $0.001 par value; 15,000,000 shares authorized; 9,140 and 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	5,128,536	-
Common stock, $0.001 par value; 225,000,000 and 25,000,000 shares authorized; 49,406,521 and 11,619,197 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	49,407	11,619
Additional paid-in capital	68,279,473	49,559,020
Accumulated deficit	(53,331,434)	(45,467,576)
Total stockholders’ equity	20,125,982	4,103,063
Total Liabilities and Stockholders’ Equity	$22,833,570	$7,236,902

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2017	2016
Operating costs and expenses:
Research and development	$2,874,184	$13,292,488
Patent costs	250,372	272,514
General and administrative	4,777,902	4,881,725
Total operating costs and expenses	7,902,458	18,446,727
Operating loss	$(7,902,458)	$(18,446,727)

Other income:
Interest income	40,227	60,879
Other (expense) income	(1,627)	1,214
Total other income	38,600	62,093
Net loss	$(7,863,858)	$(18,384,634)
Deemed dividend of Series A preferred stock	(3,111,020)	―
Net loss applicable to common stockholders	$(10,974,878)	$(18,384,634)

Net loss per common share – basic and diluted	$(0.50)	$(2.04)

Weighted average common shares outstanding – basic and diluted	22,149,510	8,993,317

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Stockholders’ Equity						Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2015	-	-	8,582,004	8,582	41,759,355	(27,082,942)	14,684,995
Issuance of shares upon follow-on offering			2,127,660	2,127	4,997,873		5,000,000
Commissions and offering costs of follow-on offering					(598,118)		(598,118)
Issuance of shares under common stock purchase agreement			888,835	889	2,025,173		2,026,062
Stock based compensation					1,359,205		1,359,205
Exercise of options on common stock			20,698	21	15,532		15,553
Net loss						(18,384,634)	(18,384,634)
	-	$-	11,619,197	$11,619	$49,559,020	$(45,467,576)	$4,103,063
Issuance of shares upon follow-on offering	9,180	5,150,980	34,550,000	34,550	17,844,220		23,029,750
Commissions and offering costs of follow-on offering					(2,038,471)		(2,038,471)
Issuance of shares under common stock purchase agreement			3,137,324	3,138	1,996,862		2,000,000
Stock based compensation					895,498		895,498
Conversion of series A preferred shares	(40)	(22,444)	100,000	100	22,344		-
Net loss						(7,863,858)	(7,863,858)
Balance at December 31, 2017	9,140	$5,128,536	49,406,521	$49,407	$68,279,473	$(53,331,434)	$20,125,982

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,863,858)	$(18,384,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,720	5,209
Stock based compensation	895,498	1,359,205
Loss on disposal of equipment	1,627	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,648)	32,384
Accounts payable	341,211	1,157,011
Accrued expenses	(768,483)	608,594
Other liabilities	1,021	13,513
Net cash used in operating activities	(7,397,912)	(15,208,718)

Cash flows from investing activities
Purchase of property and equipment	(7,678)	(8,063)
Net cash used in investing activities	(7,678)	(8,063)

Cash flows from financing activities
Proceeds from the issuance of shares upon closing of follow-on offering	23,029,750	5,000,000
Commission and issuance costs of follow-on offering	(2,038,471)	(598,118)
Proceeds from the issuance of shares from common stock purchase agreement	2,000,000	2,026,062
Proceeds from exercising of options on common stock	-	15,553
Net cash provided by financing activities	22,991,279	6,443,497

Net (decrease) increase in cash and cash equivalents	15,585,689	(8,773,284)

Cash and cash equivalents at beginning of period	7,046,282	15,819,566
	$22,631,971	$7,046,282

Non-cash financing activities:
Deemed dividend on Series A Preferred Stock	$3,111,020	$-
Cash paid for taxes	$800	$80,702

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

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. The Company had net losses of approximately $7.9 million and $18.4 million for the years ended December 31, 2017 and 2016, respectively, and had net cash used in operating activities of approximately $7.4 million and $15.2 million, for the years ended December 31, 2017 and 2016, respectively. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property Plant and Equipment. When indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. No such impairments have been recognized during the years ended December 31, 2017 or 2016.

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

As of December 31, 2017 and 2016, the carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their fair value because of the short term nature of these instruments. No transfers between levels have occurred during the periods presented.

Convertible Preferred Stock

The Company follows authoritative accounting guidance to distinguish liabilities from equity when assessing the classification and measurement of preferred stock. Preferred shares subject to mandatory redemptions are considered liabilities and measured at fair value. Conditionally redeemable preferred shares are considered temporary equity. All other preferred shares are considered as stockholders’ equity.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses either the Black-Scholes option-pricing model or a Monte Carlo simulation, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Equity Incentive Plan (described in Note 8), Series A Convertible Preferred Stock (described in Note 6) and warrants on the Company’s common stock (described in Notes 6 and 7) are not considered in the computation of diluted net loss per share because they would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at a comprehensive loss. For the years ended December 31, 2017 and 2016, comprehensive loss was equal to the net loss.

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

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company early adopted this guidance in the current quarter, effective October 1, 2017. As a result, the warrants issued in 2017, in connection with the October 2017 Public Offering, were equity-classified.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	December 31, 2017	December 31, 2016
Computer equipment	5 years	$13,582	$10,274
Furniture and fixtures	7 years	19,158	23,325
Total property and equipment		32,740	33,599
Accumulated depreciation		(8,867)	(10,057)
Property and equipment, net		$23,873	$23,542

Depreciation expense of approximately $5,700 and $5,200 was recognized for the years ended December 31, 2017 and 2016, respectively, and is classified in general and administrative expense in the accompanying Statements of Operations.

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

Lease Agreement

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

Rent expense, recognized on a straight-line basis, was approximately $115,000 and $115,000 for the years ended December 31, 2017 and 2016, respectively, and is recorded in general and administrative expenses in the accompanying statements of operations.

The following table summarizes our lease obligations at December 31, 2017:

LEASE COMMITMENTS
Years ended December 31,	Operating Lease
2018	$117,376
2019	120,898
2020	103,254
Total minimum lease payments	$341,528

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

NOTE 6— STOCKHOLDERS’ EQUITY

Authorized Shares

On September 15, 2017, the Company amended its Amended and Restated Certificate of Incorporation to authorize the issuance of up to 225,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, $0.001 par value per share.

As of December 31, 2017, the Company had 49,406,521 shares of common stock and 9,140 shares of Series A convertible preferred stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Each share of Series A preferred stock is convertible by the holder at $0.40 per share; subject to adjustment for stock splits, stock dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. Holders are entitled to receive, and the Company shall pay, dividends on outstanding shares of Series A preferred stock, on an as-if-converted-to-common-stock basis, equal to and in the same form as dividends actually paid on outstanding common shares when, as and if such dividends are paid on outstanding common shares. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A preferred stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series A preferred stock were fully converted to common stock, which amounts shall be paid pari passu with all common shareholders. Holders of Series A preferred stock have no voting rights. However, as long as any shares of Series A preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock or alter or amend the applicable Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A preferred stock, (c) increase the number of authorized shares of Series A preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

Aspire Capital Financing Arrangement

On December 18, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $10.0 million of the Company’s shares of common stock over the approximate 30-month term of the 2015 Aspire Purchase Agreement. As of December 31, 2017, the Company had issued an aggregate of 4,577,699 shares of its common stock to Aspire Capital under the 2015 Aspire Purchase Agreement for approximate proceeds of $5.0 million.

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

As a condition to the 2017 Aspire Purchase Agreement, the Company issued 137,324 shares of its common stock to Aspire Capital as a commitment fee. As of the date of this Annual Report, no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement.

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

October 2017 Public Offering

On October 3, 2017, the Company closed a public offering, selling an aggregate of (i) 34,550,000 Class A Units consisting of 34,550,000 shares of the Company’s common stock and warrants to purchase 34,550,000 shares of the Company’s common stock at a public offering price of $0.40 per unit, and (ii) 9,180 Class B Units consisting of 9,180 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per unit, and convertible into an aggregate of 22,950,000 shares of the Company’s common stock, and warrants to purchase an aggregate of 22,950,000 shares of the Company’s common stock. The securities were offered by the Company pursuant to a registration statement filed with the SEC that was declared effective on September 28, 2017. The final prospectus relating to the offering was filed with the SEC on October 2, 2017.

The warrants have an exercise price of $0.44, are exercisable upon issuance and expire five years from the date of issuance. The warrant agreements provide for an adjustment to the number of common shares issuable under the warrants and/or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock; or (c) adjustment of the exercise price upon subsequent equity sales or issuance of new securities by the Company at less than the exercise price.

The Company granted the underwriters a 45-day option to purchase an additional 8,625,000 shares of the Company’s common stock and/or warrants to purchase an additional 8,625,000 shares of the Company’s common stock. As of the closing of the offering, the underwriters have exercised their over-allotment option for warrants to purchase 2,975,000 shares of the Company’s common stock.

Aggregate gross proceeds to the Company from the public offering were approximately $23.0 million. The Company paid underwriting discounts and commissions of approximately $1.6 million in connection with the offering, and approximately $0.4 million of other expenses in connection with the offering.

The Company early adopted the provisions of ASU 2017-11 in recognizing the warrants. As a result, the exercise price reset provisions were excluded from the assessment of whether the warrants are considered indexed to the Company’s own stock. The warrants otherwise meet the requirements for equity classification, as such were initially classified in Stockholders’ Equity. The Company will recognize the value of the exercise price reset provision if and when it becomes triggered, by recognizing the value of the effect of the exercise price reset as a deemed dividend and a reduction of income available to common shareholders in computing basic earnings per share.

The proceeds received in the October 2017 Public Offering were allocated to each instrument on a relative fair value basis. Total proceeds of $23.0 million were allocated to warrants issued, $10.1 million, Common Stock, $7.8 million and Series A Preferred Stock, $5.1 million. The allocation resulted in an effective conversion price for the Series A preferred stock that was below the quoted market price of the Company’s common stock on the closing date. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the closing date, resulting in a deemed dividend for the Series A preferred stock of approximately $3.1 million recognized on the closing date.

NOTE 7 — WARRANTS

Warrants to purchase an aggregate of 61,053,323 shares of the Company’s common stock were outstanding at December 31, 2017. These warrants are all vested and exercisable, have exercise prices ranging from $0.44 to $9.30 per share, with a weighted average exercise price of $0.52, and expire at various dates through October 2022.

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

On September 15, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 25,858,711 shares of common stock. As of December 31, 2017, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 27,500,000, and 26,720,193 shares were available for issuance as of December 31, 2017.

The following represents a summary of the options granted to employees and non-employees that are outstanding at December 31, 2017 and changes during the period then ended:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	2,476,924	$6.01		$497,351	8.3
Options granted	88,000	2.89		―	7.3
Options forfeited	(23,124)	2.52		―	―
Outstanding at December 31, 2017	2,541,800	5.93		―	7.3
Exercisable at December 31, 2017	1,718,370	$6.02	$	―	7.0

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

The Company elected to adopt the amendments of ASU 2016-09 (described in Note 3) related to the presentation of excess tax benefits on the statement of cash flows using a prospective transition method and there was no impact to these financial statements.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	Years ended December 31,
	2017	2016
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	53.08% - 54.08%	53.60% - 59.03%
Risk-free interest rate	1.89% - 2.58%	1.29% - 1.78%
Term of options	10	10
Stock price	$0.30 - $3.48	$1.13 - $1.68

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $895,000 and $1,359,000 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was approximately $414,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 years.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was approximately $0 and $56,000, respectively. The cash received from exercised options was approximately $16,000 for the year ended December 31, 2017.

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

NOTE 11 — INCOME TAXES

As of December 31, 2017, the Company has net operating loss carryforwards of approximately $39 million available to reduce future taxable income, if any, for Federal and state income tax purposes. The U.S. federal and state net operating loss carryforwards will begin to expire in 2028.

As of December 31, 2017, the Company has Federal and state research and development credit carryforwards of approximately $1.4 million and $800,000, respectively, available to reduce future taxable income, if any, for Federal and state income tax purposes. The Federal credit carryforwards begin to expire in 2029. California credits have no expiration date.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2017. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31,
	2017	2016
Statutory U.S. federal rate	34.0%	34.0%
State income tax, net of federal benefit	5.8%	5.8%
Meals & entertainment	(0.2)%	(0.1)%
Valuation allowance	(39.6)%	(39.7)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$10,906,689	$12,862,811
Patent costs	325,615	363,775
Accrued Vacation	21,019	31,583
Research and development credit	1,932,804	1,951,539
Stock-based compensation	1,722,380	2,095,076
Other	8,766	7,535
Gross deferred tax assets	14,917,273	17,312,319
Valuation allowance	(14,917,273)	(17,312,319)
Net deferred tax assets	$—	$—

The Company did not record any accruals for income tax accounting uncertainties for the years ended December 31, 2017 and 2016.

Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties from inception through December 31, 2017.

The Company does not have any unrecognized tax benefits that will significantly decrease or increase within 12 months of December 31, 2017.

The Company’s major tax jurisdictions are the United States and California. All of the Company’s tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Regarding 2018 federal tax reform, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. For certain deferred tax assets, the Company has recorded a decrease of approximately $5.5 million, with a corresponding adjustment to valuation allowance for the year ended December 31, 2017. There is no impact on the tax expense.

