Form 10-Q
period 2018-03-31
RITTER PHARMACEUTICALS INC
filed 2018-05-15
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 11, 2018, there were 5,019,639 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,917,043	$22,631,971
Prepaid expenses	177,085	167,400
Total current assets	19,094,128	22,799,371
Other assets	10,326	10,326
Property and equipment, net	22,510	23,873
Total Assets	$19,126,964	$22,833,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$640,545	$2,237,579
Accrued expenses	145,216	454,252
Other liabilities	15,303	15,757
Total current liabilities	801,064	2,707,588

Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 8,820 and 9,140 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4,948,981	5,128,536
Common stock, $0.001 par value; 225,000,000 shares authorized, 5,020,652 and 4,940,652 shares issued and outstanding as of as of March 31, 2018 and December 31, 2017, respectively	5,021	4,941
Additional paid-in capital	68,716,022	68,323,939
Accumulated deficit	(55,344,124)	(53,331,434)
Total stockholders’ equity	18,325,900	20,125,982
Total Liabilities and Stockholders’ Equity	$19,126,964	$22,833,570

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating costs and expenses:
Research and development	$849,683	$432,154
Patent costs	63,088	77,702
General and administrative	1,125,891	1,171,325
Total operating costs and expenses	2,038,662	1,681,181

Operating loss	(2,038,662)	(1,681,181)

Other income:
Interest income	25,972	7,946
Total other income	25,972	7,946
Net loss	$(2,012,690)	$(1,673,235)

Net loss per common share – basic and diluted	$(0.41)	$(1.44)

Weighted average common shares outstanding – basic and diluted	4,944,763	1,161,920

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,012,690)	$(1,673,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,363	1,307
Stock based compensation	212,608	294,176
Settlement of Covance accounts payable	(893,823)	-
Changes in operating assets and liabilities:
Prepaid expenses	(9,685)	7,025
Accounts payable	(703,211)	(261,670)
Accrued expenses	(309,036)	(321,973)
Other liabilities	(454)	397
Net cash used in operating activities	(3,714,928)	(1,953,973)

Net decrease in cash and cash equivalents	(3,714,928)	(1,953,973)

Cash and cash equivalents at beginning of period	$22,631,971	$7,046,282
Cash and cash equivalents at end of period	$18,917,043	$5,092,309

Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	$179,555	$-

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Ritter Pharmaceuticals, Inc. (“Ritter” or the “Company”) is a Delaware corporation headquartered in Los Angeles, California. The Company was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC, and converted into a Delaware corporation on September 16, 2008.

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. The Company is advancing gut health research by exploring the metabolic capacity of the gut microbiota and translating the functionality of prebiotic-based therapeutics into applications intended to have a meaningful impact on a patient’s health. The Company’s first novel microbiome modulator, RP-G28, is currently under development for the treatment of lactose intolerance. There currently is no drug approved by the Food and Drug Administration (“FDA”) for the treatment of lactose intolerance, a debilitating disease that affects over 1 billion people worldwide.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim period unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included and management believes the disclosures that are made are adequate to make the information presented not misleading.

The condensed balance sheet at December 31, 2017 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 19, 2018 (the “2017 Annual Report”), but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other period. The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2017 Annual Report.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split of the Company’s common stock effected on March 23, 2018.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. For the three months ended March 31, 2018, the Company had a net loss of approximately $2.0 million and had net cash used in operating activities of approximately $3.7 million. At March 31, 2018, the Company had working capital of approximately $18.3 million, an accumulated deficit of approximately $55.3 million, and cash and cash equivalents of approximately $18.9 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the operations of the Company have been funded through the sale of common shares, preferred shares, warrants and convertible debt. Management cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is not able to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2018, as compared with the significant accounting policies described in the Company’s 2017 Annual Report.

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

Cash and Cash Equivalents

Cash consists of amounts held in a financial institution and consists of immediately available fund balances. The funds are maintained at stable financial institutions, generally at amounts in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Equity-linked Financial Instruments

The Company classifies outstanding common stock warrants with down-round features as equity, if the instrument would otherwise be classified in equity absent the down-round feature. The Company will recognize the value of a down-round feature when it is triggered and the warrant’s strike price has been adjusted downward, as a dividend and reduction of income available to common shareholders in computing basic earnings per share.

Net Loss Per Share

The Company determines basic loss per share and diluted loss per share in accordance with the provisions of ASC 260, “Earnings per Share.” Basic net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Stock Plan (described in Note 8), Series A Convertible Preferred Stock (described in Note 6) and warrants on the Company’s common stock (described in Notes 6 and 7) were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

Recent Accounting Pronouncements

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and is effective for the Company for the year ending December 31, 2018. The Company adopted ASU 2016-15 on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for the Company’s interim and annual reporting periods beginning January 1, 2018. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have a material impact on its financial statements.

Other accounting standard updates effective after March 31, 2018 are not expected to have a material effect on the Company’s financial statements.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	March 31, 2018	December 31,2017
Computers and equipment	5 years	$13,582	$13,582
Furniture and fixtures	7 years	19,158	19,158
Total property and equipment		32,740	32,740
Accumulated depreciation		(10,230)	(8,867)
Total property and equipment, net		$22,510	$23,873

Depreciation expense of approximately $1,300 was recognized for each of the three months ended March 31, 2018 and 2017 and classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Master Services Agreement

On December 30, 2015, the Company entered into a Master Service Agreement with Covance, Inc. (“Covance”), with an effective date of December 29, 2015. Pursuant to the terms of the Master Service Agreement, Covance (or one or more of its affiliates) will provide Phase 1, 2, 3, and 4 clinical services for a clinical study or studies for the Company, and, at the Company’s request, assist with the design of such studies, in accordance with the terms of separate individual project agreements to be entered into by the parties. The term of the agreement is for three years and will renew automatically for successive one-year periods unless Covance is no longer providing services under the agreement or either party has terminated the agreement upon written notice. The Company may terminate the Master Service Agreement or any individual project agreement entered into under the Master Service Agreement prior to the applicable study’s completion at any time for any reason upon 30 days written notice to Covance, except when the reason for termination is the safety of subjects, in which case it may be terminated immediately. Covance may not terminate any individual project agreement without cause, except when the reason for the termination is the safety of subjects, in which case it may be terminated immediately. In the event of a termination of the Master Service Agreement, Covance will be entitled to full payment for (i) work performed on the applicable project through the date work on such project is concluded and (ii) reimbursement for all non-cancellable and non-refundable expenses and financial obligations which Covance (or an affiliate) has incurred or undertaken on our behalf. During the three months ended March 31, 2018, the Company settled a balance with Covance resulting in a $894 thousand decrease in accounts payable and a reduction in research and development expense under the Master Service Agreement.

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

Lease Agreement

On July 9, 2015, the Company entered into a lease with Century Park, a California limited partnership, pursuant to which the Company leased approximately 2,780 square feet of office space in Los Angeles, California for its headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. The Company paid no rent for the first month of the term and paid base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve-month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes. The Company has the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $29,000 and $38,000 for the three months ended March 31, 2018 and 2017, respectively, and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

On September 15, 2017, the Company amended its Amended and Restated Certificate of Incorporation to authorize the issuance of up to 225,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, $0.001 par value per share.

Effective March 23, 2018, all common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split.

As of March 31, 2018, the Company had 5,020,652 shares of common stock and 8,820 shares of Series A convertible preferred stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Each share of Series A preferred stock is convertible by the holder into 250 shares of common stock at a conversion price of $4.00 per share; subject to adjustment for stock splits, stock dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. Holders are entitled to receive, and the Company shall pay, dividends on outstanding shares of Series A preferred stock, on an as-if-converted-to-common-stock basis, equal to and in the same form as dividends actually paid on outstanding common shares when, as and if such dividends are paid on outstanding common shares. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A preferred stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series A preferred stock were fully converted to common stock, which amounts shall be paid pari passu with all common shareholders. Holders of Series A preferred stock have no voting rights. However, as long as any shares of Series A preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock or alter or amend the applicable Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A preferred stock, (c) increase the number of authorized shares of Series A preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

Aspire Capital Financing Arrangement

On December 18, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $10.0 million of the Company’s shares of common stock over the approximate 30-month term of the 2015 Aspire Purchase Agreement. As of March 31, 2018, the Company had issued an aggregate of 457,770 shares of its common stock to Aspire Capital under the 2015 Aspire Purchase Agreement for approximate aggregate proceeds of $5.0 million.

On May 4, 2017, the Company terminated the 2015 Aspire Purchase Agreement and entered into a new common stock purchase agreement with Aspire Capital (the “2017 Aspire Purchase Agreement”), which provides that upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $6.5 million of shares of the Company’s common stock over the 30-month term of the 2017 Aspire Purchase Agreement. On any trading day on which the closing sale price of the Company’s common stock exceeds $2.50, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 10,000 shares of the Company’s common stock per trading day, for up to $6.5 million of the Company’s common stock in the aggregate at a per share price, calculated by reference to the prevailing market price of the Company’s common stock (as provided in the 2017 Aspire Purchase Agreement).

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As a condition to the 2017 Aspire Purchase Agreement, the Company issued 13,732 shares of its common stock to Aspire Capital as a commitment fee. As of March 31, 2018, no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement.

October 2016 Public Offering

On October 31, 2016, the Company closed a public offering, selling 212,766 shares of the Company’s common stock at a price to the public of $23.50 per share, for aggregate gross proceeds to the Company of approximately $5.0 million. The Company paid to the underwriters underwriting discounts and commissions of approximately $0.4 million in connection with the offering, and approximately $0.2 million of other expenses in connection with the offering.

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

October 2017 Public Offering

On October 3, 2017, the Company closed a public offering, selling an aggregate of (i) 3,455,000 Class A Units consisting of 3,455,000 shares of the Company’s common stock and warrants to purchase 3,455,000 shares of the Company’s common stock at a public offering price of $4.00 per unit, and (ii) 9,180 Class B Units consisting of 9,180 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per unit, and convertible into an aggregate of 2,295,000 shares of the Company’s common stock, and warrants to purchase an aggregate of 2,295,000 shares of the Company’s common stock. The securities were offered by the Company pursuant to a registration statement filed with the SEC that was declared effective on September 28, 2017. The final prospectus relating to the offering was filed with the SEC on October 2, 2017.

The warrants have an exercise price of $4.40, are exercisable upon issuance and expire five years from the date of issuance. The warrant agreements provide for an adjustment to the number of common shares issuable under the warrants and/or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock; or (c) adjustment of the exercise price upon subsequent equity sales or issuance of new securities by the Company at less than the exercise price.

The Company granted the underwriters a 45-day option to purchase an additional 862,500 shares of the Company’s common stock and/or warrants to purchase an additional 862,500 shares of the Company’s common stock. At the closing of the offering, the underwriters exercised their over-allotment option for warrants to purchase 297,500 shares of the Company’s common stock.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In the three month period ended March 31, 2018, holders of 320 shares of Series A convertible preferred stock converted into an aggregate of 80,000 shares of common stock at the stated conversion price of $4.00 per share.

NOTE 7 - WARRANTS

Warrants to purchase an aggregate of 6,105,332 shares of the Company’s common stock were outstanding at March 31, 2018. These warrants are all vested and exercisable, have exercise prices ranging from $4.40 to $93.00 per share, with a weighted average exercise price of $5.20, and expire at various dates through October 2022.

NOTE 8 - STOCK-BASED COMPENSATION

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

On June 2, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at the 2017 annual meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 83,800 shares of common stock.

On September 15, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 2,585,871 shares of common stock. As of March 31, 2018, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 2,750,000 and 2,721,711 shares were available for issuance as of March 31, 2018.

The following represents a summary of the options granted to employees and non-employees that are outstanding at March 31, 2018 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	254,171	$47.43	$-	7.3
Granted	206,718	$3.40	$-	9.8
Exercised/ Expired/ Forfeited	(1,804)	$13.75	$-	-
Outstanding at March 31, 2018	459,085	$27.74	$-	8.3
Exercisable at March 31, 2018	194,519	$59.07	$-	7.0

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (three months ended March 31, 2017 stock price adjusted for 1-for-10 reverse stock split):

	For the three months ended March 31,
	2018	2017
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	52.70% - 53.26%	53.90% - 54.08%
Risk-free interest rate	2.46% - 2.88%	2.31% - 2.58%
Expected average term of options	7.9	10
Stock price	$3.40	$14.20 - $34.80

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $213,000 and $294,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $704,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.6 years.

No stock options were exercised during the three months ended March 31, 2018.

NOTE 9 - RELATED PARTY TRANSACTIONS

A director of the Company is a managing director of Javelin Venture Partners GP, LLC, the general partner of Javelin Venture Partners GP, L.P., which holds a significant investment in the Company’s common stock and warrants. Two directors of the Company have acted as a managing director of Stonehenge Partners, LLC, which holds an investment in the Company’s common stock.

The Company has not entered into or been a participant in any other transaction in which a related party had or will have a direct or indirect material interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2018 (the “2017 Annual Report”). As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” or “Ritter” refer to Ritter Pharmaceuticals, Inc. All common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split of our common stock on March 23, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report. You should also read carefully the factors described in the “Risk Factors” section of our 2017 Annual Report and this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

Financial Overview

We have incurred net losses in each year since our inception, including net losses of approximately $2.0 million for the three months ended March 31, 2018. We had an accumulated deficit of approximately $55.3 million as of March 31, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, patent costs, stock-based compensation, and from general and administrative costs associated with our operations.

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

Revenue

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital prior to the commercialization of RP-G28. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings (including shares sold to Aspire Capital LLC (“Aspire Capital”) pursuant to our financing arrangement with Aspire Capital, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

From inception through March 31, 2018, we have incurred approximately $22.9 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for lactose intolerance and other indications, subject to the availability of additional funding.

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

Critical Accounting Policies and Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K. There have not been any material changes to such critical accounting estimates since December 31, 2017.

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

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended March 31,		Dollar	Percentage
	2018	2017	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$849,683	$432,154	$417,529	97%
Patent costs	63,088	77,702	(14,614)	(19)%
General and administrative	1,125,891	1,171,325	(45,434)	(4)%
Total operating costs and expenses	2,038,662	1,681,181	357,481	21%

Operating loss	(2,038,662)	(1,681,181)	(357,481)	21%

Other income:
Interest income	25,972	7,946	18,026	227%
Total other income	25,972	7,946	18,026	227%
Net Loss	$(2,012,690)	$(1,673,235)	$(339,455)	20%

Research and Development Expenses

Research and development expenses increased by approximately $0.4 million, or 97%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The primary reason for this increase is due to the preparation of our Phase 3 program and associated manufacturing costs offset with a reduction in management and monitoring costs associated with the Covance Master Service Agreement. Research and development expenses during the three months ended March 31, 2017 primarily reflect extension study costs and continued Phase 3 program analysis costs.

Patent Costs

The approximate $15,000, or 19%, decrease in patent costs during the three months ended March 31, 2018 as compared to the same period in 2017 was mainly due to certain costs related to our maintenance of patent rights and the prosecution of patents for an increased number of patents, the new patent applications and our preparation to file national phase applications in certain foreign countries during the three months ended March 31, 2017. During the three months ended March 31, 2018, there were no patents issued.

General and Administrative Expenses

General and administrative expenses decreased slightly by approximately $45,000, or 4%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to lower stock-based compensation expense. Approximately $213,000 in stock-based compensation expense was recognized during the three months ended March 31, 2018 as compared to approximately $294,000 during the same period in 2017.

Other Income

Other income increased by approximately $18,000, or 227%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, due to a higher average cash balance in the three months ended March 31, 2018 as compared to the comparative period ended March 31, 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of March 31, 2018, we had an accumulated deficit of approximately $55.3 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At March 31, 2018, we had working capital of approximately $18.3 million, and cash of approximately $18.9 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Three Months Ended March 31,
	2018	2017
Net cash used in:
Operating activities	$(3,714,928)	$(1,953,973)
Net decrease in cash and cash equivalents	$(3,714,928)	$(1,953,973)

Operating Activities

During the three months ended March 31, 2018, net cash used in operating activities of approximately $3.7 million primarily reflects our net loss for the period of approximately $2.0 million, offset by non-cash charges of approximately $213,000 for stock-based compensation expense and changes in our working capital accounts, mainly consisting of an approximate $1.6 million decrease in accounts payable, of which $894 thousand relates to settlement with Covance, and an approximate $0.3 million decrease in accrued expenses.

Net cash used in operating activities of approximately $2.0 million during the three months ended March 31, 2017 primarily reflects our net loss of approximately $1.7 million and a decrease in accounts payable and accrued expenses of approximately $262,000 and $322,000, respectively, partially offset by stock-based compensation of approximately $294,000.

Investing Activities

No cash was used in investing activities for the three months ended March 31, 2018 and 2017.

Financing Activities

No cash was used in financing activities for the three months ended March 31, 2018 and 2017.

Sources of Liquidity

Aspire Capital Financing Arrangement

On May 4, 2017, we entered into a common stock purchase agreement (the “2017 Aspire Purchase Agreement”) with Aspire Capital. The 2017 Aspire Purchase Agreement provides access to us of up to an aggregate of $6.5 million through the sale of shares of our common stock, over a 30-month period. In consideration for entering into the 2017 Aspire Purchase Agreement, we issued to Aspire Capital 13,732 shares of our common stock with an aggregate dollar value equal to $97,500.

Under the 2017 Aspire Purchase Agreement, on any trading day we select, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 10,000 shares of our common stock per trading day (which may be increased by as much as an additional 200,000 shares per trading day by mutual agreement), up to an aggregate of $6.5 million of our common stock, at a per share price (the “Purchase Price”) equal to the lesser of:

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

In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount equal to 10,000 shares and our stock price is not less than $2.50 per share, we may also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by us. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the 2017 Aspire Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that we may not effect any sales under the 2017 Aspire Purchase Agreement on any date where the closing sale price of our common stock is less than $2.50. There are no trading volume requirements or restrictions under the 2017 Aspire Purchase Agreement, and we control the timing and amount of sales of our common stock to Aspire Capital.

The 2017 Aspire Purchase Agreement provides that the number of shares that may be sold pursuant to Aspire Capital will be limited to 284,242 (the “Exchange Cap”), which represents 19.99% of our outstanding shares of common stock as of May 2, 2017, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the 2017 Aspire Purchase Agreement is equal to or greater than $6.80, which was the consolidated closing bid price of our common stock on May 4, 2017. We are not required or permitted to issue any shares of common stock under the 2017 Aspire Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Capital Market.

We expect to use the Aspire facility to complement, rather than replace, other financing that may be required during the next twelve months to continue our operations and support our capital needs.

October 2016 Public Offering

On October 31, 2016, we closed a public offering of 212,766 shares of our common stock at a price to the public of $23.50 per share, for net proceeds of approximately $4.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration Number 333-213087).

October 2017 Public Offering

On October 3, 2017, we closed a public offering of (i) 3,455,000 Class A Units consisting of 3,455,000 shares of our common stock and warrants to purchase 3,455,000 shares of our common stock, at a public offering price of $4.00 per unit, and (ii) 9,180 Class B Units consisting of 9,180 shares of our Series A Convertible Preferred stock, with a stated value of $1,000, and convertible into an aggregate of 2,295,000 shares of our common stock, and warrants to purchase 2,295,000 shares of our common stock, at a public offering price of $1,000 per unit. We received approximately $21.0 million in net proceeds from this offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration Number 333-219147).

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

●

the willingness of the European Medicines Agency or other regulatory agencies outside the United States to accept our Phase 2b/3 and any Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments from those disclosed in our 2017 Annual Report.

Off-Balance Sheet Arrangements

Through March 31, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on their evaluation, we believe that our disclosure controls and procedures as of March 31, 2018 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal matters arising in the normal course of business. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

ITEM 1A. RISK FACTORS.

The risks described in Item 1A. Risk Factors of our 2017 Annual Report filed with the SEC on March 19, 2018 could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2017 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Except as set forth below, there are no material changes from the disclosure provided in the Annual Report with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

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

On June 7, 2017, we received a notice from Nasdaq that, because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

On November 2, 2017, our board of directors approved a reverse stock split of our outstanding shares of common stock at a ratio within a range of 1-for-8 to 1-for-15, to be determined by the board of directors at a later date, and subject to stockholder approval. At a special meeting of stockholders held on December 20, 2017, our stockholders approved the reverse stock split within a range of 1-for-8 to 1-for-15. On March 1, 2018, our board of directors approved a 1-for-10 reverse stock split, with an anticipated effective date of on or before March 23, 2018. On May 23, 2018, we effected a 1-for-10 reverse stock split in order to regain compliance with the minimum bid price requirement. On April 9, 2018, after 10 consecutive days of trading, we received notification from the Nasdaq Stock Market indicating that we had regained compliance. However, there can be no assurance that the closing bid price of our common stock will not fall below the minimum bid price requirement again.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

4.1	Specimen Stock Certificate of Ritter Pharmaceuticals, Inc.	8-K	001-37428	4.1	3/22/2018

4.2	First Amendment to Warrant Agency Agreement, dated May 1, 2018, by and between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer	8-K	001-37428	4.1	5/7/2018

10.1	Amended and Restated Master Services Agreement, dated May 1, 2018, by and between Ritter Pharmaceuticals, Inc. and Medpace, Inc.	8-K	001-37428	10.1	5/7/2018

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

May 14, 2018	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Michael D. Step
	Name:	Michael D. Step
	Title:	Chief Executive Officer

