Form 10-Q
period 2018-06-30
RITTER PHARMACEUTICALS INC
filed 2018-08-14
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Large Accelerated Filer	[ ]		Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	(Do not check if smaller reporting company)	Smaller Reporting Company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 10, 2018, there were 5,534,639 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,254,455	$22,631,971
Prepaid expenses	538,537	167,400
Total current assets	16,792,992	22,799,371
Other assets	10,326	10,326
Property and equipment, net	23,087	23,873
Total Assets	$16,826,405	$22,833,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,361,268	$2,237,579
Accrued expenses	534,222	454,252
Other liabilities	14,850	15,757
Total current liabilities	1,910,340	2,707,588

Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 7,560 and 9,140 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	4,241,983	5,128,536
Common stock, $0.001 par value; 225,000,000 shares authorized, 5,334,639 and 4,940,652 shares issued and outstanding as of as of June 30, 2018 and December 31, 2017, respectively	5,335	4,941
Additional paid-in capital	69,597,523	68,323,939
Accumulated deficit	(58,928,776)	(53,331,434)
Total stockholders’ equity	14,916,065	20,125,982
Total Liabilities and Stockholders’ Equity	$16,826,405	$22,833,570

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating costs and expenses:
Research and development	$1,871,242	$774,476	$2,720,925	$1,206,630
Patent costs	48,263	50,661	111,351	128,363
General and administrative	1,686,903	1,144,220	2,812,794	2,315,545
Total operating costs and expenses	3,606,408	1,969,357	5,645,070	3,650,538

Operating loss	(3,606,408)	(1,969,357)	(5,645,070)	(3,650,538)

Other income:
Interest income	21,756	6,333	47,728	14,279
Total other income	21,756	6,333	47,728	14,279
Net loss	$(3,584,652)	$(1,963,024)	$(5,597,342)	$(3,636,259)

Net loss per common share – basic and diluted	$(0.71)	$(1.41)	$(1.12)	$(2.84)

Weighted average common shares outstanding – basic and diluted	5,064,805	1,395,330	5,005,116	1,278,625

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,597,342)	$(3,636,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,794	2,621
Stock based compensation	390,682	543,161
Settlement of accounts payable	(893,823)	-
Changes in operating assets and liabilities:
Prepaid expenses	(371,137)	(189,651)
Accounts payable	17,512	195,564
Accrued expenses	79,970	(547,214)
Other liabilities	(908)	794
Net cash used in operating activities	(6,372,252)	(3,630,984)

Cash flows from investing activities
Purchase of property and equipment	(2,008)	-
Net cash used in investing activities	(2,008)	-

Cash flows from financing activities
Proceeds from the issuance of shares from common stock purchase agreement	-	2,000,000
Payout to shareholders for fractional shares	(3,256)	-
Net cash provided by (used in) financing activities	(3,256)	2,000,000

Net decrease in cash and cash equivalents	(6,377,516)	(1,630,984)

Cash and cash equivalents at beginning of period	22,631,971	7,046,282
Cash and cash equivalents at end of period	$16,254,455	$5,415,298

Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	$886,553	$-
Shares issued as a commitment fee	$-	$93,380
Cash paid for taxes	$-	$800

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

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. Its lead product, RP-G28, has the potential to become the first FDA-approved treatment for lactose intolerance, a condition that affects millions worldwide. RP-G28 has been studied in Phase 2 trials and is now in Phase 3 clinical development. The Company is further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including: gastrointestinal diseases, immuno-oncology, metabolic, and liver disease.

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

The condensed balance sheet at December 31, 2017 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 19, 2018 (the “2017 Annual Report”) but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other period. The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2017 Annual Report.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split of the Company’s common stock effected on March 23, 2018.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. For the six months ended June 30, 2018, the Company had a net loss of approximately $6.0 million and had net cash used in operating activities of approximately $6.4 million. At June 30, 2018, the Company had working capital of approximately $14.9 million, an accumulated deficit of approximately $58.9 million, and cash and cash equivalents of approximately $16.3 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the six months ended June 30, 2018, as compared with the significant accounting policies described in the Company’s 2017 Annual Report.

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

Cash and Cash Equivalents

Cash consists of amounts held in financial institutions and consists of immediately available fund balances. The funds are maintained at stable financial institutions, generally at amounts in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Equity-linked Financial Instruments

The Company classifies outstanding common stock warrants with down-round features as equity if the instrument would otherwise be classified in equity absent the down-round feature. The Company will recognize the value of a down-round feature when it is triggered and the warrant’s strike price has been adjusted downward, as a dividend and reduction of income available to common stockholders in computing basic earnings per share.

Net Loss Per Share

The Company determines basic net loss per share and diluted net loss per share in accordance with the provisions of ASC 260, “Earnings per Share.” Basic net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Stock Plan (described in Note 8), Series A Convertible Preferred Stock (described in Note 6) and warrants on the Company’s common stock (described in Notes 6 and 7) were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

Recent Accounting Pronouncements

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and is effective for the Company for the year ending December 31, 2018. The Company adopted ASU 2016-15 on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

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

Other accounting standard updates effective after June 30, 2018 are not expected to have a material effect on the Company’s financial statements.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	June 30,2018	December 31, 2017
Computers and equipment	5 years	$15,589	$13,582
Furniture and fixtures	7 years	19,158	19,158
Total property and equipment		34,747	32,740
Accumulated depreciation		(11,660)	(8,867)
Total property and equipment, net		$23,087	$23,873

Depreciation expense of approximately $1,300 was recognized for each of the three months ended June 30, 2018 and 2017 and approximately $2,800 was recognized for the six months ended June 30, 2018 and 2017 and classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Master Services Agreement

On December 30, 2015, the Company entered into a Master Service Agreement with a clinical research organization, with an effective date of December 29, 2015. During the six months ended June 30, 2018, the Company settled a balance with this clinical research organization resulting in a $894,000 decrease in accounts payable and a reduction in research and development expense under the Master Service Agreement.

On May 1, 2018, the Company entered into an Amended and Restated Master Services Agreement (“Service Agreement”) with a different clinical research organization (“CRO”), pursuant to which the CRO will perform certain services related to the management and execution of certain clinical trials involving the Company’s lead product candidate, RP-G28. The Services Agreement supersedes the Master Service Agreement, dated August 30, 2016, by and between the Company and the CRO. The precise services to be performed by the CRO under the Services Agreement will be mutually agreed upon by the parties in writing and set forth in one or more task orders. The Company is not obligated to purchase any minimum or specific volume or dollar amount of services under the Services Agreement.

The term of the Services Agreement is four years from the Effective Date unless earlier terminated. The Company may terminate the Services Agreement or any task without cause immediately upon giving the CRO notice of such termination. The CRO may terminate a task order if the Company has materially defaulted on its obligations under the Services Agreement or any task order and has not cured such material default with advance notice to the Company, as described in the Services Agreement.

Clinical Supply and Cooperation Agreement

Effective July 24, 2015, the Company entered into an amended Clinical Supply and Cooperation Agreement (the “Amended Supply Agreement”) with a contract manufacturer (“Manufacturer”) of active pharmaceutical ingredients and one of its affiliates. The Amended Supply Agreement amends certain terms of the Clinical Supply and Cooperation Agreement, dated December 16, 2009, amended on September 25, 2010.

Under the Existing Supply Agreement, the Manufacturer granted the Company an exclusive worldwide option in a specified field and territory to assignment of all right, title and interest to a purified galacto-oligosaccharides product (“Improved GOS”), the composition of matter of the Improved GOS and any information relating to the Improved GOS, including certain specified technical information and other intellectual property rights (the “Improved GOS IP”). Pursuant to the amended terms, the Company could exercise the option by paying the Manufacturer $800,000 within ten days after the effective date of the Amended Supply Agreement. The Company exercised this option on July 30, 2015 and the Manufacturer transferred the Improved GOS IP to the Company. Under the terms of the Amended Supply Agreement, if a further option payment of $1 million due in the future is not made, the Company may be required to return the Improved GOS IP to the Manufacturer.

The Amended Supply Agreement also provides that the Company must pay the Manufacturer $400,000 within 10 days following FDA approval of a new drug application for the first product owned or controlled by the Company using Improved GOS as its active pharmaceutical ingredient.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Separation Agreement and Consulting Agreement with Michael D. Step

On June 26, 2018, the board of directors of the Company appointed Andrew J. Ritter as the Company’s new Chief Executive Officer, effective June 27, 2018, to succeed Michael D. Step, who resigned effective June 27, 2018, as part of a planned transition. Mr. Step will remain on the Company’s board of directors and serve as a consultant for the Company.

In connection with his resignation as Chief Executive Officer, on June 30, 2018 (the “Separation Agreement Effective Date”), the Company and Mr. Step entered into an Agreement and General Release (the “Separation Agreement”) and a Consulting Agreement (the “Consulting Agreement”).

Under the terms of the Separation Agreement, the Company will pay Mr. Step $300,000 within 60 days of the Separation Agreement Effective Date, in exchange for his execution of a general release. The Separation Agreement also provides for COBRA continuation coverage under the Company’s medical insurance plan for 12 months and clarifies that all stock options held by Mr. Step will continue to vest in accordance with their terms for so long as Mr. Step continues to serve as a consultant to, director of and/or service provider to the Company.

Pursuant to the terms of the Consulting Agreement, Mr. Step has agreed to provide consulting services to the Company from time to time, as requested by the Company, for an initial term of 12 months, which may be extended upon the mutual agreement of the parties in writing. Under the terms of the Consulting Agreement, Mr. Step will be paid $11,250 per month for his services and will be reimbursed for his actual expenses. Mr. Step may terminate the Consulting Agreement for any reason by giving the Company at least 14 days’ prior written notice.

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

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $29,000 for the three months ended June 30, 2018 and 2017, and $58,000 for the six months ended June 30, 2018 and 2017 and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

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

As of June 30, 2018, the Company had 5,334,639 shares of common stock and 7,560 shares of Series A convertible preferred stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Each share of Series A preferred stock is convertible by the holder into 250 shares of common stock at a conversion price of $4.00 per share; subject to adjustment for stock splits, stock dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. Holders are entitled to receive, and the Company shall pay, dividends on outstanding shares of Series A preferred stock, on an as-if-converted-to-common-stock basis, equal to and in the same form as dividends actually paid on outstanding common shares when, as and if such dividends are paid on outstanding common shares. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A preferred stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series A preferred stock were fully converted to common stock, which amounts shall be paid pari passu with all common shareholders. Holders of Series A preferred stock have no voting rights. However, as long as any shares of Series A preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock or alter or amend the applicable Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A preferred stock, (c) increase the number of authorized shares of Series A preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Aspire Capital Financing Arrangement

On December 18, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $10.0 million of the Company’s shares of common stock over the approximate 30-month term of the 2015 Aspire Purchase Agreement. As of June 30, 2018, the Company had issued an aggregate of 457,770 shares of its common stock to Aspire Capital under the 2015 Aspire Purchase Agreement for approximate aggregate proceeds of $5.0 million.

On May 4, 2017, the Company terminated the 2015 Aspire Purchase Agreement and entered into a new common stock purchase agreement with Aspire Capital (the “2017 Aspire Purchase Agreement”), which provides that upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $6.5 million shares of the Company’s common stock over the 30-month term of the 2017 Aspire Purchase Agreement. On any trading day on which the closing sale price of the Company’s common stock exceeds $2.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 10,000 shares of the Company’s common stock per trading day, for up to $6.5 million of the Company’s common stock in the aggregate at a per share price, calculated by reference to the prevailing market price of the Company’s common stock (as provided in the 2017 Aspire Purchase Agreement); provided, however, that (subject to limited exceptions) the total number of shares that may be sold pursuant to the 2017 Aspire Purchase Agreement will be limited to 284,242 shares, which represents 19.99% of our outstanding shares of common stock as of May 2, 2017, unless stockholder approval or an exception pursuant to the rules of Nasdaq is obtained to issue more than 19.99% of our outstanding shares as of May 2, 2017.

As a condition to the 2017 Aspire Purchase Agreement, the Company issued 13,732 shares of its common stock to Aspire Capital as a commitment fee. As of June 30, 2018, no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement.

October 2016 Public Offering

On October 31, 2016, the Company closed a public offering, selling 212,766 shares of the Company’s common stock at a price to the public of $23.50 per share, for aggregate gross proceeds to the Company of approximately $5.0 million. The Company paid to the underwriters underwriting discounts and commissions of approximately $0.4 million in connection with the offering, and approximately $0.2 million in other expenses in connection with the offering.

This offering was made pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on August 23, 2016. The shelf registration statement allows the Company to issue, from time to time at prices and on terms to be determined at or prior to the time of an offering, up to $150,000,000 of any combination of an indeterminate number of shares of common stock, an indeterminate number of shares of preferred stock, an indeterminate principal amount of debt securities, an indeterminate number of warrants, rights and purchase contracts to purchase common stock or debt securities, and an indeterminate number of units, subject to certain limitations for so long as the Company’s public float is less than $75 million. If any debt securities are issued at an original issue discount, then the offering price of such debt securities shall be in such greater principal amount as shall result in an aggregate offering price not to exceed $150,000,000, less the aggregate dollar amount of all securities previously issued hereunder (subject to the limitations referenced above). The securities registered also include such indeterminate number of shares of common stock and preferred stock that may be issued upon conversion or exchange of convertible or exchangeable securities being registered or pursuant to the anti-dilution provisions of any such securities.

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

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The proceeds received in the October 2017 Public Offering were allocated to each instrument on a relative fair value basis. Total proceeds of $23.0 million were allocated as follows: $10.1 million to warrants issued, $7.8 million of Common Stock, and $5.1 million to Series A convertible preferred stock. The allocation resulted in an effective conversion price for the Series A preferred stock that was below the quoted market price of the Company’s common stock on the closing date. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the closing date, resulting in a deemed dividend for the Series A convertible preferred stock of approximately $3.1 million recognized on the closing date.

In the six-month period ended June 30, 2018, holders of 1,580 shares of Series A convertible preferred stock converted into an aggregate of 395,000 shares of common stock at the stated conversion price of $4.00 per share.

NOTE 7 - WARRANTS

Warrants to purchase an aggregate of 6,105,332 shares of the Company’s common stock were outstanding at June 30, 2018. These warrants are all vested and exercisable, have exercise prices ranging from $4.40 to $93.00 per share, with a weighted average exercise price of $5.20, and expire at various dates through October 2022.

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

On September 15, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 2,585,871 shares of common stock. As of June 30, 2018, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 2,750,000 and 2,697,950 shares were available for issuance as of June 30, 2018.

RITTER PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following represents a summary of the options granted to employees and non-employees that are outstanding at June 30, 2018 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	254,171	$47.43	$-	7.3
Granted	456,718	$3.16	$-	9.5
Exercised/ Expired/ Forfeited	(14,204)	$4.71	$-	-
Outstanding at June 30, 2018	696,685	$19.28	$-	8.7
Exercisable at June 30, 2018	223,228	$56.75	$-	6.9

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (adjusted for 1-for-10 reverse stock split):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock-price volatility	46.47% - 50.34%	53.68% - 53.90%	46.47% - 53.11%	53.68% - 55.4%
Risk-free interest rate	2.75% - 3.02%	1.98% - 2.37%	2.46% - 3.02%	1.94% - 2.40%
Expected average term of options	5 - 7	10	5 - 7	10
Stock price	$2.73 - $3.32	$5.50 - $10.80	$2.73 - $3.40	$5.50 - $34.00

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $178,000 and $249,000 for the three months ended June 30, 2018 and 2017, respectively, and $391,000 and $543,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $782,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.8 years.

No stock options were exercised during the three and six months ended June 30, 2018 and 2017.

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

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. Our lead product, RP-G28, has the potential to become the first FDA-approved treatment for lactose intolerance, a condition that affects millions worldwide. RP-G28 has been studied in Phase 2 trials and is now in Phase 3 clinical development. We are further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including: gastrointestinal diseases, immuno-oncology, metabolic, and liver disease.

Our first novel microbiome modulator, RP-G28, an orally administered, high purity galacto-oligosaccharide, is currently under development for the treatment of lactose intolerance. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the Food and Drug Administration (“FDA”) for the treatment of lactose intolerance. RP-G28 has been studied in Phase 2a and Phase 2b clinical trials, is currently being studied in a pivotal Phase 3 clinical trial and is a first-in-class compound.

On March 28, 2017, we announced top-line results from our Phase 2b clinical trial of RP-G28 for the treatment of lactose intolerance. The Phase 2b trial was a double-blind, placebo-controlled, three-arm, multi-center study evaluating safety, efficacy and tolerability of two dosing regimens of RP-G28 in patients with lactose intolerance. Enrollment was initiated in March 2016 and the last patient completed dosing in October 2016. The study aimed to evaluate a patient’s ability to consume dairy foods post-treatment with improved tolerance and reduced digestive symptoms. A total of 377 subjects were randomized in the trial with 18 clinical sites participating throughout the United States. Patients underwent a screening period and a 30-day treatment period, followed by a 30-day post-treatment “real world” observation of milk and dairy product consumption period.

A subset of subjects enrolled into a 12-month extension study to evaluate long-term durability of treatment. The extension study also evaluated each participant’s microbiome, expanding knowledge of the effects that RP-G28 may have on adapting the gut microbiota in a beneficial manner. We completed this study in the fourth quarter of 2017.

We held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products in March 2017, prior to the unblinding of our Phase 2b data, to discuss our development plans and Phase 2b clinical trial. The focus of the meeting was to obtain the FDA’s feedback on our Phase 2b clinical trial, including our statistical analysis plan, prior to unblinding any data.

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

We have incorporated much of this guidance into our Phase 3 program. Our current Phase 3 clinical program will consist of two confirmatory clinical trials of similar trial design as our Phase 2b clinical trial. The first Phase 3 clinical trial was initiated in the second quarter of 2018.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception.

Financial Operations Overview

We have incurred net losses in each year since our inception, including net losses of approximately $6.0 million for the six months ended June 30, 2018. We had an accumulated deficit of approximately $59.3 million as of June 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, patent costs, stock-based compensation, and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	complete the development of our lead product candidate, RP-G28;

●	seek to obtain regulatory approvals for RP-G28;

●	outsource the commercial manufacturing of RP-G28 for any indications for which we receive regulatory approval;

●	contract with third parties to develop our commercial strategies and for the sales, marketing and distribution of RP-G28 for any indications for which we receive regulatory approval;

●	maintain, expand and protect our intellectual property portfolio;

●	continue our research and development efforts; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

From inception through June 30, 2018, we have incurred approximately $25.2 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for lactose intolerance and other indications, subject to the availability of additional funding.

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

These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models consider various assumptions, including volatility factors, current market prices and contractual prices for the underlying financial instruments. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 - Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable

The carrying amounts reported in the balance sheet for cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and the notes payable approximate the fair values due to the short-term nature of the instruments.

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

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make accrued expense adjustments, if necessary. The significant estimates in our accrued research and development expenses include fees due to service providers.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$1,871,242	$774,476	$1,096,766	142%
Patent costs	48,263	50,661	(2,398)	(5%)
General and administrative	1,686,903	1,144,220	542,683	47%
Total operating costs and expenses	3,606,408	1,969,357	1,637,051	83%

Operating loss	(3,606,408)	(1,969,357)	(1,637,051)	83%

Other income:
Interest income	21,756	6,333	15,423	244%
Total other income	21,756	6,333	15,423	244%
Net Loss	$(3,584,652)	$(1,963,024)	$(1,621,628)	83%

Research and Development Expenses

Research and development expenses increased by approximately $1.1 million, or 142%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The primary reason for this increase is due to the costs associated with preparation of our Phase 3 clinical trial, including manufacturing costs. Research and development expenses during the three months ended June 30, 2017 primarily reflect extension study costs and continued Phase 3 program analysis costs.

Patent Costs

Patent costs during the three months ended June 30, 2018 were relatively consistent as compared to the same period in 2017. Patent costs relate to our maintenance of patent rights and the prosecution of patents, the new patent applications and our preparation to file national phase applications in certain foreign countries. During the three months ended June 30, 2018, there were no patents issued.

General and Administrative Expenses

General and administrative expenses increased approximately $543,000, or 47%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to increased personnel costs due to hiring and one-time employee separation payments and an increase in professional fees, offset by a decrease in stock-based compensation. Approximately $178,000 in stock-based compensation expense was recognized during the three months ended June 30, 2018, as compared to approximately $249,000 during the same period in 2017.

Other Income

Other income increased by approximately $15,000, or 244%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, due to interest income on higher average cash balance in the three months ended June 30, 2018 as compared to the comparative period ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	For the Six Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$2,720,925	$1,206,630	$1,514,295	125%
Patent costs	111,351	128,363	(17,012)	(13%)
General and administrative	2,812,794	2,315,545	497,249	21%
Total operating costs and expenses	5,645,070	3,650,538	1,994,532	55%

Operating loss	(5,645,070)	(3,650,538)	(1,994,532)	55%

Other income:
Interest income	47,728	14,279	33,449	234%
Total other income	47,728	14,279	33,449	234%
Net Loss	$(5,597,342)	$(3,636,259)	$(1,961,083)	54%

Research and Development Expenses

Research and development expenses increased by approximately $1.5 million, or 125%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The primary reason for this increase is due to costs associated with the preparation of our Phase 3 clinical trial, including manufacturing costs. Research and development expenses during the six months ended June 30, 2017 primarily reflect extension study costs and continued Phase 3 program development related costs.

Patent Costs

The approximate $17,000, or 13%, decrease in patent costs during the six months ended June 30, 2018 as compared to the same period in 2017 was mainly due to the reduction in costs related to our maintenance of patent rights and the prosecution of patents. In addition, the costs associated with the new patent applications and our preparation to file national phase applications in certain foreign countries were absent in the six months ended during the six months ended June 30, 2017. During the six months ended June 30, 2018, there were no patents issued.

General and Administrative Expenses

General and administrative expenses increased by approximately $497,000, or 21%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to increased personnel costs due to hiring and one-time employee separation payments and an increase in professional fees, offset by a decrease in stock-based compensation. Approximately $391,000 in stock-based compensation expense was recognized during the six months ended June 30, 2018, as compared to approximately $543,000 during the same period in 2017.

Other Income

Other income increased by approximately $34,000, or 238%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, due to increased interest income on higher average cash balance in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of June 30, 2018, we had an accumulated deficit of approximately $58.9 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At June 30, 2018, we had working capital of approximately $14.9 million, and cash of approximately $16.3 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(6,372,252)	$(3,630,984)
Investing activities	(2,008)	-
Financing activities	(3,256)	2,000,000
Net decrease in cash and cash equivalents	$(6,377,516)	$(1,630,984)

Operating Activities

During the six months ended June 30, 2018, net cash used in operating activities of approximately $6.4 million primarily reflects our net loss for the period of approximately $6.0 million and a decrease of non-cash adjustment of approximately $894,000 relating to a accounts payable settlement, offset by non-cash charges of approximately $391,000 for stock-based compensation expense and changes in our working capital accounts, mainly consisting of an approximate $80,000 increase in accrued expenses.

Net cash used in operating activities of approximately $3.6 million during the six months ended June 30, 2017 primarily reflects our net loss for the period of approximately $3.6 million, offset by non-cash charges of approximately $543,000 for stock-based compensation expense and changes in our working capital accounts, mainly consisting of decreases in accounts payable and accrued expenses of approximately $190,000 and $547,000, respectively.

Investing Activities

Net cash used in investing activities of approximately $2,000 during the six months ended June 30, 2018 related to the purchase of office furniture and equipment.

No cash was used in investing activities for the six months ended June 30, 2017.

Financing Activities

Net cash used in financing activities of $3,256 during the six months ended June 30, 2018 related to the payout of fractional shares to stockholders relating to the reverse stock split.

Net cash provided by financing activities of approximately $2.0 million during the six months ended June 30, 2017 resulted from proceeds received from the sale of common shares to Aspire Capital, LLC (“Aspire Capital”) pursuant to the Company’s 2015 Common Stock Purchase Agreement with Aspire Capital (the “2015 Common Stock Purchase Agreement”). There were no sales of common shares under the 2015 Common Stock Purchase Agreement during the six months ended June 30, 2018

Sources of Liquidity

Aspire Capital Financing Arrangement

On May 4, 2017, we entered into a common stock purchase agreement (the “2017 Aspire Purchase Agreement”) with Aspire Capital. The 2017 Aspire Purchase Agreement provides access to us of up to an aggregate of $6.5 million through the sale of shares of our common stock, over a 30-month period (subject to limitation described below). In consideration for entering into the 2017 Aspire Purchase Agreement, we issued to Aspire Capital 13,732 shares of our common stock with an aggregate dollar value equal to $97,500 (the “Commitment Shares”).

Under the 2017 Aspire Purchase Agreement, on any trading day on which the closing price of the Company’s common stock exceeds $2.50 per share, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 10,000 shares of our common stock per trading day (which may be increased by as much as an additional 200,000 shares per trading day by mutual agreement), up to an aggregate of $6.5 million of our common stock (subject to limitation described below), at a per share price (the “Purchase Price”) equal to the lesser of:

●	the lowest sale price of our common stock on the sale date; or

●	the arithmetic average of the three lowest closing sale prices for our common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date.

The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $50,000, unless otherwise mutually agreed.

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

The 2017 Aspire Purchase Agreement provides that the number of shares that may be sold to Aspire Capital (including the Commitment Shares) will be limited to 284,242 shares (the “Exchange Cap”), which represents 19.99% of our outstanding shares of common stock as of May 2, 2017, unless stockholder approval or an exception pursuant to the rules of Nasdaq is obtained to issue more than 19.99% of our outstanding shares as of May 2, 2017. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the 2017 Aspire Purchase Agreement is equal to or greater than $6.80, which was the consolidated closing bid price of our common stock on May 4, 2017. We are not required or permitted to issue any shares of common stock under the 2017 Aspire Purchase Agreement if such issuance would breach our obligations under the rules or regulations of Nasdaq.

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

October 2017 Public Offering

On October 3, 2017, we closed a public offering of (i) 3,455,000 Class A Units consisting of 3,455,000 shares of our common stock and warrants to purchase 3,455,000 shares of our common stock, at a public offering price of $4.00 per unit, and (ii) 9,180 Class B Units consisting of 9,180 shares of our Series A Convertible Preferred stock, with a stated value of $1,000, and convertible into an aggregate of 2,295,000 shares of our common stock, and warrants to purchase 2,295,000 shares of our common stock, at a public offering price of $1,000 per unit. We received approximately $21.0 million in net proceeds from this offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The offering was made pursuant to a shelf registration statement on Form S-1 (Registration Number 333-219147).

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

We expect that significant ongoing operating expenditures will be necessary to successfully implement our business plan and develop, manufacture, and market our products. Based on our current operating plan, our existing cash and cash equivalents, together with interest, may not be sufficient to fund our operations for the next twelve months from the date of this filing. Our operations have been and will continue to be dependent upon management’s ability to raise operating capital through a combination of equity offerings (including sales pursuant to the 2017 Aspire Purchase Agreement), debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations and Commitments

Other than as disclosed in Note 5- Commitment and Contingencies of our unaudited financial statements included in the Quarterly Report, there have been no material changes to our contractual obligations and commitments from those disclosed in our 2017 Annual Report.

Off-Balance Sheet Arrangements

Through June 30, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report.

Based on their evaluation, we believe that our disclosure controls and procedures as of June 30, 2018 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have completed a Phase 2a clinical trial and a Phase 2b clinical trial for RP-G28. In June 2018, we commenced the first pivotal Phase 3 clinical trial of RP-G28.

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

Our current and future operations substantially depend on our Chief Executive Officer and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.

Our business depends and will continue to depend in substantial part on the continued service of Mr. Andrew Ritter, the Company’s Chief Executive Officer. The loss of the services of Mr. Ritter would significantly impede implementation and execution of our business strategy and may result in the failure to reach our goals.

Our future viability and ability to achieve sales and profits will also depend on our ability to attract, train, retain and motivate highly qualified personnel in the diverse areas required for continuing operations. There is a risk that we will be unable to attract, train, retain or motivate qualified personnel, both near term or in the future, and the failure to do so may severely damage its prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.1	Offer Letter with John Beck, dated May 23, 2018	8-K	001-37428	10.1	5/29/2018

4.1	Executive Severance and Change in Control Agreement, dated May 24, 2018, by and between Ritter Pharmaceuticals, Inc. and John Beck	8-K	001-37428	10.2	5/29/2018

4.2	Agreement and General Release, dated June 26, 2018, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	8-K	001-37428	10.1	7/2/2018

10.1	Consulting Agreement, dated June 28, 2018, by and between Ritter Pharmaceuticals, and Michael D. Step	8-K	001-37428	10.2	7/2/2018

10.5	Amended and Restated Offer Letter, dated June 26, 2018, by and between Ritter Pharmaceuticals, Inc and Andrew J. Ritter

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 14, 2018	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Andrew J. Ritter
	Name:	Andrew J. Ritter
	Title:	Chief Executive Officer (Principal Executive Officer)

