Form 10-Q
period 2018-09-30
RITTER PHARMACEUTICALS INC
filed 2018-11-09
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 7, 2018, there were 5,734,639 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,496,576	$22,631,971
Prepaid expenses	465,784	167,400
Total current assets	12,962,360	22,799,371
Other assets	10,326	10,326
Property and equipment, net	21,624	23,873
Total Assets	$12,994,310	$22,833,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,130,479	$2,237,579
Accrued expenses	408,560	454,252
Other liabilities	14,396	15,757
Total current liabilities	2,553,435	2,707,588

Stockholders’ equity
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 5,960 and 9,140 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,344,209	5,128,536
Common stock, $0.001 par value; 225,000,000 shares authorized, 5,734,639 and 4,940,652 shares issued and outstanding as of as of September 30, 2018 and December 31, 2017, respectively	5,735	4,941
Additional paid-in capital	70,665,970	68,323,939
Accumulated deficit	(63,575,039)	(53,331,434)
Total stockholders’ equity	10,440,875	20,125,982
Total Liabilities and Stockholders’ Equity	$12,994,310	$22,833,570

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating costs and expenses:
Research and development	$3,459,681	$915,268	$6,180,607	$2,121,898
Patent costs	59,068	47,431	170,418	175,794
General and administrative	1,144,750	1,052,236	3,957,545	3,367,781
Total operating costs and expenses	4,663,499	2,014,935	10,308,570	5,665,473

Operating loss	(4,663,499)	(2,014,935)	(10,308,570)	(5,665,473)

Other income:
Interest income	17,237	4,083	64,965	18,362
Total other income	17,237	4,083	64,965	18,362
Net loss	$(4,646,262)	$(2,010,852)	$(10,243,605)	$(5,647,111)

Net loss per common share – basic and diluted	$(0.86)	$(0.14)	$(2.00)	$(0.42)

Weighted average common shares outstanding – basic and diluted	5,373,769	14,756,521	5,129,351	13,443,007

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(10,243,605)	$(5,647,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,257	3,936
Stock –based compensation	561,755	746,362
Settlement of accounts payable	(893,823)	–
Changes in operating assets and liabilities:
Prepaid expenses	(298,384)	(103,845)
Accounts payable	786,723	849,002
Accrued expenses	(45,692)	(1,026,157)
Other liabilities	(1,362)	1,191
Net cash used in operating activities	(10,130,131)	(5,176,622)

Cash flows from investing activities
Purchase of property and equipment	(2,008)	–
Net cash used in investing activities	(2,008)	–

Cash flows from financing activities
Proceeds from the issuance of shares from common stock purchase agreement	–	2,000,000
Deferred offering costs	–	(310,786)
Payout to shareholders for fractional shares	(3,256)	–
Net cash provided by (used in) financing activities	(3,256)	1,689,214

Net decrease in cash and cash equivalents	(10,135,395)	(3,487,408)

Cash and cash equivalents at beginning of period	22,631,971	7,046,282
Cash and cash equivalents at end of period	$12,496,576	$3,558,874

Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	$1,784,327	$–
Shares issued as a commitment fee	$–	$93,380
Cash paid for taxes	$–	$800

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

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. Its lead product candidate, RP-G28, has the potential to become the first FDA-approved treatment for lactose intolerance, a condition that affects millions worldwide. RP-G28 has been studied in Phase 2 trials and is now in Phase 3 clinical development with its first Phase 3 study currently underway. The Company is further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including: gastrointestinal, cancer, metabolic, and liver diseases.

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

The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other period. The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2017 Annual Report.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split of the Company’s common stock effected on March 23, 2018.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. For the nine months ended September 30, 2018, the Company had a net loss of approximately $10.2 million and had net cash used in operating activities of approximately $10.1 million. At September 30, 2018, the Company had working capital of approximately $10.4 million, an accumulated deficit of approximately $63.6 million, and cash and cash equivalents of approximately $12.5 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended September 30, 2018, as compared with the significant accounting policies described in the Company’s 2017 Annual Report.

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

Recent Accounting Pronouncements

On August 26, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and is effective for the Company for the year ending December 31, 2018. The Company adopted ASU 2016-15 on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure (“ASU 2018-13”). ASU 2018-13 improves the disclosure requirements on fair value measurements. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact that adopting this guidance will have on its financial statements.

Other accounting standard updates effective after September 30, 2018 are not expected to have a material effect on the Company’s financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	September 30, 2018	December 31, 2017
Computers and equipment	5 years	$15,589	$13,582
Furniture and fixtures	7 years	19,158	19,158
Total property and equipment		34,747	32,740
Accumulated depreciation		(13,123)	(8,867)
Total property and equipment, net		$21,624	$23,873

Depreciation expense of approximately $1,500 and $1,300 was recognized for each of the three months ended September 30, 2018 and 2017, respectively, and approximately $4,300 and $3,900 was recognized for the nine months ended September 30, 2018 and 2017, respectively, and classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Master Services Agreement

On December 30, 2015, the Company entered into a Master Service Agreement with a clinical research organization, with an effective date of December 29, 2015. During the nine months ended September 30, 2018, the Company settled a balance with this clinical research organization resulting in a $894,000 decrease in accounts payable and a reduction in research and development expense under the Master Service Agreement.

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

The term of the Services Agreement is four years from the effective date of the Service Agreement unless earlier terminated. The Company may terminate the Services Agreement or any task without cause immediately upon giving the CRO notice of such termination. The CRO may terminate a task order if the Company has materially defaulted on its obligations under the Services Agreement or any task order and has not cured such material default with advance notice to the Company, as described in the Services Agreement.

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

Rent expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations. Approximately $29,000 of rent expense was recognized for the three months ended September 30, 2018 and 2017, and $88,000 and $86,000 of rent expense was recognized for the nine months ended September 30, 2018 and 2017, respectively.

Legal

From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation. We do not believe that any individual legal claim or proceeding that is currently pending is material to the Company or that these claims and proceedings in the aggregate are material to the Company.

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

As of September 30, 2018, the Company had 5,734,639 shares of common stock and 5,960 shares of Series A convertible preferred stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Each share of Series A preferred stock is convertible by the holder into 250 shares of common stock at a conversion price of $4.00 per share; subject to adjustment for stock splits, stock dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. Holders are entitled to receive, and the Company shall pay, dividends on outstanding shares of Series A preferred stock, on an as-if-converted-to-common-stock basis, equal to and in the same form as dividends actually paid on outstanding common shares when, as and if such dividends are paid on outstanding common shares. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A preferred stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series A preferred stock were fully converted to common stock, which amounts shall be paid pari passu with all common shareholders. Holders of Series A preferred stock have no voting rights. However, as long as any shares of Series A preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock or alter or amend the applicable Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A preferred stock, (c) increase the number of authorized shares of Series A preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

Aspire Capital Financing Arrangement

On May 4, 2017, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) (the “2017 Aspire Purchase Agreement”), which provides that upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $6.5 million shares of the Company’s common stock over the 30-month term of the 2017 Aspire Purchase Agreement. On any trading day on which the closing sale price of the Company’s common stock exceeds $2.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 10,000 shares of the Company’s common stock per trading day, for up to $6.5 million of the Company’s common stock in the aggregate at a per share price, calculated by reference to the prevailing market price of the Company’s common stock (as provided in the 2017 Aspire Purchase Agreement); provided, however, that (subject to limited exceptions) the total number of shares that may be sold pursuant to the 2017 Aspire Purchase Agreement will be limited to 284,242 shares, which represents 19.99% of our outstanding shares of common stock as of May 2, 2017, unless stockholder approval or an exception pursuant to the rules of Nasdaq is obtained to issue more than 19.99% of our outstanding shares as of May 2, 2017.

As a condition to the 2017 Aspire Purchase Agreement, the Company issued 13,732 shares of its common stock to Aspire Capital as a commitment fee. As of September 30, 2018, no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement.

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

The warrants have an exercise price of $4.40, are exercisable upon issuance and expire five years from the date of issuance. The warrant agreements provide for an adjustment to the number of common shares issuable under the warrants and/or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock; or (c) the Company issues new securities at a price less than the exercise price of the warrants.

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

The Company early adopted the provisions of ASU 2017-11 in recognizing the warrants. As a result, the exercise price reset provisions were excluded from the assessment of whether the warrants are considered indexed to the Company’s own stock. The warrants otherwise meet the requirements for equity classification, and as such were initially classified in Stockholders’ Equity. The Company will recognize the value of the exercise price reset provision if and when it becomes triggered, by recognizing the value of the effect of the exercise price reset as a deemed dividend and a reduction of income available to common shareholders in computing basic earnings per share.

The proceeds received in the October 2017 Public Offering were allocated to each instrument on a relative fair value basis. Total proceeds of $23.0 million were allocated as follows: $10.1 million to warrants issued, $7.8 million to Common Stock, and $5.1 million to Series A convertible preferred stock. The allocation resulted in an effective conversion price for the Series A preferred stock that was below the quoted market price of the Company’s common stock on the closing date. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the closing date, resulting in a deemed dividend for the Series A convertible preferred stock of approximately $3.1 million recognized on the closing date.

In the nine-month period ended September 30, 2018, holders of 3,180 shares of Series A convertible preferred stock converted their shares of preferred stock into an aggregate of 795,000 shares of common stock at the stated conversion price of $4.00 per share.

NOTE 7 - WARRANTS

Warrants to purchase an aggregate of 6,105,332 shares of the Company’s common stock were outstanding at September 30, 2018. These warrants are all vested and exercisable, have exercise prices ranging from $4.40 to $93.00 per share, with a weighted average exercise price of $5.20, and expire at various dates through October 2022.

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

On September 15, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 2,585,871 shares of common stock. As of September 30, 2018, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 2,750,000 and 2,697,950 shares were available for issuance as of September 30, 2018.

The following represents a summary of the options granted to employees and non-employees that are outstanding at September 30, 2018 and changes during the nine-month period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	254,171	$47.43	$–	7.3
Granted	456,718	$3.16	$–	9.3
Exercised/ Expired/ Forfeited	(14,504)	$4.69	$–	–
Outstanding at September 30, 2018	696,385	$19.29	$–	8.5
Exercisable at September 30, 2018	258,523	$53.07	$–	6.9

The exercise price for an option issued under the Plans is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans will vest as determined by the Board of Directors but will not exceed a ten-year period. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2018 was $0.90.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (adjusted for 1-for-10 reverse stock split):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock-price volatility	48.89% – 50.22%	53.08% – 53.68%	46.47% – 53.11%	53.08% – 53.90%
Risk-free interest rate	2.78% – 3.07%	1.89% – 2.29%	2.46% – 3.07%	1.98% – 2.37%
Expected average term of options	7 – 10	10	5 – 10	10
Stock price	$1.85 – $2.22	$3.50 – $6.50	$1.85 – $3.40	$3.50 – $10.80

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $171,000 and $203,000 for the three months ended September 30, 2018 and 2017, respectively, and $562,000 and $746,000 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was approximately $613,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.7 years.

No stock options were exercised during the three and nine months ended September 30, 2018 and 2017.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 5, 2018, the Company closed a private placement (“PIPE financing”) with certain institutional investors, a key vendor and a member of its board of directors. Gross proceeds from the PIPE financing were approximately $6.0 million, before deducting placement agent fees and other offering expenses. The securities sold by the Company consisted of 6,000 shares of a newly designated class of Series B convertible preferred stock of the Company, with a stated value of $1,000 per share and an initial conversion price per share of $1.30 (subject to customary adjustment for stock dividends and stock splits). In addition, each investor received a warrant to purchase a number of shares of common stock equal to one half the number of shares of common stock into which their Series B convertible preferred stock is initially convertible. The warrants are exercisable immediately for a five-year period and have an exercise price of $1.30 per share (subject to customary adjustment for stock dividends and stock splits). Certain investors in the PIPE financing who at the time of closing of the PIPE financing owned shares of the Company’s Series A convertible preferred stock, exchanged, on a 1 for 1 share basis, their shares of Series A convertible preferred stock for shares of a newly designated class of Series C convertible preferred stock of the Company, with a stated value of $1,000 per share and convertible into shares of the Company’s common stock at an initial conversion price per share of $1.64 (subject to customary adjustment for stock dividends and stock splits).

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

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. Our lead product candidate, RP-G28, has the potential to become the first drug approved by the Food and Drug Administration (“FDA”) for the treatment of lactose intolerance, a condition that affects millions worldwide. RP-G28 has been studied in Phase 2 clinical trials and is now in Phase 3 clinical development with its first Phase 3 study currently underway. We are further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including: gastrointestinal cancer, metabolic, and liver diseases.

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

Our current Phase 3 clinical program includes two confirmatory clinical trials of similar trial design as our Phase 2b clinical trial. The first Phase 3 clinical trial was initiated in the second quarter of 2018.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception.

Financial Operations Overview

We have incurred net losses in each year since our inception, including net losses of approximately $10.2 million for the nine months ended September 30, 2018. We had an accumulated deficit of approximately $63.6 million as of September 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, patent costs, stock-based compensation, and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	complete the development of our lead product candidate, RP-G28;

●	seek to obtain regulatory approvals for RP-G28;

●	outsource the commercial manufacturing of RP-G28 for any indications for which we receive regulatory approval;

●	contract with third parties to develop our commercial strategies and for the sales, marketing and distribution of RP-G28 for any indications for which we receive regulatory approval;

●	maintain, expand and protect our intellectual property portfolio;

●	continue our research and development efforts; and

●	add operational, financial and management information systems and personnel, including personnel to support our business and product development and commercialization efforts.

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

From inception through September 30, 2018, we have incurred approximately $28.3 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for lactose intolerance and other indications, subject to the availability of additional funding.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$3,459,681	$915,268	$2,544,413	278%
Patent costs	59,068	47,431	11,637	25%
General and administrative	1,144,750	1,052,236	92,514	9%
Total operating costs and expenses	4,663,499	2,014,935	2,648,564	131%

Operating loss	(4,663,499)	(2,014,935)	(2,648,564)	131%

Other income:
Interest income	17,237	4,083	13,154	322%
Total other income	17,237	4,083	13,154	322%
Net Loss	$(4,646,262)	$(2,010,852)	$(2,635,411)	131%

Research and Development Expenses

Research and development expenses increased by approximately $2.5 million, or 278%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The primary reason for this increase is due to the costs associated with the launch and conduct of our Phase 3 clinical trial of RP-G28 in the current period, including manufacturing costs. Research and development expenses during the three months ended September 30, 2017 primarily reflect extension study costs and continued Phase 3 program analysis costs.

Patent Costs

Patent costs during the three months ended September 30, 2018 were relatively consistent as compared to the same period in 2017. Patent costs relate to our maintenance of patent rights and the prosecution of patents, new patent applications and our preparation to file national phase applications in certain foreign countries. During the three months ended September 30, 2018, there were no patents issued.

General and Administrative Expenses

General and administrative expenses increased approximately $93,000, or 9%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to increased insurance expenses, public and investor relations fees and professional fees, offset by a decrease in stock-based compensation. Approximately $171,000 in stock-based compensation expense was recognized during the three months ended September 30, 2018, as compared to approximately $203,000 during the same period in 2017.

Other Income

Other income increased by approximately $13,000, or 322%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, due to interest income on higher average cash balance in the three months ended September 30, 2018 as compared to the comparative period ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	For the Nine Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$6,180,607	$2,121,898	$4,058,709	191%
Patent costs	170,418	175,794	(5,376)	(3%)
General and administrative	3,957,545	3,367,781	589,764	18%
Total operating costs and expenses	10,308,570	5,665,473	4,643,097	82%

Operating loss	(10,308,570)	(5,665,473)	(4,643,097)	82%

Other income:
Interest income	64,965	18,362	46,603	254%
Total other income	64,965	18,362	46,603	254%
Net Loss	$(10,243,605)	$(5,647,111)	$(4,596,494)	81%

Research and Development Expenses

Research and development expenses increased by approximately $4.1 million, or 191%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The primary reason for this increase is due to costs associated with the preparation, launch and conduct of our Phase 3 clinical trial of RP-G28 in the current period, including manufacturing costs. Research and development expenses during the nine months ended September 30, 2017 primarily reflect extension study costs and continued Phase 3 program analysis costs.

Patent Costs

Patent costs during the nine months ended September 30, 2018 were relatively consistent as compared to the same period in 2017. Patent costs relate to our maintenance of patent rights and the prosecution of patents, new patent applications and our preparation to file national phase applications in certain foreign countries. During the nine months ended September 30, 2018, there were no patents issued.

General and Administrative Expenses

General and administrative expenses increased by approximately $590,000, or 18%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increased personnel costs due to hiring and one-time employee separation payments and an increase in professional fees, offset by a decrease in stock-based compensation. Approximately $562,000 in stock-based compensation expense was recognized during the nine months ended September 30, 2018, as compared to approximately $746,000 during the same period in 2017.

Other Income

Other income increased by approximately $47,000, or 254%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, due to increased interest income on higher average cash balance in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of September 30, 2018, we had an accumulated deficit of approximately $63.6 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At September 30, 2018, we had working capital of approximately $10.4 million, and cash of approximately $12.5 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(10,130,131)	$(5,176,622)
Investing activities	(2,008)	–
Financing activities	(3,256)	1,689,214
Net decrease in cash and cash equivalents	$(10,135,395)	$(3,487,408)

Operating Activities

During the nine months ended September 30, 2018, net cash used in operating activities of approximately $10.1 million primarily reflects our net loss for the period of approximately $10.2 million and a non-cash adjustment of approximately $894,000 relating to an accounts payable settlement, offset by non-cash charges of approximately $562,000 for stock-based compensation expense and changes in our working capital accounts, mainly consisting of an increase in accounts payable of $787,000 and a decrease in accrued expenses of $46,000.

Net cash used in operating activities of approximately $5.2 million during the nine months ended September 30, 2017 primarily reflects our net loss for the period of approximately $5.6 million, offset by non-cash charges of approximately $746,000 for stock-based compensation expense and changes in our working capital accounts, mainly consisting of an increase in accounts payable of $849,000 and a decrease in accrued expenses of approximately $1.0 million.

Investing Activities

Net cash used in investing activities of approximately $2,000 during the nine months ended September 30, 2018 related to the purchase of office furniture and equipment.

No cash was used in investing activities for the nine months ended September 30, 2017.

Financing Activities

Net cash used in financing activities of approximately $3,000 during the nine months ended September 30, 2018 related to the payout of fractional shares to stockholders relating to the reverse stock split.

Net cash provided by financing activities of approximately $1.7 million during the nine months ended September 30, 2017 resulted from proceeds received from the sale of common shares to Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to a previous stock purchase agreement with Aspire Capital which was terminated on May 4, 2017, offset by $0.3 million of deferred offering costs.

Sources of Liquidity

Aspire Capital Financing Arrangement

On May 4, 2017, we entered into a common stock purchase agreement (the “2017 Aspire Purchase Agreement”) with Aspire Capital. The 2017 Aspire Purchase Agreement provides us with access of up to an aggregate of $6.5 million through the sale of shares of our common stock, over a 30-month period (subject to limitations described below). In consideration for entering into the 2017 Aspire Purchase Agreement, we issued to Aspire Capital 13,732 shares of our common stock with an aggregate dollar value equal to $97,500 (the “Commitment Shares”).

Under the 2017 Aspire Purchase Agreement, on any trading day on which the closing price of our common stock exceeds $2.50 per share, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 10,000 shares of our common stock per trading day (which may be increased by as much as an additional 200,000 shares per trading day by mutual agreement), up to an aggregate of $6.5 million of our common stock (subject to limitations described below), at a per share price (the “Purchase Price”) equal to the lesser of:

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

As of September 30, 2018, no shares of common stock have been sold to Aspire Capital under the 2017 Aspire Purchase Agreement.

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

November 2018 Private Placement Financing

On November 5, 2018, we closed a private placement (“PIPE financing”) with certain institutional investors, a key vendor and a member of our board of directors. Gross proceeds from the PIPE financing were approximately $6.0 million, before deducting placement agent fees and other offering expenses. The securities that we sold consisted of 6,000 shares of our newly designated class of Series B convertible preferred stock, with a stated value of $1,000 per share and an initial conversion price per share of $1.30 (subject to customary adjustment for stock dividends and stock splits). In addition, each investor received a warrant to purchase a number of shares of common stock equal to one half the number of shares of common stock into which their Series B convertible preferred stock is initially convertible. The warrants are exercisable immediately for a five-year period and have an exercise price of $1.30 per share (subject to customary adjustment for stock dividends and stock splits). Certain investors in the PIPE financing who at the time of closing of the PIPE financing owned shares of our Series A convertible preferred stock, exchanged, on a 1 for 1 share basis, their shares of Series A convertible preferred stock for shares of our newly designated class of Series C convertible preferred stock, with a stated value of $1,000 per share and convertible into shares of the our common stock at an initial conversion price per share of $1.64 (subject to customary adjustment for stock dividends and stock splits).

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

Our future capital requirements will depend on many factors, including:

●	the ability of RP-G28 and any other product candidates that we may develop in the future to progress through clinical development successfully;

●	the outcome, costs and timing of seeking and obtaining FDA approval;

●	the willingness of the European Medicines Agency or other regulatory agencies outside the United States to accept our Phase 2b and any Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with lactose intolerance in patients;

●	our need to expand our research and development activities;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;

●	market acceptance of RP-G28 and any other product candidates that we may develop in the future;

●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the effect of competing technological and market developments;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

Other than as disclosed in Note 5 Commitment and Contingencies of our unaudited financial statements included in the Quarterly Report, there have been no material changes to our contractual obligations and commitments from those disclosed in our 2017 Annual Report.

Off-Balance Sheet Arrangements

Through September 30, 2018, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report.

Based on their evaluation, we believe that our disclosure controls and procedures as of September 30, 2018 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock

3.2	Certificate of Designation of Preferences, Rights and Limitations Series C Convertible Preferred Stock

4.2	Agreement and General Release, dated June 26, 2018, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	8-K	001-37428	10.1	7/2/2018

10.1	Consulting Agreement, dated June 28, 2018, by and between Ritter Pharmaceuticals, and Michael D. Step	8-K	001-37428	10.2	7/2/2018

10.2	Amended and Restated Offer Letter, dated June 26, 2018, by and between Ritter Pharmaceuticals, Inc and Andrew J. Ritter	10-Q	001-37428	10.5	8/14/2018

10.3	Securities Purchase Agreement, by and among Ritter Pharmaceuticals, Inc. and the Purchasers signatory thereto, dated October 30, 2018

10.4	Form of Common Stock Purchase Warrant

10.5	Registration Rights Agreement, by and among Ritter Pharmaceuticals, Inc. and the Purchasers signatory thereto, dated October 30, 2018

10.6	Placement Agency Agreement, by and between Ritter Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners, dated October 30, 2018

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

November 9, 2018	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Andrew J. Ritter
	Name:	Andrew J. Ritter
	Title:	Chief Executive Officer (Principal Executive Officer)

