Form 10-K
period 2018-12-31
RITTER PHARMACEUTICALS INC
filed 2019-04-01
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5.2 million based upon the closing price for shares of the registrant’s common stock of $2.57 as reported by the NASDAQ Capital Market on that date.

As of March 10, 2019, there were 9,042,332 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RITTER PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to obtain additional financing on acceptable terms;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	the success and timing of our preclinical studies and clinical trials;

●	our ability to obtain and maintain regulatory approval of RP-G28 and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	regulatory developments in the United States and other countries;

●	the performance of third-party manufacturers;

●	our ability to develop and commercialize RP-G28 and any other product candidates we may develop;

●	our ability to obtain and maintain intellectual property protection for RP-G28 and any other product candidates that we may develop in the future;

●	the successful development of our sales and marketing capabilities;

●	the potential markets for RP-G28 and any other product candidates we may develop in the future and our ability to serve those markets;

●	the rate and degree of market acceptance of our products, if approved;

●	the success of competing drugs that are or become available; and

●	the loss of key scientific or management personnel.

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

Any forward-looking statement that we make in this Annual Report speaks only as of the date of this report, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report. You should also read carefully the factors described in the “Risk Factors” section of our 2018 Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

PART I

Item 1. Business

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat digestive disorders and gastrointestinal diseases. Our lead product candidate, RP-G28, is an orally administered, high purity galacto-oligosaccharide (“GOS”), currently in Phase 3 clinical development for the treatment of lactose intolerance (“LI”), a condition that affects millions of people worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the Food and Drug Administration (“FDA”) for the treatment of LI. We are further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including gastrointestinal diseases, cancer, metabolic, and liver diseases. We intend to expand our product pipeline and create added value in the future by evaluating RP-G28 in other indications, including orphan indications, developing additional products based on our underlying microbiome-modulating technology, and/or in-licensing complementary products to treat these, or other, conditions.

In November 2011, we completed a Phase 2a clinical trial of our leading product candidate, RP-G28. Positive trends were seen when the entire per protocol study population was analyzed, including some statistically significant subgroup. The combined data demonstrated proof of concept and suggested that RP-G28 administration produced a positive therapeutic effect. RP-G28 was also well tolerated with no significant study-drug related adverse effects.

In October 2016, we completed a Phase 2b multi-center, randomized, double-blind, placebo-controlled, parallel group trial of RP-G28. Topline results of the trial were announced in March 2017. Results showed a clinically meaningful benefit to subjects in the reduction of LI symptoms across a variety of outcome measures. The majority of analyses showed positive outcome measures and the robustness of the data point to a clear drug effect. Treatment patients not only reported meaningful reduced symptoms, but also 30 days after taking the treatment, patients reported adequate relief from LI symptoms and satisfaction with the results of the treatment, with RP-G28 preventing or treating their LI symptoms. Greater milk and dairy product consumption was also reported by patients.

In August 2017, we held an End-of-Phase 2 meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products. The purpose of the meeting was to obtain the FDA’s feedback on our Phase 3 program. We reached general consensus with the FDA on certain elements of our current Phase 3 program and have received clear guidance and recommendations on many necessary components of our Phase 3 program; including the clinical, non-clinical, and chemistry, manufacturing and controls (CMC) requirements needed to support an NDA submission.

In June 2018, we initiated the first pivotal Phase 3 clinical trial of RP-G28. Called “Liberatus”, this study is to determine the efficacy, safety and tolerability of RP-G28 to treat LI when compared to placebo. The study is a multicenter, randomized, double-blind, placebo-controlled, parallel-group study conducted in the United States. The estimated enrollment of the trial will be 525 participants conducted at approximately 28 sites. The protocol design includes a 2-week screening period that includes one week of study drug administration, a randomized 30-day study drug treatment period and a 90-day “real world experience” period to assess study drug response and durability of effect after treatment as patients consume their normal diets including dairy products. The primary endpoint of the study is the mean change in LI symptom composite score 30-days post-treatment compared to baseline. Secondary endpoints are to examine the safety, tolerability and meaningfulness of treatment benefit with RP-G28 and the durability of effect of treatment with RP-G28 on reduction of LI symptoms after real-world lactose exposure. The study will utilize the prior validated symptom assessment measure and patient questionnaires to capture relevant outcomes. In addition, risk-based data review will be used to monitor and assess potential protocol deviations and site quality indicators.

In March 2019, we announced that we had completed enrollment in our Liberatus Phase 3 clinical trial and that data is expected to be publicly released in early fourth quarter of 2019. We expect our Phase 3 clinical program will include two confirmatory clinical trials of similar trial design.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception.

The Gut Microbiome

The human gut is a relatively under-explored ecosystem providing an opportunity for using dietary intervention strategies such as RP-G28 to reduce the impact of digestive disorders and gastrointestinal disease. The human body carries about 100 trillion microorganisms in the intestines, which is 10 times greater than the number of cells in the human body. This microbial population is responsible for a number of beneficial activities such as fermentation, strengthening the immune system, preventing growth of pathogenic bacteria, providing nutrients, and providing hormones. The increasing knowledge of how these microbial populations impact human health provides opportunities for novel therapies such as RP-G28 to treat an assortment of diseases such as neurological disease, cardiovascular disease, obesity, irritable bowel syndrome, inflammatory bowel disease, colon cancer, allergies, autism and depression.

Lactose Intolerance (LI)

LI is a common condition attributed to the absence or insufficient levels of the naturally-occurring enzyme lactase in the body. Lactase is needed to properly digest lactose, a complex sugar found in milk, milk-containing foods and other dairy products.

Studies have suggested that LI is a widespread condition affecting over one billion people worldwide and over 40 million people in the United States (or 15% of the U.S. population), with an estimated nine million of those individuals demonstrating moderate to severe symptoms.

Current annual spending on over-the-counter LI aids in the United States has been estimated at approximately $2.45 billion. However, these options are limited and there is no long-term treatment available.

Unlike many common gastrointestinal conditions, such as irritable bowel syndrome, inflammatory bowel diseases, gastroesophageal reflux disease, or dyspepsia (among many others), LI symptoms can be completely abated by avoiding dietary lactose. In this regard, LI is an avoidance condition, similar to celiac sprue, food intolerances, or various environmental allergies. However, dairy avoidance may lead to inadequate calcium and vitamin D intake, which can predispose individuals to decreased bone accrual, osteoporosis, hypertension, rickets, osteomalacia, and possibly certain cancers. Although supplements and calcium-rich foods are available, the 2010 National Institutes of Health conference on LI highlighted the long-term consequences of dairy avoidance demonstrating both the importance of treating the condition and the need to find improved solutions for patients.

Diagnosis

LI is often diagnosed by evaluating an individual’s clinical history, which reveals a relationship between lactose ingestion and onset of symptoms. Hydrogen breath tests, milk challenges and short-term dairy avoidance dieting may also be utilized to diagnose LI. Further tests can be conducted to rule out other digestive diseases or conditions, including stool examination to document the presence of a parasite, blood tests to determine the presence of celiac disease, and intestinal biopsies to determine mucosal problems leading to malabsorption, such as inflammatory bowel disease or ulcerative colitis.

Health Consequences

Substantial evidence indicates that LI is a major factor in limiting calcium intake in the diet of individuals who are lactose intolerant. Several studies have shown that LI patients had an average calcium intake of only 300-388 mg/day, significantly less than the 1000-1200 mg/day adult dietary recommended levels.

At the 2010 National Institute of Health (“NIH”) Consensus Development Conference: LI and Health, the NIH highlighted numerous health risks tied to reduced calcium intake in those suffering from LI such as: osteoporosis; hypertension; and low bone density. Adequate calcium intake is essential to reducing the risks of osteoporosis and hypertension. In addition, chronic calcium depletion has been linked to increased arterial blood pressure, thereby establishing a relationship between hypertension and low calcium intake. Moreover, there is evidence of a correlation between calcium intake and both colon and breast cancer.

Our History

We were formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. Our first prototype LI product, Lactagen™, was an alternative LI treatment method with a mechanism of action similar to RP-G28. In 2004, clinical testing was conducted with Lactagen, which included a 61-subject double-blind placebo controlled clinical trial. The results were published in the Federation of American Societies for Experimental Biology in May 2005 and demonstrated Lactagen to be an effective and safe product for reducing symptoms for nearly 80% of the clinical participants who were on Lactagen.

In early 2008, we initiated a prescription drug development program by developing RP-G28, an improved, second-generation version of Lactagen. We believe that if we are successful in gaining FDA approval of RP-G28 we will be able to make stronger claims of both efficacy and safety, garner more medical community support and reach a wider market in the effort to treat LI.

In September 2008, we converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc.

In November 2010, we were awarded a grant from the United States government’s Health Care Bill program, the Qualifying Therapeutic Discovery Project to help fund the development of RP-G28. This grant program provides support for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in new therapies that treat areas of unmet medical need and/or prevent, detect or treat chronic or acute diseases and conditions.

We completed our initial public offering in June 2015. Our common stock is traded on the Nasdaq Capital Market under the trading symbol “RTTR”.

Our Leading Product Candidate — RP-G28

Overview

RP-G28 is a novel, highly-purified GOS, which is synthesized enzymatically. The product is being developed for the treatment of LI and is taken orally (a powder solution mixed in water) for 30 consecutive days. The proposed mechanism of action of RP-G28 is to selectively increase the intestinal growth and colonization of strains of bacteria that preferentially metabolize lactose to compensate for a patient’s intrinsic inability to digest lactose. Once this colonization of beneficial bacteria has occurred, it is hypothesized that patients will continue to tolerate lactose so long as they maintain their beneficial microflora balance. RP-G28 has the potential to become the first FDA-approved drug for the reduction of symptoms associated with LI.

Galacto-oligosaccharides (GOS)

RP-G28 is a >95% purified GOS product derived from a commercially available GOS food ingredient, which is designated as “generally recognized as safe” (“GRAS”) by the FDA. GOS refers to a group of compounds containing β-linkages of 1 to 6 galactose units with a single glucose on the compound’s terminal end and are found at low levels in human milk. GOS is purified to a pharmaceutical grade by minimizing residual glucose, lactose, galactose and other impurities. Further processing includes ultra-filtration, nano-filtration, decolorization, deionization, and concentration to yield GOS 95 syrup, which is the starting material for RP-G28.

GOS products resist hydrolysis, or chemical breakdown, by salivary and intestinal enzymes of the upper digestive system because of the configuration of their glycosidic bonds and thus reach the colon virtually intact. The undigested GOS enhances the growth of beneficial, lactose-metabolizing colonic bacteria that already exist in the subject’s digestive track, including multiple species and strains of bifidobacteria and lactobacilli. Once colonies of these bacteria have increased, continued lactose exposure should maintain tolerability of lactose without further exposure to RP-G28 so long as the beneficial microflora balance is maintained.

While formal nonclinical studies evaluating the safety of RP-G28 have not been performed, other commercially available GOS products have been successfully evaluated in acute and repeat-dose general toxicology studies, reproductive toxicology studies, juvenile toxicology studies, genetic toxicology studies and in long-term safety studies.

Clinical studies of GOS products were reviewed as part of the safety evaluation to support the Investigational New Drug Application (“IND”) for RP-G28. These include studies in adults (including pregnant women and geriatrics), children, infants and newborns (preterm and full term). The safety of GOS products in humans has been evaluated in 1,316 adults at doses of 2.5 to 20 g/day for up to 12 months, and in 1,125 children > 1 year of age at doses of 2.0 to 12 g/day for up to 1 year. Overall, no safety concerns attributable to the consumption of GOS were reported. Where side effects were observed, they were typically mild and limited to increased flatulence, abdominal discomfort, and changes in stool consistency and frequency; however, effects were not consistently observed in all studies. Similar observations of increased flatulence have been reported following the consumption fructo-oligosaccharies (FOS) (15 g/day) over a 7-day period (Alles, 1996), and this symptom represents a localized effect that is expected in association with the consumption of indigestible fiber in large quantities. There were no reports of events in other System Organ Class (SOC) suggestive of systemic toxicity.

The significance of a higher purity GOS, namely RP-G28, was highlighted in a 2010 study by Klaenhammer. The in-vitro study concluded that RP-G28 promoted growth of lactobacilli and bifidobacteria but did not promote multiple strains of E. coli. In contrast, lower purity GOS stimulated both bifidobacteria as well as the strains of E. coli evaluated. As seen below in Figure 1, NCK 430 (E. coli) grew in the presence of low purity GOS (GOS 2). Alternatively, the higher purity GOS (RP-G28/GOS 1) did not promote the growth of E. coli.

Figure 1

Mechanism of Action

RP-G28 is understood to resist hydrolysis, or chemical breakdown, by salivary and intestinal enzymes of the upper digestive system because of the configuration of their glycosidic bonds and thus reach the colon virtually intact. The product is then broken down intracellularly by galactosidases, and eventually β-galactosidase hydrolyzes the terminal lactose generating a new nutrition supply for lactose digesting bacteria strains. This leads to selective alterations in the composition and activity of the microbiome favoring the growth of lactose-metabolizing bacteria, including species of Bifidobacteria and Lactobacilli (30). In our Phase 2a Clinical Trial (G28-001), shifts in the fecal microbiome in 82% of participants on treatment and increases in relative abundance of both Bifidobacteria and Lactobacilli were reported. RP-G28 had a bifidogenic effect in 90% of responders, which included species Bifidobacterium longum, Bifidobacterium adolenscentis, Bifidobacterium catenulatum, Bifidobacterium breve, and Bifidobacterium dentium (30). The understood mechanism of action is that by increasing lactose-metabolizing bacteria, less undigested lactose is fermented, and thus reduces gas production and related LI symptoms. Data correlating bacterial taxa and symptom metadata support this proposed hypothesis. In the Phase 2a study, microbiome changes correlated with clinical outcomes of improved lactose tolerance in which an increase in Bifidobacterium was associated with decreased pain and cramping outcomes.

Our Market Opportunity

Unmet Medical Needs

LI is a challenging condition to manage. According to a market research study conducted by Objective Insights in April 2012, approximately 60% of lactose intolerant sufferers reported experiencing symptoms daily, or bi-weekly. Not only can symptoms be painful and embarrassing, they can also dramatically affect one’s quality of life, social activities, and health. Currently there are few reliable, or effective, treatments available that provide consistent or satisfactory relief.

Currently, there is no approved prescription treatment for LI. Most persons with LI attempt to avoid ingestion of milk and dairy products while others substitute non-lactose-containing foods in their diet. However, complete avoidance of lactose-containing foods is difficult to achieve (especially for those with moderate to severe symptoms) and can lead to significant long-term morbidity (i.e., dietary deficiencies of calcium and vitamin D).

Treatment Options

Doctors generally recommend the following treatments for the management of LI: (1) dairy avoidance; (2) lactase supplements; (3) probiotics/dietary supplements; and (4) dairy substitutes/lactose free products. Despite educating their patients on all viable treatment options, physicians generally tend to advise their patients to refrain from consuming any dairy products whatsoever. However, in a 2008 survey conducted by Engage Health, 47% of LI sufferers reported that this method was not effective (largely due to hidden dairy products in ingredients), and only 30% of LI sufferers reported lactase supplements as being effective in managing their LI. A 2019 survey conducted by Cadence Communications and Research found that while these treatment options can be effective for mildly symptomatic patients, up to 50% of moderate to severe patients continue to experience symptoms after treatment, according to physicians. Further, while probiotics/dietary supplements have been demonstrated to aid and support one’s digestive system, helping break down general foods consumed, they don’t directly help with LI. The 2008 survey by Engage Health suggests that the majority of LI patients are dissatisfied with current treatment options.

Patients Unsatisfied with Current Management Options

Growing Prevalence and Awareness

LI prevalence continues to increase in both the developed and developing world. It has been estimated that gastroenterologists see approximately 15 new patients with LI each month. Education and awareness have increased, and diets in both the developed and developing world have changed greatly over the past decade to include more dairy-based goods. As the populace is growing older, the prevalence of LI also increases because more people tend to develop LI later in life. Increased education and diagnosis is making more people aware of their allergies and digestive conditions. Physicians may compound the growth of LI prevalence and its associated disorders by recommending individuals avoid dairy products, a practice which, in and of itself, may increase severity of the intolerance.

Our Competitive Strengths

Market Opportunity

RP-G28 has the potential to become the first approved drug in the United States and Europe for the treatment of LI.

Renowned Scientific Team and Management Team

Our leadership team has extensive biotechnology/pharmaceutical expertise in discovering, developing, licensing and commercializing therapeutic products. We have attracted a scientific team comprised of innovative researchers who are renowned in their knowledge and understanding of the host-microbiome in the field of LI and gastroenterology.

Patent Portfolio

We have issued patents in the United States, in select countries in Europe (Germany, the United Kingdom, France, Spain, the Netherlands, Spain), and in other jurisdictions, directed to pharmaceutical compositions, methods of making such compositions, and methods of using such compositions for the treatment of LI and certain of its symptoms. Additional worldwide patent applications are pending. The patent applications include claims covering pharmaceutical compositions, methods of making, methods of use, formulations and packaging.

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

Our Growth Strategy

In order to achieve our objective of developing safe and effective applications to treat conditions associated with microbiome disfunctions, our near-term and long-term strategies include the following:

●	complete remaining Phase 3 activities needed for a New Drug Application (“NDA”);

●	develop and commercialize RP-G28 either by ourselves or in collaboration with others throughout the world;

●	Expand our product pipeline by exploring the use of RP-G28 for additional potential therapeutic indications, including orphan indications, develop other products based on our underlying microbiome-modulating technology, and/or via in-licensing complementary products;

●	establish ourselves as a leader in developing therapeutics that modulates the human gut microbiome;

●	continue to develop a robust and defensible patent portfolio, including those we own and those we plan to in-license in the future; and

●	continue to optimize our product development and manufacturing capabilities both internally and externally through outside manufacturers.

Clinical and Regulatory

Type C Meeting with the FDA

In February 2013, we held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products. The purpose of the meeting was to obtain the FDA’s feedback on the planned Phase 2 program and Phase 3 programs, inform the FDA of our ongoing development plans, gain feedback on relevant clinical trial design and end points related to patient meaningful benefits, and to inform the FDA of the status of our product characterization

Initial New Drug (“IND”) Application/Phase 1

The IND for RP-G28 was activated initially to support a Phase 2a safety, tolerability and efficacy study in lactose intolerant patients. Standard Phase 1 single and repeat dose safety and tolerability studies in healthy volunteers were not needed because other GOS products that contain similar GOS constituents are generally regarded as safe and therefore supported the safety of RP-G28 in humans.

In 2018, a Phase 1 study was conducted to understand the potential for systemic absorption of RP-G28 and any impact the presence of food may have on the pharmacokinetic profile of RP-G28. Additional Phase 1 studies may be required prior to filing our NDA based on the results of future in-vitro studies and discussions with the FDA.

Phase 2a Clinical Trial

In November 2011, we completed a double-blinded, randomized, multi-center, placebo-controlled Phase 2a clinical trial to validate the efficacy, safety and tolerability of RP-G28 compared to placebo. We evaluated RP-G28 in 62 patients with LI over a treatment period of 35 consecutive days. Post-treatment, subjects reintroduced dairy into their diets and were followed for an additional 30 days to evaluate lactose digestion, as measured by hydrogen production and symptom improvements. The primary endpoints included tracking patients’ gastrointestinal symptoms via a patient-reported symptom assessment instrument (a Likert Scale, measuring individual symptoms of flatulence, bloating, cramping, abdominal pain and diarrhea, on a scale of 0 (none) to 10 (worst)) at baseline, day 36 and day 66; as well as the measurement of hydrogen gas levels in their breath following a 25-gram lactose challenge.

Positive trends were seen when the entire per protocol study population was analyzed, including some statistically significant subgroup analyses. Although there were few primary and secondary efficacy endpoints with statistically significant results, which we believe was due to the small cohort size, the combined data suggest that RP-G28 administration produced a positive therapeutic effect. RP-G28 was also well tolerated with no significant study-drug related adverse effects.

The clinical results of our Phase 2a study were published in Nutrition Journal in a manuscript entitled “Improving lactose digestion and symptoms of LI with a novel galacto-oligosaccharide (RP-G28): a randomized, double-blind clinical trial.” The microbiome results were published in the Proceedings of the National Academy of Science in a manuscript entitled “Impact of short-chain galacto-oligosaccharides on the gut microbiome of lactose-intolerant individuals.”

Phase 2b Clinical Trial

In March 2016, we began enrollment in a multi-center, randomized, double-blind, placebo-controlled, parallel-group Phase 2b clinical trial to validate the efficacy, safety and tolerability of two dosing regimens of RP-G28 compared to a placebo in 368 patients with moderate to severe LI.

Two hundred and forty-seven (247) patients received RP-G28 while 121 patients received placebo. Twenty-four (24) patients were discontinued prematurely from the study and 344 (91.2%) completed the study.

The trial assessed patients with LI symptoms as measured on a Likert scale after a lactose challenge. Entry criteria in the Phase 2b trial included a hydrogen breath test to validate lactase deficiency. The Phase 2b trial design included a screening period, a 30-day course treatment period, and a 30-day post-treatment “real world” observation period during which subjects were followed while lactose containing food products were re-introduced into their diets. The study was designed to escalate the dose beyond the 15 gm/day dose level evaluated in the Phase 2a study. Study subjects abstained from lactose containing food products and were then randomized evenly (1:1:1) to receive one of two doses of RP-G28 or placebo for 30 days.

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

Topline results of the Phase 2b clinical trial were announced in March 2017. Due to inconsistent data results from one study site, the data from this site was excluded from the primary analysis population (Efficacy Subset mITT, n=296). After excluding the data from the one anomalous study site, results showed a clinically meaningful benefit to subjects in the reduction of LI symptoms across a variety of outcome measures. The majority of analyses showed positive outcome measures and the robustness of the data point to a clear drug effect. Treatment patients not only reported meaningful reduced symptoms, but also 30-days after taking the treatment, patients reported adequate relief from LI symptoms and satisfaction with the results of the treatment, with RP-G28 preventing or treating their LI symptoms. Greater milk and dairy product consumption was also reported by patients.

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

In the Efficacy Subset Per-protocol population (Efficacy Subset PP), significant and meaningful symptom improvement was consistently seen across key individual LI symptoms by patients reporting a ≥4-point improvement from baseline (proportion of subjects on treatment that reported improvement in severity of each symptom). Of the treatment patients, 56.1% reported significant improvement in abdominal pain compared to 45.7% in the placebo group (p=0.1046). Of the treatment patients, 54.5% reported statistically significant improvement in cramping compared to 40.2% in the placebo group (p=0.0257). Of the treatment patients, 55% reported statistically significant improvement in bloating compared to 41.3% in the placebo group (p=0.0282). Finally, 44.4% of treatment patients reported significant improvement in gas movement compared to 32.6% in the placebo group (p=0.0599). See Figure 4 below.

Figure 4

In a more stringent assessment, many patients reported that they experienced complete elimination of LI symptoms, scoring a 0 out of 10 on a Likert pain scale post-treatment (Efficacy Subset PP). Of the treatment patients, 37.0% reported complete elimination of abdominal pain compared to 21.7% in the placebo group (p=0.0144). Of the treatment patients, 34.9% reported complete elimination of cramping compared to 16.3% in the placebo group (p=0.0020). Of the treatment patients, 29.6% reported complete elimination of bloating compared to 16.3% in the placebo group (p=0.015). Of the treatment patients, 16.4% reported complete elimination of gas movement compared to 2.2% in the placebo group (p=0.0005). Symptoms of abdominal pain, cramping, bloating and gas movement were then combined into a composite endpoint representing the key symptoms of LI. Of the treatment patients, 13% experienced complete elimination of LI symptoms compared to 2% in the placebo group (p=0.004). See Figure 5 below.

Figure 5

Observing global patient-reported assessments (Efficacy Subset PP) on multiple aspects of their symptom severity and treatment benefit experience 30 days after treatment and adding dairy and milk products back into their diets, 81.9% of treatment patients reported no or mild LI symptoms compared to 63.7% in the placebo group (p=0.0013). Of the treatment patients, 66.3% reported being very or extremely satisfied with RP-G28 preventing or treating their LI symptoms compared to 51.6% in the placebo group (p=0.0302). Of the treatment patients, 83.2% reported adequate relief from LI symptoms compared to 72.5% in the placebo group (p=0.042). Of the treatment patients, 39.7% reported much or very much improvement in their LI symptoms compared to 25.3% in the placebo group (p=0.0343). See Figure 6 below.

Figure 6

Further, a real-world milk intake assessment was conducted on treatment and placebo group patients (Efficacy Subset PP). At baseline, LI patients reported consuming 0.2 cups/d of milk. After RP-G28, treatment patients increased their milk consumption to 1.5 cups/d of milk, consuming 1.3 cups/d more of milk (p=0.0084), 39% more milk consumed per day than placebo patients reported consuming (See Figure 7 below). We believe this is significant because the USDA recommends healthy individuals to consume 1.5 cups/d of milk. Overall, 62% of treatment patients consumed ≥1 cups/d of milk after being treated (p=0.0095). The increase in milk consumption is meaningful for dairy avoiders because it reflects increased lactose tolerance and may lead to more dietary calcium intake post-treatment as milk contains a higher percentage of one’s daily intake of calcium.

Figure 7

No serious adverse events related to treatment were reported and the number of adverse events reported was similar between treatment and placebo groups.

End-of-Phase 2 Meeting with the FDA

In August 2017, we held an End-of-Phase 2 meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products. The purpose of the meeting was to obtain the FDA’s feedback on our planned Phase 3 program. We reached general consensus with the FDA on certain elements of our Phase 3 program and received clear guidance and recommendations on many necessary components of our Phase 3 program; including the clinical, non-clinical, and chemistry, manufacturing and controls (“CMC”) requirements needed to support an NDA. We have incorporated much of this guidance into our Phase 3 program.

Phase 3 Clinical Trial (“Liberatus”)

In June 2018, we began enrollment in the first pivotal Phase 3 clinical trial of RP-G28, known as Liberatus. The purpose of this study is to determine the efficacy, safety and tolerability of RP-G28 to treat LI when compared to placebo. The study is a multicenter, randomized, double-blind, placebo-controlled, parallel-group study conducted in the United States. The estimated enrollment of the trial was 525 participants conducted at approximately 28 sites. The protocol design includes a two-week screening period that includes one week of study drug administration, a randomized 30-day study drug treatment period and a 90-day “real world experience” period to assess study drug response and durability of effect after treatment, as patients consume their normal diets including dairy products. There will be a second randomized, 30-day, study drug treatment period to assess safety and efficacy of a repeat round of therapy. The primary endpoint of the study will be the mean change in LI symptom composite score 30-days post-treatment compared to baseline. Secondary endpoints are to examine the safety, tolerability and meaningfulness of treatment benefit with RP-G28 and the durability of effect of treatment with RP-G28 on reduction of LI symptoms after real-world lactose exposure. The study will utilize the prior validated symptom assessment measure and patient questionnaires to capture relevant outcomes. In addition, risk-based data review will be used to monitor and assess potential protocol deviations and site quality indicators.

In March 2019, we announced that we had completed, ahead of schedule, enrollment in Liberatus and expect top-line data release early in the fourth quarter of 2019. Trial enrollment has exceeded expectations, concluding with approximately 557 subjects randomized. More than 30 U.S. sites participated in the study. No single site enrolled more than 10.2% of the total population, and 43% of sites enrolled at least 15 subjects. Demographics, even though blinded, indicate a broad population distribution with gender balance and ethnic diversity. No safety signals have been reported to date which is consistent with the well-tolerated safety and tolerability profile seen in earlier clinical studies.

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

The requirement for additional in-vitro fertility, peri-post natal reproductive toxicity, genotoxicity or carcinogenicity studies may be reassessed by the FDA in the future based on subsequent events or changes in the agency’s NDA submission requirements.

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

Commercialization

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. RP-G28, if approved, is intended to be prescribed to patients suffering from LI. These patients are normally under the care of a gastroenterologist and/or a primary care physician. Our current plan is to evaluate a possible partnership to commercialize RP-G28 for the treatment of LI in patients in the United States and Europe if it is approved. We may also build our own commercial infrastructure or utilize contract reimbursement specialists sales people and medical education specialists, and take other steps to establish the necessary commercial infrastructure at such time as we believe that RP-G28 is approaching marketing approval. Outside of the United States and Europe, subject to obtaining necessary marketing approvals, we will likely seek to commercialize RP-G28 through distribution or other collaboration arrangements for patients suffering from LI.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Although we know of no drug candidate, other than RP-G28, in advanced clinical trials for treating LI, other biopharmaceutical companies may be able to develop compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include publicly-traded microbiome-based development companies such as Synlogic, Inc., Seres Therapeutics, Inc., Evelo Biosciences, Inc. and Synthetic Biologics, Inc. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We will also compete with providers of a wide variety of lactase supplements (the most widely used supplement in the United States being Lactaid®), probiotic/dietary supplements, and lactose-free and dairy-free products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

Intellectual Property

The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the United States and internationally for uses of RP-G28 and our discovery programs, and any other inventions to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business. We do not have composition of matter patent protection in the United States for RP-G28, which may result in competitors being able to offer and sell products so long as these competitors do not infringe any other patents that we hold, including patents directed to oral dosage forms containing RP-G28, methods of manufacturing purified RP-G28, or methods of using RP-G28.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection relating to RP-G28 and any future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes from commercial competition. Furthermore, we cannot be sure that issued patents will not be challenged in court as invalid or in the Patent Office as unpatentable. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Relating to Our Intellectual Property.”

Patents and Proprietary Rights Covering Our Drug Candidates

We strive to protect our product candidates and exclusivity rights, as well as both maintain and fortify our position in the field of reduction of symptoms associated with LI. We believe our intellectual property portfolio consists of early and broad filings in the area. We have focused on patents and patent applications directed to use of our products in disease treatment. We have sought and continue to seek the strongest possible intellectual property protection available to us in order to prevent others from directly competing with us, as well as to exclude competition around our products, their manufacture, and methods for use of the products in disease treatment. Our intellectual property portfolio directed to RP-G28 contains more than 15 issued patents relating to RP-G28 dosage forms, or to uses of RP-G28. That portfolio also includes at least ten other related, pending patent applications in the United States and worldwide. We also own a patent family~~,~~ including claims generally directed to processes for producing an improved form of galacto-oligosaccharides (GOS) mixtures (higher purity); this family includes issued patents in United States (not expiring until 2030), Europe (validated in Germany, France, the Netherlands, Great Britain, Ireland, and Switzerland, not expiring until 2030), Italy (not expiring until 2029), and China, India, Japan, and Korea (not expiring until 2030), as well as applications pending in the United States and other jurisdictions.

This portfolio includes patents and proprietary rights related to:

●	U.S. Patent No. 8,486,668, which has a current expiry date of February 17, 2030 (subject to payment of maintenance fees), includes claims generally directed to methods for treating LI comprising administering, for a predetermined number of days, a high purity galacto-oligosaccharides (GOS) pharmaceutical composition, and wherein the administration leads to a persistent decrease in at least one symptom of LI;

●	U.S. Patent No. 8,492,124, which has a current expiry date of February 17, 2030 (subject to payment of maintenance fees), includes claims generally directed to methods for treating LI comprising administering, for a predetermined number of days, a controlled release pharmaceutical composition that contains galacto-oligosaccharides (GOS), but does not contain a probiotic;

●	U.S. Patent No. 8,785,160, which has a current expiry date of February 17, 2030 (subject to payment of maintenance fees), includes claims generally directed to methods for treating LI comprising administering a hydrogen breath test, diagnosing LI based upon the hydrogen breath test, and administering a high purity galacto-oligosaccharides (GOS) pharmaceutical composition;

●	U.S. Patent No. 9,200,303, which has a current expiry date of August 6, 2030 (subject to the payment of maintenance fees), includes claims generally directed to the processes for producing ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	U.S. Patent No. 9,370,532, which has a current expiry date of February 17, 2030 (subject to payment of maintenance fees), includes claims generally directed to methods for preventing or reducing diarrhea associated with LI, and methods for the reduction of severity of diarrhea associated with LI, comprising administering a high purity galacto-oligosaccharides (GOS) having 1-10% by weight pentasaccharides and at least a 45% by weight trisaccharides;

●	U.S. Patent No. 9,579,340, which has a current expiry date of February 17, 2030 (subject to payment of maintenance fees), includes claims generally directed to an oral dosage form comprising a GOS composition having 95% or more galacto-oligosaccharides (GOS) by weight and less than 5% digestible saccharides by weight, and having 45% by weight trisaccharides;

●	U.S. Patent No. 9,775,860, which has a current expiry date of February 17, 2030 (subject to payment of maintenance fees), includes claims generally directed to methods of improving gastrointestinal health, including heartburn, stomach upset, bloating, diarrhea, constipation, or gas by administering a composition having 95% or more GOS by weight and less than 5% digestible saccharides by weight, and having at least 45% by weight trisaccharides;

●	U.S. Patent No. 9,592,248, which has a current expiry date of February 17, 2030 (subject to payment of maintenance fees), includes claims generally directed to an oral dosage form having one or more dosing units, each having 0.1 to 10 g of a liquid GOS composition in a gelatin capsule, where the GOS composition has at least about 95% GOS by weight, less than about 5% digestible saccharides by weight, and at least 45% by weight trisaccharides;

●	U.S. Patent No. 9,808,481, which has a current expiry date of February 17, 2030 (subject to payment of maintenance fees), includes claims generally directed to a GOS composition having at least 95% by weight GOS and 5% or less by weight digestible saccharides, and having about 5-25% pentasaccharides;

●	European Patent No. 2400839, validated in six European countries (Germany, Spain, the Netherlands, Great Britain, Italy, and France, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the use of a high purity galacto-oligosaccharides (GOS) to treat LI;

●	United Kingdom Patent No. GB2480042, which has a current expiry date of February 16, 2030 (subject to payment of annuities), includes claims generally directed to a solid oral unit-dosage form of a high purity galacto-oligosaccharides (GOS);

●	Australian Patent No. 2010218439, which has a current expiry date of February 16, 2030 (subject to payment of annuities), includes claims generally directed to a solid oral unit-dosage form of a high purity galacto-oligosaccharides (GOS);

●	Israel Patent No. 214806, which has a current expiry date of February 16, 2030 (subject to payment of annuities), includes claims generally directed to the use of a high purity galacto-oligosaccharides (GOS) to treat LI;

●	Philippines Patent No. 1-2011-501682, which has a current expiry date of February 16, 2030 (subject to payment of annuities), includes claims generally directed to a solid oral unit-dosage form of a high purity galacto-oligosaccharides (GOS);

●	Canadian Patent No. CA2752800, which has a current expiry date of February 16, 2030 (subject to payment of annuities), includes claims generally directed to the daily use of GOS compositions to increase lactose tolerance or to treat LI;

●	Japanese Patent No. JP6105680, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the production of ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	European Patent No. EP 2,462,234, validated in six European countries, including Germany, Great Britain, and France, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the processes for producing preparing ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	Italian Patent No. IT 1,395,068, which has a current expiry date of August 7, 2029 (subject to the payment of annuities), includes claims generally directed to the production of ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	Chinese Patent No. ZL 201080035013.2, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the production of ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications;

●	Indian Patent No. 303745, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the production of ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications; and

●	Korean Patent No. 10-1776164, which has a current expiry date of August 6, 2030 (subject to payment of annuities), includes claims generally directed to the production of ultra-pure galacto-oligosaccharides (GOS) pharmaceutical compositions by utilizing sequential microbiological purifications.

We also are pursuing patent applications. These applications are pending in the United States, Europe, Japan and other jurisdictions, and, if they issue as patents, will not expire until at least 2030, and include claims generally directed to (i) oral dosage forms of a higher purity galacto-ologosaccharides (GOS), (ii) use of galacto-ologosaccharides (GOS) for treating LI, (iii) methods of preventing or reducing certain symptoms of LI using galacto-ologosaccharides (GOS) dosage forms, (iv) methods of improving gastrointestinal health using galacto-ologosaccharides (GOS) dosage forms and (v) methods for assessing efficacy of an oligosaccharide mixture in improving gastrointestinal health by measuring a change in at least one abdominal symptom.

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

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and implemented regulations. Failure to comply with the applicable FDA requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

●	refusal to approve pending applications;

●	withdrawal of an approval;

●	imposition of a clinical hold;

●	warning letters;

●	product seizures and/or condemnation and destruction;

●	total or partial suspension of production or distribution; or

●	injunctions, fines, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (“GLPs”) or other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (“GCPs”), to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of a marketing application such as an NDA;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

●	FDA review and approval of the marketing application.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings with the FDA may be granted at other times during the development program when requested. For instance, we held a Type C meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products in February 2013. The purpose of the meeting was to obtain the FDA’s feedback on the planned clinical development program and future necessary clinical studies, inform the FDA of our ongoing development plans, gain feedback on relevant clinical trial design and end points related to patient meaningful benefits, and to inform the FDA of the status of our product characterization. In August 2017, we held an End-of-Phase 2 meeting with the FDA’s Division of Gastroenterology and Inborn Errors Products. The purpose of the meeting was to obtain the FDA’s feedback on our planned Phase 3 program. We reached general consensus with the FDA on certain elements of our Phase 3 program and received clear guidance and recommendations on many necessary components of our Phase 3 program; including the clinical, non-clinical, and chemistry, manufacturing and controls (“CMC”) requirements needed to support an NDA. We have incorporated much of this guidance into our Phase 3 program.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the identity, strength, quality, purity and potency of the drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

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

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, substantially changed the way healthcare is financed by both government health plans and private insurers. The ACA was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program.

The broader paradigm shift caused by the ACA towards performance-based reimbursement, and the launch of several value-based purchasing initiatives, have also placed demands on the pharmaceutical industry to offer products with proven real-world outcomes data and a favorable economic profile. We cannot predict the full impact of the ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA, all of which adds to the uncertainty of the legislative changes enacted as part of the ACA. While it is too early to predict all the specific effects the ACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

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

Employees

As of the date of this Annual Report, we had seven employees, all of whom were full time employees. None of our employees are represented by a labor union, and we consider our relationship with our employees to be good.

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

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our drug discovery research, preclinical development activities and clinical trials. We currently have no products that are approved for commercial sale. We expect to continue to incur net losses and negative operating cash flow for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, RP-G28, prepare for and begin the commercialization of RP-G28, and add infrastructure and personnel to support our product development efforts and operations. We anticipate that any such losses could be significant for the next several years as we continue to conduct Phase 3 clinical trials for RP-G28 and related activities required for regulatory approval of RP-G28. If RP-G28 does not gain regulatory approval, or does not achieve market acceptance, we may never become profitable, unless we are able to develop and market some other product. Our net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. To complete the work necessary to file an NDA in the United States and a MAA in the European Union for RP-G28, we will require substantial additional funding. If the FDA or EMA requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential NDA or MAA would likely be delayed.

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

We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional funding may not be available to us on acceptable terms or at all. To the extent that we raise additional funds by issuing equity securities (including any common stock issued to Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to our financing arrangement with Aspire Capital), our stockholders may experience significant dilution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Aspire Capital Common Stock Purchase Agreement.” Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are not able to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of RP-G28; (ii) seek collaborators for RP-G28 and possibly on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights related to RP-G28. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

Risks Relating to Regulatory Review and Approval of RP-G28

We cannot be certain that RP-G28 will receive regulatory approval, and without regulatory approval we will not be able to market RP-G28.

The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States, the EMA in Europe, and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of an NDA from the FDA or a MAA from the EMA, respectively. We have not submitted any marketing applications for RP-G28.

NDAs and MAAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions, such as the EMA, have their own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any of our product candidates may be withdrawn.

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

The FDA and other regulatory agencies outside the United States, such as the EMA, may not agree to our proposed endpoint for approval of RP-G28 for the treatment of LI in patients, in which case we would need to complete additional clinical trials before seeking market approval.

We do not know if the FDA, the EMA or regulatory authorities in other countries will agree with our final primary endpoint for approval of RP-G28. The FDA, the EMA and regulatory authorities in other countries in which we may seek approval for and market RP-G28, may require additional nonclinical studies and/or clinical trials prior to granting approval, if at all. It may be expensive and time consuming to conduct and complete additional nonclinical studies and clinical trials that the EMA and other regulatory authorities may require us to perform. As such, any requirement by the EMA or other regulatory authorities that we conduct additional nonclinical studies or clinical trials could materially and adversely affect our business, financial condition and results of operations. Furthermore, even if we receive regulatory approval of RP-G28 for the treatment of LI in patients, the labeling for RP-G28 in the United States, Europe or other countries in which we seek approval may include limitations that could impact the commercial success of RP-G28.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of RP-G28. The commencement, enrollment and completion of clinical trials may be delayed or suspended for a variety of reasons, including:

●	inability to obtain sufficient funds required to conduct a clinical trial;

●	inability to reach agreements on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

●	discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials;

●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by RP-G28;

●	inability to obtain approval from institutional review boards (“IRBs”), to conduct a clinical trial at their respective sites;

●	severe or unexpected drug-related adverse effects experienced by patients;

●	inability to timely manufacture sufficient quantities of RP-G28 required for a clinical trial;

●	difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indications as RP-G28;

●	the FDA’s rejection of our end points as indicators of efficacy; and

●	inability to retain enrolled patients after a clinical trial is underway.

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

The FDA may require us to conduct one or more additional clinical trials, possibly involving a larger sample size or a different clinical trial design or may require longer follow-up periods. If we are unable to bring RP-G28 to market, our ability to create long-term stockholder value will be limited.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), enacted in March 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under Medicare Part D program. The ACA will likely continue to put pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Houses of Congress and President Trump have, at times, expressed their intentions to repeal and replace the ACA. President Trump issued an Executive Order and both chambers of Congress passed bills, all with the goal of fulfilling their intensions. However, to date, the Executive Order has had limited effect and the Congressional activities have not resulted in the passage of a law. If a law is enacted, many if not all of the provisions of the ACA may no longer apply to prescription drugs.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of RP-G28, one of our U.S. patents may be eligible for a limited Patent Term Extension under the Drug Price Competition and Patent Term Restoration Act of 1984, which is sometimes referred to as the Hatch-Waxman Act, provided our U.S. patent claims a method of treating LI that is approved by the FDA. The Hatch-Waxman Act, 35 U.S.C. §156, permits a patent extension of up to five years as compensation for patent term lost during the FDA regulatory review process. The scope of protection afforded by the patent during the extended term is not commensurate with the scope of the unextended portion of the patent; for example, the “rights derived” from a method of use patent during the extended period are “limited to any use claimed by the patent and approved for the product.” 35 U.S.C. §156(b)(2). We may not be granted an extension because of, for example, failing to apply for the extension within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable statutory and/or regulatory requirements including, for example, the requirement that the patent to be extended “claim” the approved product or a method of using the approved product. Moreover, the applicable period of extension could be less than we request. If we are unable to obtain patent term extension or if the term of any such extension is shorter than we request, the period during which we will be able to exclude others from marketing their versions of our product will be shortened and our competitors may obtain approval of generic products following our patent expiration, and our revenue could be reduced, possibly materially. Similar concerns are associated with obtaining Supplemental Protection Certificates of certain patents issued in Europe and owned by Inalco SpA, to which we have an exclusive options of assignment, based upon patent terms lost during European regulatory review processes. In the event that we are unable to obtain any patent term extension, the issued patents for RP-G28 are expected to expire in 2030, assuming they withstand any challenge to their validity and/or patentability.

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

Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured the products ourselves, including:

●	the possibility that we are unable to enter into a manufacturing agreement with third parties to manufacture RP-G28;

●	the possible breach of the manufacturing agreements by third parties because of factors beyond our control; and

●	the possible termination or nonrenewal of manufacturing agreements by the third parties before we are able to arrange for qualified replacement third-party manufacturers.

Any of these factors could cause the delay of approval or commercialization of RP-G28 or cause us to incur higher costs. Furthermore, if RP-G28 is approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our product and could lose potential revenue. It may take several years to establish an alternative source of supply for RP-G28 and to have any such new source approved by the government agencies that regulate our products. In the event we do need to identify alternative manufacturing partners, we may have to secure licenses to manufacturing and/or purification technologies, including third-party patent licenses, to allow us to manufacture RP-G28 that is suitable for the late-stage regulatory review process and/or adequate to manufacture commercial quantities of RP-G28.

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

If RP-G28 is approved but does not achieve an adequate level of acceptance by physicians, patients, the medical community and healthcare payors, sufficient revenue may not be generated from its sales and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of RP-G28 may require significant resources and may never be successful.

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

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we may seek to enter into collaborations with companies that have more experience and that can provide sources of funding for these efforts. Additionally, if RP-G28 receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to our unlicensed territories. If we are unable to enter into arrangements on acceptable terms, we may be unable to effectively market and sell RP-G28 in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of RP-G28.

If we collaborate with a third party for the development and commercialization of RP-G28, we can expect to relinquish some or all of the control over the future success of RP-G28. For example, we may relinquish rights to RP-G28 in jurisdictions outside of the United States. Our collaboration partner may not devote sufficient resources to the commercialization of RP-G28 or may otherwise fail in its commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of RP-G28. In some cases, we may be responsible for continuing preclinical and initial clinical development of RP-G28 or other research programs under a collaboration arrangement, and the payments we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators, we would face increased costs and we may be forced to limit the territories in which we commercialize RP-G28. If we fail to achieve successful collaborations, our operating and financial condition will be materially and adversely affected.

Risks Relating to Our Business and Strategy

We may face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

Although we know of no other drug candidates in advanced clinical trials for treating LI, the biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have potential competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of these potential competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, these potential competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include publicly-traded microbiome-based development companies: Synlogic, Inc., Seres Therapeutics, Inc., Evelo Biosciences, Inc. and Synthetic Biologics, Inc. In addition, many universities and private and public research institutes may become active in our target disease areas. These potential competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than RP-G28, which could render RP-G28 obsolete and noncompetitive.

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

We are highly dependent on the development, regulatory, commercialization and business development expertise of Andrew J. Ritter, our Chief Executive Officer, John W. Beck, our Chief Financial Officer and Ira E. Ritter, our Executive Chairman and Chief Strategic Officer. If we were to lose one or more of these key employees, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers may terminate their employment at any time. Replacing any of these persons would be difficult and could take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with health care fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted an employee handbook, Code of Business Conduct and Ethics and Insider Trading Policy and all employees are required to read, acknowledge and sign each. However, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We have product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we intend to conduct clinical trials at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of any commercial products for which we obtain marketing approval, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim, or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, workers’ compensation, and directors’ and officers’ insurance at levels we believe are typical for a company in our industry and at our stage of development. We currently carry clinical trial liability insurance for our clinical trials at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

Patents directed to pharmaceutical compositions containing RP-G28 or methods of using RP-G28 expire in 2030 if the appropriate maintenance fee renewal, annuity, or other government fees are paid, unless a patent term extension based on regulatory delay is obtained. We expect that expiration in 2030 of some of our pharmaceutical composition and method-of-use patents directed to RP-G28 and its use in treating LI will have a limited impact on our ability to protect our intellectual property in the United States, where we have additional issued patents directed to such compositions and uses that extend until 2030. In other countries, our issued patents and pending patent applications directed to compositions containing or methods of using RP-G28 for treating other indications, if issued, would expire in 2030. We will attempt to mitigate the effect of patent expiration by seeking data exclusivity, or the foreign equivalent thereof, in conjunction with product approval, as well as by filing additional patent applications covering improvements in our intellectual property.

We expect that the other patent applications for the RP-G28 portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire in 2030. We own pending applications in the United States, Europe, and certain other countries directed to uses of RP-G28 to treat a variety of disorders, including LI. Patent protection, to the extent these patents issue, would be expected to extend to 2030, unless a patent term extension based on regulatory delay is obtained.

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

Although we own certain patents and patent applications with claims directed to specific pharmaceutical compositions and methods of using RP-G28 to treat LI, we do not have patents directed to RP-G28 as a composition of matter in the United States or elsewhere. As a result, we may be limited in our ability to list our patents in the FDA’s Orange Book if our product or the use of our product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the manufacture of RP-G28, pharmaceutical compositions containing RP-G28, and/or method of using RP-G28. In general, pharmaceutical composition patents and method of use patents are more difficult to enforce than composition of matter patents because, for example, of the risks that FDA may approve alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses that are not covered by our patents would limit our ability to generate revenue from the sale of RP-G28, if approved for commercial sale. Off-label sales would limit our ability to generate revenue from the sale of RP-G28, if approved for commercial sale.

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

There is no active, public market for our Series A, Series B and Series C preferred stock.

There is no established public trading market for our Series A, Series B or Series C preferred stock. We do not intend to apply to list our preferred stock on a securities exchange. Without an active trading market, the liquidity of the preferred stock will be limited.

Holders of Series A, Series B and Series C preferred have no voting rights.

Except with respect to certain material changes in the terms of the Series A, Series B and Series C preferred stock and certain other matters and except as may be required by Delaware law, holders of preferred stock have no voting rights and therefore the holders of preferred stock will not be able to influence the implementation of actions requiring a shareholder vote.

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

We may sell up to $6.5 million of our shares of common stock to Aspire Capital pursuant to our financing arrangement with Aspire Capital. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and we may terminate the financing arrangement at any time at our discretion without any penalty or cost to us.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 15.8% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

On December 26, 2018, we received a notice from Nasdaq that, because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until June 24, 2019, to regain compliance with the minimum bid price requirement. During the compliance period, our shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

In the event we are not in compliance with the minimum bid price requirement by June 24, 2019, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180 day compliance period by effecting a reverse stock split, if necessary.

We intend to actively monitor the bid price for our common stock between now and June 24, 2019 and will consider available options to regain compliance with the minimum bid price requirement.

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

As of December 31, 2018, we had federal net operating loss carryforwards (“NOLs”) of approximately $54 million which begin to expire in 2028. Our ability to utilize our NOLs may be limited under Section 382 and 383 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Although we have not undergone a Section 382 analysis, it is possible that the utilization of the NOLs, could be substantially limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On July 9, 2015, we entered into a new lease with Century Park, pursuant to which we are leasing approximately 2,780 square feet of office space in Los Angeles, California for our headquarters. The lease provides for a term of sixty-one (61) months, which commenced October 1, 2015. We paid $9,733 per month in base rent with normal escalations until November 2018, after which our monthly payment increased to $10,023 per month and will increase to $10,325 per month from November 2019 to October 2020. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. We believe that our facility is suitable and adequate for our current needs.

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

Holders

As of March 10, 2019, there were approximately 35 registered holders of record of our common stock. These figures do not reflect the beneficial ownership or shares held in nominee name.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sales of Unregistered Securities

In November 2018, we sold 6,000 shares of Series B convertible preferred stock and warrants to purchase 2,307,692 shares of common stock in a private placement to certain accredited investors, including two current institutional holders of our Series A convertible preferred stock, a key vendor and a member of the Company’s board of directors. Certain investors in the private placement who held an aggregate of 1,880 shares of Series A convertible preferred stock exchanged their shares of Series A convertible preferred stock for 1,880 shares of Series C convertible preferred stock. We received gross proceeds of approximately $6.0 million, before deducting placement agent fees and other offering expenses payable by us. The securities issued and sold in the private placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were restricted from being offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. Pursuant to the terms of the securities purchase agreement we entered into with the investors, we filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issuable upon conversion of the Series B preferred shares and the Series C preferred shares and upon exercise of the warrants described above, which registration statement became effective in December 2018.

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

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat digestive disorders and gastrointestinal diseases. Our lead product candidate, RP-G28, is an orally administered, high purity galacto-oligosaccharide, currently in Phase 3 clinical development for the treatment of LI, a condition that affects millions worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the FDA for the treatment of LI. We are further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including gastrointestinal diseases, cancer, metabolic, and liver diseases. We intend to expand our product pipeline and create added value in the future by evaluating RP-G28 in other indications, including orphan indications, developing additional products based on our underlying microbiome-modulating technology, and/or in-licensing complementary products to treat these, or other, conditions.

In March 2019, we announced that we had completed enrollment in our Phase 3 clinical trial and that data is expected to be publicly released in early fourth quarter of 2019. We expect our Phase 3 clinical program will include two confirmatory clinical trials of similar trial design.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception.

We have incurred net losses in each year since our inception, including net losses of approximately $16.9 million for the year ended December 31, 2018. We had an accumulated deficit of approximately $70.2 million as of December 31, 2018. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

●	complete the development of our lead product candidate, RP-G28, for the reduction of symptoms associated with LI in patients;

●	seek to obtain regulatory approvals for RP-G28;

●	outsource the commercial manufacturing of RP-G28 for any indications for which we receive regulatory approval;

●	contract with third parties for the sales, marketing and distribution of RP-G28 for any indications for which we receive regulatory approval;

●	maintain, expand and protect our intellectual property portfolio;

●	continue our research and development efforts; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital prior to the commercialization of RP-G28. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings (including shares sold to Aspire Capital pursuant to our common stock purchase agreement with Aspire Capital (the “2017 Aspire Purchase Agreement”)), debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Financial Overview

Revenue

We have not generated any revenue since our inception. Our ability to generate revenue in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize RP-G28 in the United States. In the event we choose to pursue a partnering arrangement to commercialize RP-G28 or other products either within or outside the United States, we may generate revenue from upfront license fees, milestones, research and development funding, including reimbursable research and development costs and sponsored research, in connection with these partnering arrangements.

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

From inception through December 31, 2018, we have incurred approximately $33.5 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for the reduction of symptoms associated with LI in patients and other indications, subject to the availability of additional funding.

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

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and short-term investments in marketable debt securities.

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

Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable

The carrying amounts reported in the balance sheet for cash and cash equivalents, accrued interest receivable, investment in marketable debt securities, prepaid expenses, accounts payable, accrued expenses, and the notes payable approximate the fair values due to the short-term nature of the instruments.

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

As an “emerging growth company,” we are entitled to rely on certain of exemptions and reduced reporting requirements, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the date we completed our initial public offering, which was June 29, 2015, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	For the Years Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
Statements of Operations Data:
Operating costs and expenses
Research and development	$11,366,117	$2,874,184	$8,491,933	295%
Patent costs	204,396	250,372	(45,976)	(18)%
General and administrative	5,425,033	4,777,902	647,131	14%
Total operating costs and expenses	16,995,546	7,902,458	9,093,088	115%
Loss from operations	(16,995,546)	(7,902,458)	(9,093,088)	115%
Other income (expense):
Interest income	126,835	40,227	86,608	215%
Other expense	―	(1,627)	1,627	(100)%
Total other income	126,835	38,600	88,235	229%
Net loss	$(16,868,711)	$(7,863,858)	$(9,004,853)	115%

Research and Development Expenses

Research and development expenses increased by approximately $8.5 million, or 295%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The primary reason for the increase is the initiation of our much larger scale Phase 3 clinical trial in June 2018, as compared to our Phase 2b clinical trial that was completed in March 2017. This increase included an increase of approximately $6.9 million attributable to fees paid to our third-party CRO and an increase of approximately $1.2 million attributable to fees paid related to drug product and drug supply manufacturers for the year ended December 31, 2018 as part of our Phase 3 clinical trial.

Patent Costs

Patent costs were approximately $204,000 and $250,000 for the years ended December 31, 2018 and 2017, respectively, representing a decrease of approximately $46,000, or (18%). The primary reason for the decrease is that our costs and expenses related to the maintenance of patent rights, the prosecution of patents, the application for the issuance of patents, as well as the preparation to file national Phase applications in certain foreign countries was higher in 2017 than 2018.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.6 million, or 14%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in general and administrative expenses was mainly due to an increase in payroll expenses of approximately $0.4 million, an increase of approximately $0.2 million in state taxes resulting from our 1-for-10 reverse stock split, and an increase of approximately $0.1 million each for insurance expense and board compensation expense, partially offset by a decrease in stock-based compensation expense of approximately $0.3 million during the year ended December 31, 2018.

Other Income

Interest income increased by approximately $87,000, or 215%, during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to greater weighted-average cash and short-term investment balances and our investing in higher-yielding short-term marketable debt securities in 2018.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of December 31, 2018, we had an accumulated deficit of approximately $70.2 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At December 31, 2018, we had investments in marketable debt securities of approximately $7.0 million, working capital of approximately $9.3 million and cash and cash equivalents of approximately $7.8 million. We have not generated any product revenues and have not achieved profitable operations.

Aspire Capital Common Stock Purchase Agreement

On May 4, 2017, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which we amended and restated on March 29, 2019 (as amended and restated, the “Aspire Purchase Agreement”). We were not required to pay a commitment fee to Aspire Capital to affect the amendment to the Aspire Purchase Agreement. We have not made any sales to Aspire under the Aspire Purchase Agreement as of March 29, 2019. The Aspire Purchase Agreement provides access to us of up to an aggregate of $6.5 million in proceeds through the sale of shares of our common stock through March 31, 2021.

Under the Aspire Purchase Agreement, on any trading day we select, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per trading day (which could be increased by as much as an additional 2,000,000 shares per trading day by mutual agreement), up to an aggregate of $6,500,000 of our common stock, at a per share price (the “Purchase Price”) equal to the lesser of:

●	the lowest sale price of our common stock on the sale date; or

●	the arithmetic average of the three lowest closing sale prices for our common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date.

The aggregate purchase price payable by Aspire Capital on any one purchase date cannot exceed $500,000, unless otherwise mutually agreed.

In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares and our stock price is not less than $0.25 per share, we can also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by us. The purchase price per share pursuant to such VWAP Purchase Notice was generally 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

We have the right to deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the agreement, so long as the most recent purchase had been completed.

We are prohibited from affecting any sales under the Aspire Purchase Agreement on any date where the closing sale price of our common stock is less than $0.25. There are no trading volume requirements or restrictions under the Aspire Purchase Agreement, and we control the timing and amount of sales of our common stock to Aspire Capital.

Under the terms of the Aspire Purchase Agreement, the number of shares that can be sold to Aspire Capital is limited to 1,807,562 (the “Exchange Cap”), which represented 19.99% of our outstanding shares of common stock as of March 29, 2019, the date the agreement was amended and restated, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market was obtained to issue more than 19.99%. This limitation would not apply if, at any time the Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the Aspire Purchase Agreement was equal to or greater than $0.86 (the “Minimum Price”), which was the closing price of our common stock immediately preceding the signing of the agreement. We are not required or permitted to issue any shares of common stock under the Aspire Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the NASDAQ Capital Market.

We expect to use the Aspire facility to complement, rather than replace, other financing that may be required during the next twelve months to continue our operations and support our capital needs.

October 2017 Public Offering

In October 2017, we closed a public offering of (i) 3,455,000 Class A Units consisting of 3,455,000 shares of our common stock and warrants to purchase 3,455,000 shares of our common stock with a five-year term and an exercise price of $4.40 per share , at a public offering price of $4.00 per unit, and (ii) 9,180 Class B Units consisting of 9,180 shares of our Series A Convertible Preferred stock, with a stated value of $1,000, and convertible into an aggregate of 2,295,000 shares of our common stock, and warrants to purchase 2,295,000 shares of our common stock with a five-year term and an exercise price of $4.40 per share, at a public offering price of $1,000 per unit. We received approximately $21.0 million in net proceeds from this offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration Number 333-219147).

November 2018 Private Placement Financing

On November 5, 2018, we closed a private placement (“PIPE financing”) with certain institutional investors, a key vendor and a member of our board of directors. Net proceeds from the PIPE financing were approximately $5.5 million, after deducting placement agent fees and other offering expenses. The securities that we sold consisted of 6,000 shares of our newly designated class of Series B convertible preferred stock, with a stated value of $1,000 per share and an initial conversion price per share of $1.30 (subject to customary adjustment for stock dividends and stock splits). In addition, each investor received a warrant to purchase a number of shares of common stock equal to one-half of the number of shares of common stock into which their Series B convertible preferred stock is initially convertible. The warrants are exercisable immediately for a five-year period and have an exercise price of $1.30 per share (subject to customary adjustment for stock dividends and stock splits). Certain investors in the PIPE financing who at the time of closing of the PIPE financing owned shares of our Series A convertible preferred stock, exchanged, on a 1-for-1 basis, their shares of Series A convertible preferred stock for shares of our newly designated class of Series C convertible preferred stock, with a stated value of $1,000 per share and convertible into shares of our common stock at an initial conversion price per share of $1.64 (subject to customary adjustment for stock dividends and stock splits).

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Year Ended December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(13,332,927)	$(7,397,912)
Investing activities	(6,970,999)	(7,678)
Financing activities	5,484,214	22,991,279
Net (decrease) increase in cash	$(14,819,712)	$15,585,689

Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $13.3 million during the year ended December 31, 2018 compared to $7.4 million during the year ended December 31, 2017. The increase in cash used in operating activities was driven primarily by the initiation of our much larger scale Phase 3 clinical trial in June 2018, as compared to our Phase 2b clinical trial that was completed in March 2017.

Investing Activities

Net cash used in investing activities of was approximately $7.0 million and $8,000 during the years ended December 31, 2018 and 2017. These expenditures were mostly related to our investment in marketable debt securities and for furniture and equipment used in our business.

Financing Activities

Net cash provided by financing activities was approximately $5.5 million during the year ended December 31, 2018 compared to $23.0 million during the year ended December 31, 2017. Cash provided by financing activities in 2018 came from proceeds from the November 2018 private placement financing and cash provided by financing activities in 2017 came from proceeds from the October 2017 public offering.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, together with interest and any proceeds received from our sale of shares of common stock to Aspire Capital in the future pursuant to the Amended Aspire Agreement, will enable us to fund our operating expenses and capital expenditure requirements through 2019.

Our future capital requirements will depend on many factors, including:

●	the ability of RP-G28 and any other product candidate that we may develop in the future to progress through clinical development successfully;

●	the outcome, costs and timing of seeking and obtaining FDA approval;

●	the willingness of the EMA or other regulatory agencies outside the United States to accept our Phase 3 trials of RP-G28, as well as our other completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of RP-G28 in the European Union for the reduction of symptoms associated with LI in patients;

●	our need to expand our research and development activities;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;

●	market acceptance of RP-G28 and any other product candidate that we may develop in the future;

●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the effect of competing technological and market developments;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future; and

●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

Master Services Agreement

In May 2018, we entered into an Amended and Restated Master Services Agreement (“Service Agreement”) with a CRO, pursuant to which the CRO will perform certain services related to the management and execution of certain clinical trials involving our lead product candidate, RP-G28. The Services Agreement supersedes the Master Service Agreement, dated August 30, 2016, that we entered into with the CRO. The precise services to be performed by the CRO under the Services Agreement will be mutually agreed upon by the parties in writing and set forth in one or more task orders. We are not obligated to purchase any minimum or specific volume or dollar amount of services under the Services Agreement.

The term of the Services Agreement is four years from the effective date of the Service Agreement unless earlier terminated. We may terminate the Services Agreement or any task without cause immediately upon giving the CRO notice of such termination. The CRO may, with advance notice to us, terminate a task order if we have materially defaulted on our obligations under the Services Agreement or any task order and have not cured such material default, as described in the Services Agreement.

Clinical Supply and Cooperation Agreement with Ricerche Sperimentali Montale (“Ricerche”) and Inalco SpA (“Inalco”)

Under the terms of the Supply Agreement with RSM, we are required to pay RSM $400,000 within 10 days following FDA approval of an NDA for the first product owned or controlled by us using Improved GOS as its active pharmaceutical ingredient.

Lease Agreement

We lease office space for our headquarters in California. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. We paid $9,733 per month in base rent with normal escalations until November 2018, after which our monthly payment increased to $10,023 per month and will increase to $10,325 per month from November 2019 to October 2020. The base rent payments do not include our proportionate share of any operating expenses, including real estate taxes. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. We will recognize rent expense on a straight-line basis over the lease term.

Rent expense, recognized on a straight-line basis, was approximately $118,000 and $115,000 for the years ended December 31, 2018 and 2017, respectively, and is recorded in general and administrative expenses in the accompanying statements of operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use (“ROU”) assets and corresponding lease liabilities on its balance sheets and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides for an alternative transition method by allowing companies to continue to use the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of the new leases standard and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented.

We will elect the available package of practical expedients, but not the hindsight practical expedient, and implemented internal controls to enable the preparation of financial information on adoption as of January 1, 2019.

The standard will have a material impact on our balance sheets but will not have an impact on our statements of operations. The most significant impact will be the recognition of an ROU asset and lease liability for our sole operating lease—we have no finance leases. Adoption of the standard will not require us to restate previously reported results as we will elect to apply a modified retrospective approach at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), an amendment that modifies the measurement recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for annual periods after December 15, 2018. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the passing of H.R. 1/Public Law No. 115-97, commonly known as the Tax Cuts and Jobs Act (the “Act”) and requires certain disclosures about stranded tax effects. The amendments in ASU No. 2018-02 are effective beginning in 2019, with early adoption permitted, and may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. Federal corporate tax rate in the Act is recognized. We do not expect the adoption of this guidance will have an impact on our financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50 Equity—Equity-Based Payments to Non-Employees. The amendments in ASU No. 2018-07 are effective for us beginning in 2020, with early adoption permitted, but no earlier than a company’s adoption date of Topic 606 Revenue from Contracts with Customers. We are currently assessing the impact and timing of adopting this guidance on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheets must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. However, as provided for by the SEC in Q&A 105.09, we will defer presenting our analysis of stockholders’ equity in our quarterly report on Form 10-Q until the fiscal quarter ended March 31, 2019. We do not expect the adoption of SEC Release No. 33-10532 to have a material impact on our financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted ASU 2016-01 in the first quarter of 2018. The adoption of this new standard did not have a material impact on our financial statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and is effective for us for the year ending December 31, 2018. We adopted ASU 2016-15 on January 1, 2018 and it did not have a material impact on our financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. We adopted this guidance in the current quarter, effective October 1, 2017. As a result, the warrants issued on October 3, 2017, in connection with the October 2017 Public Offering, were equity-classified.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” or ASU 2017-04. ASU 2017-04 allows companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance as of October 1, 2018 and there was no impact on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation – Scope of Modification Accounting” or ASU 2017-09. ASU 2017-09 provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard was effective for fiscal years beginning after December 15, 2017. We adopted the guidance effective January 1, 2018. There was no impact upon adoption.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amended various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Act, which became effective for us on January 1, 2018. We have evaluated the potential impacts of SAB 118 and have applied this guidance to our financial statements and related disclosures in 2018. For additional information on SAB 118 and the impacts of the Act on our condensed financial statements and related disclosures, see Note 7. Income Taxes in the notes to the financial statements.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide a reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018, the end of our most recent fiscal year.

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

Item 9B. Other Information

On May 4, 2017, we entered into a common stock purchase agreement with Aspire Capital, which we amended and restated on March 29, 2019 (as amended and restated, the “Aspire Purchase Agreement”). We were not required to pay a commitment fee to Aspire Capital to affect the amendment to the Aspire Purchase Agreement. We have not made any sales to Aspire under the Aspire Purchase Agreement as of March 29, 2019. The Aspire Purchase Agreement provides access to us of up to an aggregate of $6.5 million in proceeds through the sale of shares of our common stock through March 31, 2021.

See “Aspire Capital Common Stock Purchase Agreement” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report for additional information regarding the terms of the Amended Aspire Agreement.

The foregoing description of the Aspire Purchase Agreement is qualified in its entirety by reference to the full text of the Aspire Purchase Agreement, which is filed as Exhibit 10.44 to this Annual Report and is incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

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

(a)(3) Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Amended and Restated Bylaws of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.2	7/1/2015

3.5	Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-37428	3.1	10/4/2017

3.6	Certificate of Designation of Series B Convertible Preferred Stock	10-Q	001-37428	3.1	11/9/2018

3.7	Certificate of Designation of Series C Convertible Preferred Stock	10-Q	001-37428	3.2	11/9/2018

4.1	Form of Common Stock Certificate of Ritter Pharmaceuticals, Inc.	8-K	001-37428	4.1	3/22/2018

4.2	Amended and Restated Investors’ Rights Agreement, dated as of November 17, 2010, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.2	3/23/2015

4.3	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated as of January 13, 2011, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.3	3/23/2015

4.4	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement, dated as of February 6, 2012, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.4	3/23/2015

4.5	Amendment No. 3 to the Amended and Restated Investors’ Rights Agreement, dated as of December 4, 2014, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-202924	4.5	3/23/2015

4.6	Amendment No. 4 to the Amended and Restated Investors’ Rights Agreement, by and among Ritter Pharmaceuticals, Inc. and the persons and entities named therein	S-1	333-208818	4.6	12/31/2015

4.7	Form of Common Stock Purchase Warrant	S-1	333-208818	4.7	12/31/2015

4.8	Form of Representative’s Warrant Agreement	S-1/A	333-202924	4.7	5/8/2015

4.9	Registration Rights Agreement, dated May 4, 2017, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	4.1	5/9/2017

4.10	Warrant Agency Agreement by and between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate	8-K	001-37428	4.1	10/4/2017

4.11	First Amendment to Warrant Agency Agreement by and between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc.	8-K	001-37428	4.1	5/7/2018

4.12	Registration Rights Agreement, by and among Ritter Pharmaceuticals, Inc. and the Purchasers signatory thereto, dated October 30, 2018	10-Q	001-37428	10.5	11/9/2018

10.1	Offer Letter, dated December 2, 2014, by and between Michael D. Step and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.2	5/8/2015

10.2+	Executive Compensation Plan	S-1	333-202924	10.3	5/8/2015

10.3+	Executive Severance & Change in Control Agreement, dated October 1, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.4	5/8/2015

10.4+	2015 Equity Incentive Plan	S-8	333-207709	99.3	10/30/15

10.5+	Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	6/6/2016

10.6+	Second Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	6/6/2017

10.7+	Third Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	9/15/2017

10.8+	Form of Notice of Grant of Stock Option under the 2015 Equity Incentive Plan	S-8	333-207709	99.4	10/30/15

10.9+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.8	5/8/2015

10.10*+	Form of Performance Restricted Stock Unit Award Agreement

10.11+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.9	5/8/2015

10.12+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	S-1	333-202924	10.10	5/8/2015

10.13+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.11	5/8/2015

10.14+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.12	5/8/2015

10.15+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.13	5/8/2015

10.16+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.14	5/8/2015

10.17+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.15	5/8/2015

10.18+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.16	5/8/2015

10.19	Research and Development Agreement & License, dated November 30, 2010, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.17	5/8/2015

10.20	Amendment No. 1 to Research and Development Agreement & License, dated July 6, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.18	5/8/2015

10.21	Amendment No. 2 to Research and Development Agreement & License, dated September 30, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.19	5/8/2015

10.22	Amendment No. 3 to Research and Development Agreement & License, dated February 6, 2012, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.20	5/8/2015

10.23	Amendment No. 4 to Research and Development Agreement & License, dated November 4, 2013, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.21	5/8/2015

10.24	Put and Call Option Agreement, dated November 30, 2010, by and between Kolu Pohaku Technologies, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.22	5/8/2015

10.25+	Form of Indemnification Agreement between Ritter Pharmaceuticals, Inc. and each of its directors and executive officers	S-1/A	333-202924	10.29	4/24/2015

10.26	Clinical Supply and Operation Agreement, dated December 16, 2009, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.30	4/24/2015

10.27	Amendment 1 to the Clinical Supply and Cooperation Agreement, dated September 25, 2010, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.31	4/24/2015

10.28+	Amended and Restated Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.5	8/14/2018

10.29+	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.2	8/12/2015

10.30+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.3	8/12/2015

10.31+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.4	8/12/2015

10.32	Lease Agreement, dated July 9, 2015, between the Company and Century Park	10-Q	001-37428	10.1	11/10/2015

10.33	Amendment No. 2 to Clinical Supply and Cooperation Agreement, effective July 24, 2015, between Ritter Pharmaceuticals, Inc., Ricerche Sperimentali Montale SpA, and Inalco SpA	10-Q	001-37428	10.2	11/10/2015

10.34+	Letter of Agreement, dated October 20, 2015 between Ritter Pharmaceuticals, Inc. and Chord Advisors, LLC	10-Q	001-37428	10.4	11/10/2015

10.35	Common Stock Purchase Agreement, dated May 4, 2017, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC	8-K	001-37428	10.1	5/9/2017

10.36	Amended and Restated Master Services Agreement, dated May 1, 2018, by and between Ritter Pharmaceuticals, Inc. and Medpace, Inc.	8-K	001-37428	10.1	5/7/2018

10.37	Offer Letter with John W. Beck, dated May 23, 2018	8-K	001-37428	10.1	5/29/2018

10.38	Executive Severance and Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and John W. Beck, effective May 24, 2018	8-K	001-37428	10.2	5/29/2018

10.39	Agreement and General Release, dated June 26, 2018, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	8-K	001-37428	10.1	7/2/2018

10.40	Consulting Agreement, effective June 27, 2018, by and between Ritter Pharmaceuticals, Inc. and Michael D. Step	8-K	001-37428	10.2	7/2/2018

10.41	Securities Purchase Agreement, by and among Ritter Pharmaceuticals, Inc. and the Purchasers signatory thereto, dated October 30, 2018	10-Q	001-37428	10.3	11/9/2018

10.42	Form of Common Stock Purchase Warrant	10-Q	001-37428	10.4	11/9/2018

10.43	Placement Agency Agreement, by and between Ritter Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners, dated October 30, 2018	10-Q	001-37428	10.6	11/9/2018

10.44*	Amended and Restated Common Stock Purchase Agreement, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC, dated March 29, 2019

23.1*	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RITTER PHARMACEUTICALS, INC.

By:	/s/ John W. Beck
Name:	John W. Beck
Title:	Principal Financial Officer and Principal Accounting Officer

Date: April 1, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Ritter, Ira E. Ritter and John W. Beck, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 1, 2019 in the capacities indicated.

Signature	Title	Date

/s/ Andrew J. Ritter	Chief Executive Officer and Director	April 1, 2019
Andrew J. Ritter	(Principal Executive Officer)

/s/ John W. Beck	Chief Financial Officer	April 1, 2019
John W. Beck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ira E. Ritter	Executive Chairman, Chief Strategic Officer	April 1, 2019
Ira E. Ritter	and Director

/s/ Michael D. Step	Director	April 1, 2019
Michael D. Step

/s/ Noah Doyle	Director	April 1, 2019
Noah Doyle

/s/ Matthew W. Foehr	Director	April 1, 2019
Matthew W. Foehr

/s/ Paul V. Maier	Director	April 1, 2019
Paul V. Maier

/s/ William M. Merino	Director	April 1, 2019
William M. Merino

67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RITTER PHARMACEUTICALS, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ritter Pharmaceuticals (“Company”) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Orange County, CA
March 29, 2019

RITTER PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$7,812,259	$22,631,971
Accrued interest receivable	54,456	―
Investment in marketable securities	6,988,780	―
Prepaid expenses	421,522	167,400
Total current assets	15,277,017	22,799,371
Other assets	22,725	10,326
Property and equipment, net	20,160	23,873
Total Assets	$15,319,902	$22,833,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,512,316	$2,237,579
Accrued expenses	1,407,843	454,252
Other liabilities	13,359	15,757
Total current liabilities	5,933,518	2,707,588

Stockholders’ equity
Series A preferred stock, $0.001 par value; 15,000,000 shares authorized; 4,080 and 9,140 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2,289,324	5,128,536
Series B preferred stock, $0.001 par value; 6,000 shares authorized; 5,608 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	3,906,931	―
Series C preferred stock, $0.001 par value; 1,880 shares authorized; 1,880 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,880,000	―
Common stock, $0.001 par value; 225,000,000 and 25,000,000 shares authorized; 6,036,562 and 4,940,652 shares issued and outstanding as of December 31, 2018 and 2017, respectively	6,037	4,940
Additional paid-in capital	71,505,160	68,323,940
Accumulated other comprehensive loss	(923)	―
Accumulated deficit	(70,200,145)	(53,331,434)
Total stockholders’ equity	9,386,384	20,125,982
Total Liabilities and Stockholders’ Equity	$15,319,902	$22,833,570

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2018	2017
Operating costs and expenses:
Research and development	$11,366,117	$2,874,184
Patent costs	204,396	250,372
General and administrative	5,425,033	4,777,902
Total operating costs and expenses	16,995,546	7,902,458
Operating loss	$(16,995,546)	$(7,902,458)

Other income (expense):
Interest income	126,835	40,227
Other expense	―	(1,627)
Total other income	126,835	38,600
Net loss	$(16,868,711)	$(7,863,858)

Other comprehensive loss:
Unrealized loss on debt securities	(923)	―
Comprehensive loss	$(16,869,634)	$(7,863,858)

Net Loss	(16,868,711)	(7,863,858)
Deemed dividend of preferred stock	(2,537,844)	(3,111,020)
Net loss applicable to common stockholders	$(19,406,555)	$(10,974,878)
Net loss per common share – basic and diluted	$(3.66)	$(4.95)

Weighted average common shares outstanding – basic and diluted	5,304,667	2,214,951

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Common Stock		Paid-in	Accumulated	Other Comprehensive		Total Stockholders’
	Shares	Amount		Shares	Amount		Shares	Amount		Shares	Amount	Capital	Deficit	Loss		Equity
Balance at December 31, 2016	―	$	―	―	$	―	―	$	―	1,161,920	$1,162	$49,603,487	$(45,467,576)	$	―	$4,137,073
Issuance of shares upon follow-on offering	9,180		5,150,980	―		―	―		―	3,453,987	3,454	17,844,220	―		―	22,998,654
Commissions and offering costs of follow-on offering	―		―	―		―	―		―	―	―	(2,038,471)	―		―	(2,038,471)
Issuance of shares under common stock purchase agreement	―		―	―		―	―		―	313,732	314	1,996,862	―		―	1,997,176
Stock-based compensation	―		―	―		―	―		―	―	―	895,498	―		―	895,498
Conversion of series A preferred shares	(40)		(22,444)	―		―	―		―	10,000	10	22,344	―		―	(90)
Net loss	―		―	―		―	―		―	―	―	―	(7,863,858)		―	(7,863,858)
Balance at December 31, 2017	9,140		$5,128,536	―	$	―	―	$	―	4,939,639	$4,940	$68,323,940	$(53,331,434)	$	―	$20,125,982

Payout to shareholders for fractional shares	―		―	―		―	―		―	―	―	(3,256)	―		―	(3,256)
Issuance of Series B preferred shares upon closing of private placement	―		―	6,000		4,570,848	―		―	―	―	792,037	―		―	5,362,885
Commissions and offering costs of private placement	―		―	―		(390,449)	―		―	―	―	(122,081)	―		―	(512,530)
Deemed dividend of preferred stock	(1,880)		(1,054,886)	―		―	1,880		1,880,000	―	―	(188,000)	―		―	637,114
Stock-based compensation	―		―	―		―	―		―	―	―	645,823	―		―	645,823
Conversion of Series A preferred shares into common stock	(3,180)		(1,784,326)	―		―	―		―	795,000	795	1,783,531	―		―	―
Conversion of Series B preferred shares into common stock	―		―	(392)		(273,468)	―		―	301,923	302	273,166	―		―	―
Unrealized loss on investment in marketable debt securities	―		―	―		―	―		―	―	―	―	―		(923)	(923)
Net loss	―		―	―		―	―		―	―	―	―	(16,868,711)		―	(16,868,711)
Balance at December 31, 2018	4,080		$2,289,324	5,608		$3,906,931	1,880		$1,880,000	6,036,562	$6,037	$71,505,160	$(70,200,145)		$(923)	$9,386,384

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(16,868,711)		$(7,863,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,721		5,720
Stock-based compensation	645,823		895,498
Loss on disposal of equipment	―		1,627
Settlement of accounts payable	(893,823)		―
Amortization of discount on available-for-sale debt securities	(19,789)		―
Unrealized loss on investment in marketable debt securities	(923)		―
Changes in operating assets and liabilities:
Accrued interest receivable	(54,456)		―
Prepaid expenses and other assets	(254,122)		(10,648)
Other assets	(12,399)		―
Accounts payable	3,168,559		341,211
Accrued expenses	953,591		(768,483)
Other liabilities	(2,398)		1,021
Net cash used in operating activities	(13,332,927)		(7,397,912)

Cash flows from investing activities
Purchase of property and equipment	(2,008)		(7,678)
Purchase of investment in marketable securities	(6,968,991)		―
Net cash used in investing activities	(6,970,999)		(7,678)

Cash flows from financing activities
Proceeds from the issuance of preferred shares upon closing of private placement	6,000,000		―
Commission and issuance costs of private placement	(512,530)		―
Proceeds from the issuance of shares upon closing of follow-on offering	―		23,029,750
Commission and issuance costs of follow-on offering	―		(2,038,471)
Proceeds from the issuance of shares from common stock purchase agreement	―		2,000,000
Payout to shareholders for fractional shares	(3,256)		―
Net cash provided by financing activities	5,484,214		22,991,279

Net (decrease) increase in cash and cash equivalents	(14,819,712)		15,585,689

Cash and cash equivalents at beginning of period	22,631,971		7,046,282
	$7,812,259		$22,631,971

Supplemental disclosure of cash flow activities:
Cash paid for taxes	$2,233		$800

Supplemental disclosure of non-cash financing activities:
Deemed dividend on preferred stock	$2,537,844		$3,111,020
Conversion of Series A and Series B preferred stock to common stock	$2,057,794	$	―
Conversion of Series A preferred stock to Series C preferred stock	$1,880,000	$	―

The accompanying notes are an integral part of these financial statements.

RITTER PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND PRINCIPAL ACTIVITIES

Ritter Pharmaceuticals, Inc. (“Ritter” or the “Company”) is a Delaware corporation headquartered in Los Angeles, California. The Company was formed as a Nevada limited liability company in March 2004, under the name Ritter Natural Sciences, LLC, and converted into a Delaware corporation in September 2008.

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat digestive disorders and gastrointestinal diseases. The Company’s lead product candidate, RP-G28, is an orally administered, high purity galacto-oligosaccharide, currently in Phase 3 clinical development for the treatment of lactose intolerance (“LI”), a condition that affects millions of people worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the Food and Drug Administration (“FDA”) for the treatment of LI. The Company is further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including gastrointestinal diseases, cancer, metabolic, and liver diseases. The Company intends to expand its product pipeline and create added value in the future by evaluating RP-G28 in other indications, developing additional products based on its underlying, microbiome-modulating technology or in-licensing complementary products to treat these, or other, conditions.

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

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. The Company had net losses of approximately $16.9 million and $7.9 million for the years ended December 31, 2018 and 2017, respectively, and had net cash used in operating activities of approximately $13.3 million and $7.4 million, for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Company had working capital of approximately $9.3 million, an accumulated deficit of approximately $70.2 million, cash and cash equivalents of approximately $7.8 million and investment in short-term marketable debt securities of $7.0 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash consists of amounts held in financial institutions and consists of immediately available fund balances. The funds are maintained at stable financial institutions, generally at amounts in excess of federally insured limits. Cash equivalents include money market funds and held-to-maturity securities with a maturity date of 90 days or less. As of December 31, 2018, cash and cash equivalents consisted of bank deposits, cash and investments in money market funds and held-to-maturity securities. The Company has not realized any losses.

Investment in Marketable Securities

Investment in Marketable Securities is held in a custodial account at a financial institution and managed by the Company’s capital advisors based on the Company’s investment guidelines. All of the Company’s investments in marketable securities are classified as available-for-sale debt securities and are carried at fair value. Interest on these securities, as well as the amortization of discounts and premiums, is included in interest income in the Statements of Operations. The unrealized gains and losses on these securities are excluded from earnings and reported in other comprehensive income until realized, except when it considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale debt securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property Plant and Equipment. When indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. No such impairments have been recognized during the years ended December 31, 2018 or 2017.

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

Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that it estimates it would receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 - Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2 - Inputs other than quoted prices that are observable for the assets or liability either directly or indirectly, including inputs in markets that are not considered to be active;

Level 3 - Inputs that are unobservable.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the year ended December 31, 2018.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
	Level 1	Level 2		Level 3		Total

December 31, 2018
Assets:
Cash and money market fund	$2,353,825	$	―	$	―	$2,353,825
Corporate debt securities	―		6,908,710		―	6,908,710
Commercial paper	―		2,979,213		―	2,979,213
Total assets	$2,353,825		$9,887,923	$	―	$12,241,748

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

The investments are classified as available-for-sale debt securities. At December 31, 2018, the balance in the Company’s accumulated other comprehensive loss was comprised primarily of activity related to the Company’s available-for-sale debt securities and some activity related to held-to-maturity debt securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities for the years ended December 31, 2018 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the year. The Company has a limited number of available-for-sale debt securities in insignificant loss positions as of December 31, 2018, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale debt securities at December 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$4,010,003	$27	$(463)	$4,009,567
Commercial paper	2,979,583	72	(442)	2,979,213
Total available-for-sale debt securities	$6,989,586	$99	$(905)	$6,988,780

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

Net Loss Per Share

The Company determines basic net loss per share and diluted net loss per share in accordance with the provisions of ASC 260, “Earnings per Share.” Basic net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Stock Plan (described in Note 8), Series A, Series B and Series C Convertible Preferred Stock (described in Note 6) and warrants on the Company’s common stock (described in Notes 6 and 7) were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at a comprehensive loss. For the years ended December 31, 2018 and 2017, comprehensive loss comprised of unrealized losses on investments in available-for-sale debt securities and held-to-maturity debt securities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize ROU assets and corresponding lease liabilities on its balance sheets and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides for an alternative transition method by allowing companies to continue to use the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of the new leases standard and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented.

The Company will elect the available package of practical expedients, but not the hindsight practical expedient, and implemented internal controls to enable the preparation of financial information on adoption as of January 1, 2019.

The standard will have a material impact on the Company’s balance sheets but will not have an impact on its statements of operations. The most significant impact will be the recognition of a ROU asset and lease liability for the Company’s sole operating lease—the Company has no finance leases. Adoption of the standard will not require the Company to restate previously reported results as it will elect to apply a modified retrospective approach at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), an amendment which modifies the measurement recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for annual periods after December 15, 2018. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the passing of H.R. 1/Public Law No. 115-97, commonly known as the Tax Cuts and Jobs Act (the “Act”) and requires certain disclosures about stranded tax effects. The amendments in ASU No. 2018-02 are effective beginning in 2019, with early adoption permitted, and may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. Federal corporate tax rate in the Act is recognized. The Company does not expect the adoption of this guidance will have an impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50 Equity—Equity-Based Payments to Non-Employees. The amendments in ASU No. 2018-07 are effective for the Company beginning in 2020, with early adoption permitted, but no earlier than a company’s adoption date of Topic 606 Revenue from Contracts with Customers. The Company is currently assessing the impact and timing of adopting this guidance on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheets must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. However, as provided for by the SEC in Q&A 105.09, the Company will defer presenting its analysis of stockholders’ equity in its quarterly report in Form 10-Q until its quarter ended March 31, 2019. The Company does not expect the adoption of SEC Release No. 33-10532 to have a material impact on its financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted ASU 2016-01 in the first quarter of 2018. The adoption of this new standard did not have a material impact on the Company’s financial statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and is effective for the Company for the year ending December 31, 2018. The Company adopted ASU 2016-15 on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company adopted this guidance in the current quarter, effective October 1, 2017. As a result, the warrants issued on October 3, in connection with the October 2017 Public Offering, were equity-classified.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” or ASU 2017-04. ASU 2017-04 allows companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance as of October 1, 2018 and there was no impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation – Scope of Modification Accounting” or ASU 2017-09. ASU 2017-09 provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard was effective for fiscal years beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. There was no impact upon adoption.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amended various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Act, which became effective for the Company on January 1, 2018. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its financial statements and related disclosures in 2018. For additional information on SAB 118 and the impacts of the Act on the Company’s condensed financial statements and related disclosures, see Note 7. Income Taxes in the notes to the financial statements.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	December 31, 2018	December 31, 2017
Computer equipment	5 years	$15,589	$13,582
Furniture and fixtures	7 years	19,158	19,158
Total property and equipment		34,747	32,740
Accumulated depreciation		(14,587)	(8,867)
Property and equipment, net		$20,160	$23,873

Depreciation expense of approximately $5,700 was recognized for each of the years ended December 31, 2018 and 2017, and is classified in general and administrative expense in the accompanying Statements of Operations.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Master Services Agreement

In May 2018, the Company entered into an Amended and Restated Master Services Agreement (“Service Agreement”) with a clinical research organization (“CRO”), pursuant to which the CRO will perform certain services related to the management and execution of certain clinical trials involving the Company’s lead product candidate, RP-G28. The Services Agreement supersedes the Master Service Agreement, dated August 30, 2016, by and between the Company and the CRO. The precise services to be performed by the CRO under the Services Agreement will be mutually agreed upon by the parties in writing and set forth in one or more task orders. The Company is not obligated to purchase any minimum or specific volume or dollar amount of services under the Services Agreement.

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

Lease Agreement

In July 2015, the Company entered into a lease with Century Park, a California limited partnership, pursuant to which we are leasing approximately 2,780 square feet of office space in Los Angeles, California for our headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. We paid no rent for the first month of the term and will pay base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve-month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include our proportionate share of any operating expenses, including real estate taxes. We have the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term. We will recognize rent expense on a straight-line basis over the lease term.

Rent expense, recognized on a straight-line basis, was approximately $118,000 and $115,000 for the years ended December 31, 2018 and 2017, respectively, and is recorded in general and administrative expenses in the accompanying statements of operations.

The following table summarizes our lease obligations at December 31, 2018:

LEASE COMMITMENTS
Years ended December 31,	Operating Lease
2019	$120,898
2020	103,254
Total minimum lease payments	$224,152

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

NOTE 6— STOCKHOLDERS’ EQUITY

Authorized Shares

In September 2017, the Company amended its Amended and Restated Certificate of Incorporation to authorize the issuance of up to 225,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, $0.001 par value per share.

All common share amounts and per share amounts were retroactively restated to reflect a 1-for-10 reverse stock split that was effective March 23, 2018.

As of December 31, 2018, the Company had 6,036,562 shares of common stock, 4,080 shares of Series A convertible preferred stock, 5,608 shares of Series B convertible preferred stock and 1,880 shares of Series C convertible preferred stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Each share of Series A preferred stock is convertible by the holder at $4.00 per share; subject to adjustment for stock splits, stock dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. Each share of Series B preferred stock is convertible by the holder at $1.30 per share; subject to customary adjustment in the event of future stock dividends and stock splits. Each share of Series C preferred stock is convertible by the holder at $1.64 per share; subject to customary adjustment in the event of future stock dividends and stock splits. Holders are entitled to receive, and the Company shall pay, dividends on outstanding shares of Series A preferred stock, on an as-if-converted-to-common-stock basis, equal to and in the same form as dividends actually paid on outstanding common shares when, as and if such dividends are paid on outstanding common shares. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A, Series B and Series C preferred stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series A, Series B and Series C preferred stock were fully converted to common stock, which amounts shall be paid pari passu with all common stockholders. Holders of Series A, Series B and Series C preferred stock have no voting rights. However, as long as any shares of Series A, Series B and Series C preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A, Series B and Series C preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series A, Series B and Series C preferred stock or alter or amend the applicable Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A, Series B and Series C preferred stock, (c) increase the number of authorized shares of Series A, Series B and Series C preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

Aspire Capital Common Stock Purchase Agreement

On May 4, 2017, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which the Company and Aspire amended and restated on March 29, 2019 (as amended and restated, the “Aspire Purchase Agreement”). The Aspire Purchase Agreement was amended and restated to adjust certain provisions to improve the Company’s access to funding under the agreement. The Company was not required to pay a commitment fee to Aspire Capital to affect the amendment to the Aspire Purchase Agreement. The Company has not made any sales to Aspire under the Aspire Purchase Agreement as of March 29, 2019. The Aspire Purchase Agreement provides access to the Company of up to an aggregate of $6.5 million in proceeds through the sale of shares of its common stock through March 31, 2021.

Under the Aspire Purchase Agreement, as amended, on any trading day the Company selects,it has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of its common stock per trading day (which could be increased by as much as an additional 2,000,000 shares per trading day by mutual agreement), up to an aggregate of $6,500,000 of its common stock, at a per share price (the “Purchase Price”) equal to the lesser of: (i) the lowest sale price of the Company’s common stock on the sale date, or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date. The aggregate purchase price payable by Aspire Capital on any one purchase date cannot exceed $500,000, unless otherwise mutually agreed. In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares and its stock price is not less than $0.25 per share, the Company can also, in its sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of its common stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by the Company. Under the terms of the Aspire Purchase Agreement, the number of shares that can be sold pursuant to Aspire Capital is limited to 1,807,562 (the “Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock as of March 29, 2019, the date the agreement was amended and restated, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market was obtained to issue more than 19.99%. This limitation would not apply if, at any time the Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the Aspire Purchase Agreement was equal to or greater than $0.86 (the “Minimum Price”), which was the closing price of eth Company’s common stock immediately preceding the signing of the agreement. As of March 29, 2019, no shares of common stock have been sold or issued to Aspire Capital under the Aspire Purchase Agreement since May 5, 2017.

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

The warrants initially had an exercise price of $4.40, were exercisable upon issuance and expire five years from the date of issuance. The warrant agreements provide for an adjustment to the number of common shares issuable under the warrants and/or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock; or (c) the Company issues new securities at a price less than the exercise price of the warrants. In November 2018, the Company closed a private placement (“PIPE financing”) at a price per share below the exercise price of the warrants resulting in an adjustment of their exercise price from $4.40 to $1.30. In accordance with ASC 2017-11, the Company treated the value of the effect of this down round as a deemed dividend of $1.6 million recognized on the closing date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

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

The Company early adopted the provisions of ASU 2017-11 in recognizing the warrants. As a result, the exercise price reset provisions were excluded from the assessment of whether the warrants are considered indexed to the Company’s own stock. The warrants otherwise meet the requirements for equity classification, and as such were initially classified in Stockholders’ Equity. The Company will recognize the value of the exercise price reset provision if and when it becomes triggered, by recognizing the value of the effect of the exercise price reset as a deemed dividend and a reduction of income available to common stockholders in computing basic earnings per share.

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

In the nine-month period ended September 30, 2018, holders of 3,180 shares of Series A convertible preferred stock converted their shares of preferred stock into an aggregate of 795,000 shares of common stock at the stated conversion price of $4.00 per share

November 2018 Private Placement Financing

On November 5, 2018, the Company closed a PIPE financing with certain institutional investors, a key vendor and a member of its board of directors. Net proceeds from the PIPE financing were approximately $5.5 million, after deducting placement agent fees and other offering expenses. The securities sold by the Company consisted of 6,000 shares of a newly designated class of Series B convertible preferred stock of the Company, with a stated value of $1,000 per share and an initial conversion price per share of $1.30 (subject to customary adjustment for stock dividends and stock splits) and warrants to purchase an aggregate of 2,307,685 shares of the Company’s common stock. Each investor received a warrant to purchase a number of shares of common stock equal to one half the number of shares of common stock into which their Series B convertible preferred stock is initially convertible. The warrants are exercisable immediately for a five-year period and have an exercise price of $1.30 per share (subject to customary adjustment for stock dividends and stock splits but without the down-round protective provisions of previously issued warrants). The proceeds received in the PIPE financing were allocated to each instrument on a relative fair value basis. Total proceeds of $6.0 million were allocated as follows: $1.4 million to warrants issued and $4.6 million to Series B convertible preferred stock. The allocation resulted in an effective conversion price for the Series B preferred stock that was below the quoted market price of the Company’s common stock on the closing date. As such, the issuance was considered a beneficial conversion feature equal to the intrinsic value of the conversion feature on the closing date, resulting in a deemed dividend for the Series B convertible preferred stock of approximately $0.7 million, recognized on the closing date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

Certain investors in the PIPE financing who at the time of closing of the PIPE financing owned shares of the Company’s Series A convertible preferred stock, exchanged, on a 1 for 1 share basis, their shares of Series A convertible preferred stock for shares of a newly designated class of Series C convertible preferred stock of the Company, with a stated value of $1,000 per share and convertible into shares of the Company’s common stock at an initial conversion price per share of $1.64 (subject to customary adjustment for stock dividends and stock splits), (“the Exchange”). As the Series A convertible preferred stock contained a beneficial conversion feature, the Exchange was considered an extinguishment equal to the excess of (a) the fair value of the consideration transferred to the holders of the Series A convertible preferred stock over (b) the carrying amount of the Series A convertible preferred stock on the Company’s balance sheet plus (c) the amount previously recognized for the beneficial conversion feature, or approximately $0.2 million, which was recognized on the closing date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

NOTE 7 — WARRANTS

Warrants to purchase an aggregate of 8,413,017 shares of the Company’s common stock were outstanding at December 31, 2018. These warrants are all vested and exercisable, have exercise prices ranging from $1.30 to $93.00 per share, with a weighted average exercise price of $1.78, and expire at various dates through November 2023.

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

In June 2017, the stockholders of the Company approved an amendment to the 2015 Plan at the 2017 annual meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 83,800 shares of common stock.

In September 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 2,585,871 shares of common stock. As of December 31, 2018, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 2,750,000, and 2,263,374 shares were available for issuance as of December 31, 2018.

The following represents a summary of the options granted to employees and non-employees that are outstanding at December 31, 2018 and changes during the period then ended:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	254,171	$47.43	$	―	7.3
Options granted	456,718	3.16		―	8.6
Options forfeited	(37,004)	3.90		―	―
Outstanding at December 31, 2018	673,885	19.82		―	8.2
Exercisable at December 31, 2018	290,818	$50.19	$	―	6.9

The exercise price for an option issued under the Plans is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans will vest as determined by the Board of Directors but will not exceed a ten-year period. The weighted average grant date fair value per share of options granted during the year ended December 31, 2018 was $0.90.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (adjusted for 1-for-10 reverse stock split):

	For the year ended December 31,
	2018	2017
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	46.47% - 53.11%	53.08% - 54.08%
Risk-free interest rate	2.46% - 3.07%	1.89% - 2.58%
Term of options	5 - 10	10
Stock price	$1.85 - $3.40	$0.30 - $3.48

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $646,000 and $895,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was approximately $469,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.6 years.

No stock options were exercised during the year ended December 31, 2018 and 2017.

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

NOTE 11 — INCOME TAXES

As of December 31, 2018, the Company has net operating loss carryforwards of approximately $54 million available to reduce future taxable income, if any, for Federal and state income tax purposes. The U.S. federal and state net operating loss carryforwards will begin to expire in 2028.

As of December 31, 2018, the Company has Federal and state research and development credit carryforwards of approximately $2.8 million and $2.3 million, respectively, available to reduce future taxable income, if any, for Federal and state income tax purposes. The Federal credit carryforwards begin to expire in 2029. California credits have no expiration date.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2018. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31,
	2018	2017
Statutory U.S. federal rate	21.0%	34.0%
State income tax, net of federal benefit	7.0%	5.8%
Meals & entertainment	(0.1)%	(0.2)%
Valuation allowance	(27.96)%	(39.76)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$15,108,073	$10,853,800
Patent costs	382,812	325,615
Accrued Vacation	11,516	21,019
Research and development credit	4,314,813	3,047,985
Stock-based compensation	1,903,104	1,722,380
Other	8,495	6,894
Gross deferred tax assets	21,728,813	15,977,693
Valuation allowance	(21,728,813)	(15,977,693)
Net deferred tax assets	$—	$—

The Company did not record any accruals for income tax accounting uncertainties for the years ended December 31, 2018 and 2017.

Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties from inception through December 31, 2018.

The Company does not have any unrecognized tax benefits that will significantly decrease or increase within 12 months of December 31, 2018.

The Company’s major tax jurisdictions are the United States and California. All of the Company’s tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Regarding 2018 federal tax reform, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. For certain deferred tax assets, the Company has recorded a decrease of approximately $5.5 million, with a corresponding adjustment to valuation allowance for the year ended December 31, 2018. There is no impact on the tax expense.

NOTE 12 — SUBSEQUENT EVENT

On May 4, 2017, the Company entered into a common stock purchase agreement with Aspire Capital, which the Company and Aspire amended and restated on March 29, 2019 (as amended and restated, the “Aspire Purchase Agreement”). The Aspire Purchase Agreement was amended and restated to adjust certain provisions to improve the Company’s access to funding under the agreement (see footnote 6).

