Form 10-Q
period 2019-03-31
RITTER PHARMACEUTICALS INC
filed 2019-05-15
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	RTTR	Nasdaq Capital Market

As of May 10, 2019, there were 9,042,330 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,516,748	$7,812,259
Accrued interest receivable	17,393	54,456
Investments in marketable securities	2,765,996	6,988,780
Prepaid expenses	442,208	421,522
Total current assets	8,742,345	15,277,017
Other assets
Right-of-use assets	172,615	―
Other assets	27,259	22,725
Total other assets	199,874	22,725
Property and equipment, net	18,797	20,160
Total Assets	$8,961,016	$15,319,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,133,386	$4,512,316
Accrued expenses	1,814,366	1,407,843
Lease liabilities	113,790	―
Other liabilities	―	13,359
Total current liabilities	4,061,542	5,933,518
Lease liabilities, non-current	70,854	―
Total Liabilities	4,132,396	5,933,518

Stockholders’ equity
Series A preferred stock, $0.001 par value; 15,000,000 shares authorized; 4,080 shares issued and outstanding as of March 31, 2019 and December 31, 2018	2,289,324	2,289,324
Series B preferred stock, $0.001 par value; 6,000 shares authorized; 3,000 and 5,608 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,090,199	3,906,931
Series C preferred stock, $0.001 par value; 1,880 shares authorized; 240 and 1,880 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	240,000	1,880,000
Common stock, $0.001 par value; 225,000,000 shares authorized, 9,042,332 and 6,036,562 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	9,042	6,037
Additional paid-in capital	75,105,378	71,505,160
Accumulated other comprehensive income (loss)	1,511	(923)
Accumulated deficit	(74,906,834)	(70,200,145)
Total stockholders’ equity	4,828,620	9,386,384
Total Liabilities and Stockholders’ Equity	$8,961,016	$15,319,902

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating costs and expenses:
Research and development	$3,574,855	$849,683
Patent costs	48,625	63,088
General and administrative	1,153,577	1,125,891
Total operating costs and expenses	4,777,057	2,038,662

Operating loss	(4,777,057)	(2,038,662)

Other income:
Interest income	71,291	25,972
Total other income	71,291	25,972
Net loss	$(4,705,766)	$(2,012,690)

Other comprehensive income:
Unrealized gain on debt securities	1,511	―
Comprehensive loss	(4,704,255)	(2,012,690)

Net loss per common share – basic and diluted	$(0.58)	$(0.41)

Weighted average common shares outstanding – basic and diluted	8,055,921	4,944,763

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	9,140	$5,128,536	4,940,652	$4,941	$68,323,939	$(53,331,434)	$20,125,982
Conversion of preferred shares into common stock	(320)	(179,555)	80,000	80	179,475	―	―
Stock-based compensation	―	―	―	―	212,608	―	212,608
Net loss	―	―	―	―	―	(2,012,690)	(2,012,690)
Balance at March 31, 2018	8,820	$4,948,981	5,020,652	$5,021	$68,716,022	$(55,344,124)	$18,325,900

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	4,080	$2,289,324	5,608	$3,906,931	1,880	$1,880,000	6,036,562	$6,037	$71,505,160	$(70,200,145)	$(923)	$9,386,384
Stock-based compensation	―	―	―	―	―	―	―	―	146,491	―	―	146,491
Conversion of Series B preferred shares into common stock	―	―	(2,608)	(1,816,732)	―	―	2,005,770	2,005	1,814,727	―	―	―
Conversion of Series C preferred shares into common stock	―	―	―	―	(1,640)	(1,640,000)	1,000,000	1,000	1,639,000	―	―	―
Unrealized gain (loss) on investment in marketable securities	―	―	―	―	―	―	―	―	―	(923)	2,434	1,511
Net loss	―	―	―	―	―	―	―	―	―	(4,705,766)	―	(4,705,766)
Balance at March 31, 2019	4,080	$2,289,324	3,000	$2,090,199	240	$240,000	9,042,332	$9,042	$75,105,378	$(74,906,834)	$1,511	$4,828,620

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(4,705,766)		$(2,012,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,363		1,363
Amortization of right-of-use assets	25,704		―
Stock-based compensation	146,491		212,608
Settlement of Covance accounts payable	―		(893,823)
Amortization of discount on available-for-sale debt securities	(26,665)		―
Unrealized gain on available-for-sale securities	1,511		―
Changes in operating assets and liabilities:
Accrued interest receivable	37,063		―
Prepaid expenses	(20,686)		(9,685)
Other assets	(4,534)		―
Accounts payable	(2,378,930)		(703,211)
Accrued expenses	406,523		(309,036)
Lease liabilities	(13,675)		―
Other liabilities	(13,359)		(454)
Net cash used in operating activities	(6,544,960)		(3,714,928)

Cash flows from investing activities
Sale of investments in marketable debt securities	4,249,449		―
Net cash flows from investing activities	4,249,449		―

Net decrease in cash and cash equivalents	(2,295,511)		(3,714,928)

Cash and cash equivalents at beginning of period	$7,812,259		$22,631,971
Cash and cash equivalents at end of period	$5,516,748		$18,917,043

Supplemental disclosure of cash flow activities:
Cash paid for taxes	$185,980		$ ―

Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	$3,453,726		$179,555
Right-of-use assets obtained in exchange for lease liabilities	$(198,319)	$	―
Lease liabilities arising from obtaining right-of-use assets	$184,644	$	―

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

The condensed balance sheet at December 31, 2018 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2019 (the “2018 Annual Report”), but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other period. The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2018 Annual Report.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split of the Company’s common stock effected on March 23, 2018.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. For the three months ended March 31, 2019, the Company had a net loss of approximately $4.7 million and had net cash used in operating activities of approximately $6.5 million. At March 31, 2019, the Company had working capital of approximately $4.7 million, an accumulated deficit of approximately $74.9 million, and cash, cash equivalents and investments in marketable securities of approximately $8.3 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2019, as compared with the significant accounting policies described in the Company’s 2018 Annual Report, except for the recent adoption of new lease accounting pronouncement as disclosed below.

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

Cash and Cash Equivalents

Cash consists of amounts held in financial institutions and consists of immediately available fund balances. The funds are maintained at stable financial institutions, generally at amounts in excess of federally insured limits. Cash equivalents include money market funds and held-to-maturity securities with a maturity date of 90 days or less. As of March 31, 2019, cash and cash equivalents consisted of bank deposits, cash and investments in money market funds and held-to-maturity securities. The Company has not realized any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Investments in Marketable Securities

Investments in marketable securities are held in a custodial account at a financial institution and managed by the Company’s capital advisors based on the Company’s investment guidelines. All of the Company’s investments in marketable securities are classified as available-for-sale debt securities and are carried at fair value. Interest on these securities, as well as the amortization of discounts and premiums, is included in interest income in the Statements of Operations. The unrealized gains and losses on these securities are excluded from earnings and reported in other comprehensive income until realized, except when it considers declines in value to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale debt securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date.

Operating Leases

The Company determines if a contract contains a lease at inception. The Company’s material operating lease consists of a single office space. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. As the Company has no outstanding debt nor committed credit facilities, secured or otherwise, the Company estimates this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.

The Company’s leases typically contain rent escalations over the lease term. The Company recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the Company’s right-of-use (“ROU”) asset related to the lease. These are amortized through the ROU asset as reductions of expense over the lease term. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. The Company has no lease agreements with lease and non-lease components.

Related to the adoption of Topic 842, the Company’s policy elections were as follows:

Separation of lease and non-lease components	While the Company does not currently have any lease agreement with lease and non-lease components, the Company elected this expedient to account for lease and non-lease components as separate components.

Short-term policy	The Company has elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, are not recorded on the balance sheet.

Other information related to leases was as follows:

Three Months Ended March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	28,745
Operating lease asset obtained in exchange for lease obligation:
Operating lease	$198,319
Remaining lease term
Operating lease	1.8 years
Discount rate
Operating lease	6.00%

Future payments under noncancelable extended operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter:

Future minimum lease payments year ending December 31,
2019	$90,824
2020	103,254
Total future minimum lease payments, undiscounted	194,078
Less imputed interest	(9,434)
Present value of lease liabilities	$184,644

Operating lease liabilities reported as of March 31, 2019:
Operating lease liabilities-current	$113,790
Operating lease liabilities-non-current	70,854
Total	$184,644

Equity-linked Financial Instruments

The Company classifies outstanding common stock warrants with down-round features as equity, if the instrument would otherwise be classified in equity absent the down-round feature. The Company will recognize the value of a down-round feature when it is triggered and the warrant’s strike price has been adjusted downward, as a deemed dividend and reduction of income available to common shareholders in computing basic earnings per share.

Net Loss Per Share

The Company determines basic loss per share and diluted loss per share in accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Stock Plan (described in Note 8), Series A, B and C Convertible Preferred Stock (described in Note 6) and warrants to purchase the Company’s common stock (described in Notes 6 and 7) were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2019, comprehensive income consisted of unrealized gains on investments in available-for-sale debt securities. There were no unrealized gains (losses) on investments in available-for-sale debt securities and held-to-maturity debt securities for the three months ended March 31, 2018.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment which modifies the measurement recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

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

Other accounting standard updates effective after March 31, 2019 are not expected to have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted ASU No. 2016-01 in the first quarter of 2018. The adoption of this new standard did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize ROU assets and corresponding lease liabilities on its balance sheets and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides for an alternative transition method by allowing companies to continue to use the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of the new leases standard and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented.

The Company elected the available package of practical expedients, but not the hindsight practical expedient, and implemented internal controls to enable the preparation of financial information on adoption as of January 1, 2019.

The standard had a material impact on the Company’s balance sheets but did not have an impact on its statements of operations. The most significant impact was the recognition of a ROU asset and lease liability for the Company’s sole operating lease—the Company had no finance leases. Adoption of the standard did not require the Company to restate previously reported results as it elected to apply a modified retrospective approach at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued ASU No. 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU No. 2016-15 was effective for annual and interim periods in fiscal years beginning after December 15, 2017 and was effective for the Company for the year ending December 31, 2018. The Company adopted ASU No. 2016-15 on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU No. 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company early adopted this guidance in October 1, 2017. As a result, the warrants issued on October 3, 2017, in connection with the Company’s October 2017 public offering, were equity-classified.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” or ASU No. 2017-04. ASU No. 2017-04 allows companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance as of October 1, 2018 and there was no impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation – Scope of Modification Accounting” or ASU No. 2017-09. ASU No. 2017-09 provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard was effective for fiscal years beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. There was no impact upon adoption.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amended various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act of 2017, which became effective for the Company on January 1, 2018. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its financial statements and related disclosures in 2018.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50 Equity—Equity-Based Payments to Non-Employees. The amendments in ASU No. 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07 on January 1, 2019 and it did not have a material effect on its results of operations, financial position or cash flows.

In August 2018, the SEC adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheets must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. These final rules became effective on November 5, 2018, with issuers required to provide their analysis of stockholders’ equity in quarterly reports on Form 10-Q beginning with reports for the quarter ended March 31, 2019. The Company has included the analysis of changes in stockholders’ equity in the interim period unaudited condensed financial statements included in this Quarterly Report and will continue to do so in the Company’s quarterly reports on Form 10-Q in the future. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	March 31, 2019	December 31,2018
Computers and equipment	5 years	$15,589	$15,589
Furniture and fixtures	7 years	19,158	19,158
Total property and equipment		34,747	34,747
Accumulated depreciation		(15,950)	(14,587)
Total property and equipment, net		$18,797	$20,160

Depreciation expense of approximately $1,400 was recognized for each of the three months ended March 31, 2019 and 2018 and classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

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

Lease Agreement

On July 9, 2015, the Company entered into a lease with a California limited partnership, pursuant to which the Company leased approximately 2,780 square feet of office space in Los Angeles, California for its headquarters. The lease provides for a term of sixty-one (61) months, commencing on October 1, 2015. The Company paid no rent for the first month of the term and paid base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve-month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes. The Company has the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term.

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $29,000 for the three months ended March 31, 2019 and 2018 for each period and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

Legal

From time to time, the Company may be party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation. We do not believe that any individual legal claim or proceeding that is currently pending is material to the Company or that these claims and proceedings in the aggregate are material to the Company.

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

As of March 31, 2019, the Company had 9,042,332 shares of common stock, 4,080 shares of Series A convertible preferred stock, 3,000 shares of Series B convertible preferred stock and 240 shares of Series C convertible preferred stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Each share of Series A preferred stock is convertible by the holder at $4.00 per share; subject to adjustment for stock splits, stock dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. Each share of Series B preferred stock is convertible by the holder at $1.30 per share; subject to customary adjustment in the event of future stock dividends and stock splits. Each share of Series C preferred stock is convertible by the holder at $1.64 per share; subject to customary adjustment in the event of future stock dividends and stock splits. Holders are entitled to receive, and the Company shall pay, dividends on outstanding shares of Series A, Series B and Series C preferred stock, on an as-if-converted-to-common-stock basis, equal to and in the same form as dividends actually paid on outstanding common shares when, as and if such dividends are paid on outstanding common shares. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A, Series B and Series C preferred stock shall be entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of common stock would receive if the Series A, Series B and Series C preferred stock were fully converted to common stock, which amounts shall be paid pari passu with all common stockholders. Holders of Series A, Series B and Series C preferred stock have no voting rights. However, as long as any shares of Series A, Series B and Series C preferred stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A, Series B and Series C preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series A, Series B and Series C preferred stock or alter or amend the applicable Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A, Series B and Series C preferred stock, (c) increase the number of authorized shares of Series A, Series B and Series C preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

Aspire Capital Common Stock Purchase Agreement

On May 4, 2017, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which the Company and Aspire amended and restated on March 29, 2019 (as amended and restated, the “Aspire Purchase Agreement”). The Aspire Purchase Agreement was amended and restated to adjust certain provisions of the agreement to improve the Company’s access to funding under the agreement. The Aspire Purchase Agreement provides access to the Company of up to an aggregate of $6.5 million in proceeds through the sale of shares of its common stock through March 31, 2021.

Under the Aspire Purchase Agreement, as amended, on any trading day the Company selects, it has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of its common stock per trading day (which could be increased by as much as an additional 2,000,000 shares per trading day by mutual agreement), up to an aggregate of $6,500,000 of its common stock, at a per share price (the “Purchase Price”) equal to the lesser of: (i) the lowest sale price of the Company’s common stock on the sale date, or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date. The aggregate purchase price payable by Aspire Capital on any one purchase date cannot exceed $500,000, unless otherwise mutually agreed. In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares and its stock price is not less than $0.25 per share, the Company can also, in its sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of its common stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by the Company. Under the terms of the Aspire Purchase Agreement, the number of shares that can be sold pursuant to Aspire Capital is limited to 1,807,562 (the “Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock as of March 29, 2019, the date the agreement was amended and restated, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market was obtained to issue more than 19.99%. This limitation would not apply if, at any time the Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the Aspire Purchase Agreement was equal to or greater than $0.86 (the “Minimum Price”), which was the closing price of the Company’s common stock immediately preceding the signing of the agreement. As of March 31, 2019, no shares of common stock have been sold or issued to Aspire Capital under the Aspire Purchase Agreement.

NOTE 7 - WARRANTS

Warrants to purchase an aggregate of 8,413,017 shares of the Company’s common stock were outstanding at March 31, 2019. These warrants are all vested and exercisable, have exercise prices ranging from $1.30 to $93.00 per share, with a weighted average exercise price of $1.78, and expire at various dates through November 2023.

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

On September 15, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 2,585,871 shares of common stock. As of March 31, 2019, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 2,750,000 and 1,596,124 shares were available for issuance as of March 31, 2019.

The following represents a summary of the options granted to employees and non-employees that are outstanding at March 31, 2019 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	673,885	$19.82	$	―	8.2
Granted	668,750	$0.60		$182,000	9.9
Exercised/ Expired/ Forfeited	(1,500)	$3.40	$	―	-
Outstanding at March 31, 2019	1,341,135	$10.25		$182,000	8.9
Exercisable at March 31, 2019	334,709	$44.10		$5,000	6.9

The exercise price for an option issued under the 2015 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans will vest as determined by the Board of Directors but will not exceed a ten-year period.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its Plans. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. As the Company’s common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term and the Company.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (three months ended March 31, 2018 stock price adjusted for 1-for-10 reverse stock split):

	For the three months ended March 31,
	2019	2018
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	13.52% - 23.39%	52.70% - 53.26%
Risk-free interest rate	2.41% - 2.60%	2.46% - 2.88%
Expected average term of options	7.5	7.9
Stock price	$0.60 - $0.87	$3.40

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units. The restricted stock units vesting consists of milestone and time-based vesting. The following table summarizes restricted stock units activities for the three months ended March 31, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	1,100,000	$2.73
Granted	35,000	0.63
Forfeited	―	―
Vested	(11,669)	0.63
Nonvested at March 31, 2019	1,123,331	$2.69

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $146,000 and $213,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $561,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.8 years.

No stock options were exercised during the three months ended March 31, 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (the “2018 Annual Report”). As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” or “Ritter” refer to Ritter Pharmaceuticals, Inc. All common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split of our common stock on March 23, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report. You should also read carefully the factors described in the “Risk Factors” section of our 2018 Annual Report and this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat digestive disorders and gastrointestinal diseases. Our lead product candidate, RP-G28, is an orally administered, high purity galacto-oligosaccharide, currently in Phase 3 clinical development for the treatment of lactose intolerance (“LI”), a condition that affects millions worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of LI. We are further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including gastrointestinal diseases, cancer, metabolic, and liver diseases. We intend to expand our product pipeline and create added value in the future by evaluating RP-G28 in other indications, including orphan indications, developing additional products based on our underlying microbiome-modulating technology, and/or in-licensing complementary products to treat these, or other, conditions.

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

Financial Overview

We have incurred net losses in each year since our inception, including net losses of approximately $4.7 million for the three months ended March 31, 2019. We had an accumulated deficit of approximately $74.9 million as of March 31, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, patent costs, stock-based compensation, and from general and administrative costs associated with our operations.

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

Revenue

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital prior to the commercialization of RP-G28. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings (including shares sold to Aspire Capital LLC (“Aspire Capital”) pursuant to our common stock purchase agreement with Aspire Capital), debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

From inception through March 31, 2019, we have incurred approximately $37.1 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for lactose intolerance and other indications, subject to the availability of additional funding.

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

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report. There have not been any material changes to such critical accounting estimates since December 31, 2018.

Fair Value of Financial Instruments

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2019.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows :

	Fair Value Measurements Using
	Level 1	Level 2		Level 3		Total
March 31, 2019
Assets:
Cash and money market fund	$5,516,748	$	―	$	―	$5,516,748
Corporate debt securities	―		1,518,976		―	1,518,976
Commercial paper	―		1,247,020		―	1,247,020
Total assets	$5,516,748		$2,765,996	$	―	$8,282,744

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

The investments are classified as available-for-sale debt securities. At March 31, 2019, the balance in the Company’s accumulated other comprehensive income comprised primarily of temporary unrealized gains related to the Company’s available-for-sale debt securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities for the three months ended March 31, 2019 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the period. The Company has a limited number of available-for-sale debt securities in insignificant gain positions as of March 31, 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale debt securities at March 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses			Fair Value
Corporate debt securities	$1,518,688	$288	$	(―	)	$1,518,976
Commercial paper	1,246,720	300		(―	)	1,247,020
Total available-for-sale debt securities	$2,765,408	$588	$	(―	)	$2,765,996

Research and Development Costs

We expense the cost of research and development as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including clinical study costs, contracted services, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make accrued expense adjustments if necessary. The significant estimates in our accrued research and development expenses include fees due to service providers.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted on April 5, 2012. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$3,574,855	$849,683	$2,725,172	321%
Patent costs	48,625	63,088	(14,463)	(23)%
General and administrative	1,153,577	1,125,891	27,686	2%
Total operating costs and expenses	4,777,057	2,038,662	2,738,395	134%

Operating loss	(4,777,057)	(2,038,662)	(2,738,395)	134%

Other income:
Interest income	71,291	25,972	45,319	174%
Total other income	71,291	25,972	45,319	174%
Net Loss	$(4,705,766)	$(2,012,690)	$(2,693,076)	134%

Research and Development Expenses

Research and development expenses increased by approximately $2.7 million, or 321%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The primary reason for this increase is the continued progression of our ongoing Phase 3 clinical trial of RP-G28 through completion of enrollment in March 2019. Research and development expenses during the three months ended March 31, 2018 primarily reflect the preparation for the Phase 3 clinical trial of RP-G28 and associated manufacturing costs offset by a reduction in management and monitoring costs associated with the favorable settlement of certain disputed payables related to our prior CRO.

Patent Costs

Patent costs were approximately $49,000 and $63,000 for the three months ended March 31, 2019 and 2018, respectively, representing a decrease of approximately $14,000, or (23%). The primary reason for the decrease is the timing of expenses related to the maintenance of patent rights, the prosecution of patents, the application for the issuance of patents, as well as the preparation to file national Phase applications in certain foreign countries.

General and Administrative Expenses

General and administrative expenses increased slightly by approximately $28,000, or 2%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to increases of approximately $119,000 in professional fees and $20,000 in insurance expenses, partially offset by decreases of approximately $67,000 in stock-based compensation expense and $54,000 in payroll expenses. Approximately $146,000 in stock-based compensation expense was recognized during the three months ended March 31, 2019 as compared to approximately $213,000 during the same period in 2018.

Other Income

Other income increased by approximately $45,000, or 174%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to greater weighted-average cash and short-term investment balances and our investing in higher-yielding short-term marketable debt securities in the three months ended March 31, 2019 as compared to the comparative period ended March 31, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of March 31, 2019, we had an accumulated deficit of approximately $74.9 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At March 31, 2019, we had working capital of approximately $4.7 million, and cash, cash equivalents and investments in marketable securities of approximately $8.3 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(6,544,960)	$(3,714,928)
Investing activities	4,249,449	―
Net decrease in cash and cash equivalents	$(2,295,511)	$(3,714,928)

Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities of approximately $6.5 million primarily reflects our net loss for the period of approximately $4.7 million, offset by changes in our working capital accounts of approximately $2.0 million. Changes in working capital accounts include a decrease in accounts payable of approximately $2.4 million, partially offset by an increase in accrued expenses of approximately $0.4 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 was from the sale of investments in marketable securities to finance the Phase 3 clinical trial of RP-G28. There was no investing activities for the three months ended March 31, 2018.

Financing Activities

No cash was used in or provided by financing activities for the three months ended March 31, 2019 and 2018.

Sources of Liquidity

Aspire Capital Common Stock Purchase Agreement

On May 4, 2017, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which we and Aspire amended and restated on March 29, 2019 (as amended and restated, the “Aspire Purchase Agreement”). The Aspire Purchase Agreement was amended and restated to adjust certain provisions to improve our access to funding under the agreement. The Aspire Purchase Agreement provides access to us of up to an aggregate of $6.5 million in proceeds through the sale of shares of our common stock through March 31, 2021.

Under the Aspire Purchase Agreement, as amended, on any trading day we select, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per trading day (which could be increased by as much as an additional 2,000,000 shares per trading day by mutual agreement), up to an aggregate of $6,500,000 of our common stock, at a per share price (the “Purchase Price”) equal to the lesser of: (i) the lowest sale price of our common stock on the sale date, or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date. The aggregate purchase price payable by Aspire Capital on any one purchase date cannot exceed $500,000, unless otherwise mutually agreed. In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares and our stock price is not less than $0.25 per share, we can also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by us. Under the terms of the Aspire Purchase Agreement, the number of shares that can be sold pursuant to Aspire Capital is limited to 1,807,562 (the “Exchange Cap”), which represented 19.99% of our outstanding shares of common stock as of March 29, 2019, the date the agreement was amended and restated, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market was obtained to issue more than 19.99%. This limitation would not apply if, at any time the Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the Aspire Purchase Agreement was equal to or greater than $0.86 (the “Minimum Price”), which was the closing price of our common stock immediately preceding the signing of the agreement. As of March 31, 2019, no shares of common stock have been sold or issued to Aspire Capital under the Aspire Purchase Agreement.

November 2018 Private Placement Financing

On November 5, 2018, we closed a PIPE financing with certain institutional investors, a key vendor and a member of our board of directors. Net proceeds from the PIPE financing were approximately $5.5 million, after deducting placement agent fees and other offering expenses. The securities sold by us consisted of 6,000 shares of a newly designated class of our Series B convertible preferred stock, with a stated value of $1,000 per share and an initial conversion price per share of $1.30 (subject to customary adjustment for stock dividends and stock splits) and warrants to purchase an aggregate of 2,307,685 shares of our common stock. Each investor received a warrant to purchase a number of shares of common stock equal to one half the number of shares of common stock into which their Series B convertible preferred stock is initially convertible. The warrants are exercisable immediately for a five-year period and have an exercise price of $1.30 per share (subject to customary adjustment for stock dividends and stock splits but without the down-round protective provisions of previously issued warrants). The proceeds received in the PIPE financing were allocated to each instrument on a relative fair value basis. Total proceeds of $6.0 million were allocated as follows: $1.4 million to warrants issued and $4.6 million to Series B convertible preferred stock.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments from those disclosed in our 2018 Annual Report.

Off-Balance Sheet Arrangements

Through March 31, 2019, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of March 31, 2019 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks described in Item 1A. Risk Factors of our 2018 Annual Report could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2018 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There are no material changes from the disclosure provided in the Annual Report with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

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

May 15, 2019	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Andrew J. Ritter
	Name:	Andrew J. Ritter
	Title:	Chief Executive Officer

