Form 10-Q
period 2019-06-30
RITTER PHARMACEUTICALS INC
filed 2019-08-14
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 7, 2019, there were 9,426,950 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,380,494	$7,812,259
Accrued interest receivable	3,438	54,456
Investments in marketable securities	―	6,988,780
Prepaid expenses	442,287	421,522
Total current assets	4,826,219	15,277,017
Other assets
Right-of-use assets	146,504	―
Other assets	22,725	22,725
Total other assets	169,229	22,725
Property and equipment, net	18,742	20,160
Total Assets	$5,014,190	$15,319,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,428,750	$4,512,316
Accrued expenses	292,654	1,407,843
Lease liabilities	116,413	―
Other liabilities	―	13,359
Total current liabilities	2,837,817	5,933,518
Lease liabilities, non-current	40,790	―
Total Liabilities	2,878,607	5,933,518

Stockholders’ equity
Series A preferred stock, $0.001 par value; 9,500 shares authorized; 4,080 shares issued and outstanding as of June 30, 2019 and December 31, 2018	2,289,324	2,289,324
Series B preferred stock, $0.001 par value; 6,000 shares authorized; 3,000 and 5,608 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,090,199	3,906,931
Series C preferred stock, $0.001 par value; 1,880 shares authorized; 240 and 1,880 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	240,000	1,880,000
Common stock, $0.001 par value; 225,000,000 shares authorized, 9,042,330 and 6,036,562 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	9,042	6,037
Additional paid-in capital	75,228,081	71,505,160
Accumulated other comprehensive income (loss)	―	(923)
Accumulated deficit	(77,721,063)	(70,200,145)
Total stockholders’ equity	2,135,583	9,386,384
Total Liabilities and Stockholders’ Equity	$5,014,190	$15,319,902

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating costs and expenses:
Research and development	$1,433,036	$1,871,242	$5,007,891	$2,720,925
Patent costs	69,944	48,263	118,569	111,351
General and administrative	1,345,486	1,686,903	2,499,063	2,812,794
Total operating costs and expenses	2,848,466	3,606,408	7,625,523	5,645,070

Operating loss	(2,848,466)	(3,606,408)	(7,625,523)	(5,645,070)

Other income:
Interest income	33,314	21,756	104,605	47,728
Total other income	33,314	21,756	104,605	47,728
Net loss	$(2,815,152)	$(3,584,652)	$(7,520,918)	$(5,597,342)

Other comprehensive income:
Unrealized gain (loss) on debt securities	(588)	―	923	―
Comprehensive loss	(2,815,740)	(3,584,652)	(7,519,995)	(5,597,342)

Net loss per common share – basic and diluted	$(0.31)	$(0.71)	$(0.88)	$(1.12)

Weighted average common shares outstanding – basic and diluted	9,042,331	5,064,805	8,551,851	5,005,116

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	9,140	$5,128,536	4,939,639	$4,940	$68,323,940	$(53,331,434)	$20,125,982
Payout to stockholders for fractional shares					(3,256)		(3,256)
Conversion of preferred shares into common stock	(1,580)	(886,553)	395,000	395	886,157	―	―
Stock-based compensation	―	―	―	―	390,682	―	390,682
Net loss	―	―	―	―	―	(5,597,342)	(5,597,342)
Balance at June 30, 2018	7,560	$4,241,983	5,334,639	$5,335	$69,597,523	$(58,928,776)	$14,916,065

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	4,080	$2,289,324	5,608	$3,906,931	1,880	$1,880,000	6,036,562	$6,037	$71,505,160	$(70,200,145)	$(923)	$9,386,384
Stock-based compensation	―	―	―	―	―	―	―	―	269,194	―	―	269,194
Conversion of Series B preferred shares into common stock	―	―	(2,608)	(1,816,732)	―	―	2,005,770	2,005	1,814,727	―	―	―
Conversion of Series C preferred shares into common stock	―	―	―	―	(1,640)	(1,640,000)	1,000,000	1,000	1,639,000	―	―	―
Unrealized gain (loss) on investment in marketable securities	―	―	―	―	―	―	―	―	―	―	923	923
Fractional shares adjustment	―	―	―	―	―	―	(2)	―	―	―	―	―
Net loss	―	―	―	―	―	―	―	―	―	(7,520,918)	―	(7,520,918)
Balance at June 30, 2019	4,080	$2,289,324	3,000	$2,090,199	240	$240,000	9,042,330	$9,042	$75,228,081	$(77,721,063)	$ ―	$2,135,583

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(7,520,918)		$(5,597,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,007		2,794
Amortization of right-of-use assets	51,815		―
Stock-based compensation	269,194		390,682
Settlement of Covance accounts payable	―		(893,823)
Amortization of discount on available-for-sale debt securities	(9,769)		―
Unrealized gain on available-for-sale securities	923		―
Changes in operating assets and liabilities:
Accrued interest receivable	51,018		―
Prepaid expenses	(20,765)		(371,137)
Accounts payable	(2,083,566)		17,512
Accrued expenses	(1,115,189)		79,970
Lease liabilities	(41,116)		―
Other liabilities	(13,359)		(908)
Net cash used in operating activities	(10,428,725)		(6,372,252)

Cash flows from (used in) investing activities
Purchase of property and equipment	(1,589)		(2,008)
Sale of investments in marketable debt securities	6,998,549		―
Net cash flows from investing activities	6,996,960		(2,008)

Cash flows used in financing activities
Payout to stockholders for fractional shares	―		(3,256)
Net cash used in financing activities	―		(3,256)

Net decrease in cash and cash equivalents	(3,431,765)		(6,377,516)

Cash and cash equivalents at beginning of period	$7,812,259		$22,631,971
Cash and cash equivalents at end of period	$4,380,494		$16,254,455

Supplemental disclosure of cash flow activities:
Cash paid for taxes	$187,059	$	―

Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	$3,453,726		$886,553
Right-of-use assets obtained in exchange for lease liabilities	$(198,319)	$	―
Lease liabilities arising from obtaining right-of-use assets	$184,644	$	―

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

Ritter Pharmaceuticals, Inc. develops innovative therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. The Company’s lead product candidate, RP-G28, is an orally administered, high purity galacto-oligosaccharide, currently in Phase 3 clinical development for the treatment of lactose intolerance (“LI”), a condition that affects millions of people worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the Food and Drug Administration (“FDA”) for the treatment of LI. The Company is further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including gastrointestinal diseases, cancer, metabolic, and liver diseases. The Company intends to expand its product pipeline and create added value in the future by evaluating RP-G28 in other indications, including orphan indications, developing additional products based on its underlying, microbiome-modulating technology, or in-licensing complementary products to treat these, or other, conditions.

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

The condensed balance sheets at December 31, 2018 have been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2019 (the “2018 Annual Report”), but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other period. The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2018 Annual Report.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split of the Company’s common stock effected on March 23, 2018.

Going Concern and Liquidity

The accompanying interim period unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any product revenue and has not achieved profitable operations. For the six months ended June 30, 2019, the Company had a net loss of approximately $7.5 million and had net cash used in operating activities of approximately $10.4 million. At June 30, 2019, the Company had working capital of approximately $2.0 million, an accumulated deficit of approximately $77.7 million, and cash and cash equivalents of approximately $4.4 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the six months ended June 30, 2019, as compared with the significant accounting policies described in the Company’s 2018 Annual Report, except for the recent adoption of the new lease accounting pronouncement as disclosed below.

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

Cash and Cash Equivalents

Cash consists of amounts held in financial institutions that are immediately available to the Company. The funds are maintained at stable financial institutions, generally at amounts in excess of federally insured limits. Cash equivalents include money market funds and held-to-maturity securities with a maturity date of 90 days or less. As of June 30, 2019, cash and cash equivalents consisted of bank deposits, cash and investments in money market funds and held-to-maturity securities. The Company has not realized any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions at which those deposits are held.

Investments in Marketable Securities

Investments in marketable securities are held in a custodial account at a financial institution and managed by the Company’s capital advisors based on the Company’s investment guidelines. All of the Company’s investments in marketable securities are classified as available-for-sale debt securities and are carried at fair value. Interest on these securities, as well as the amortization of discounts and premiums, is included in interest income in the statements of operations. The unrealized gains and losses on these securities are excluded from earnings and reported in other comprehensive income until realized, except when the declines in value are considered to be other than temporary. Other than temporary impairment losses related to credit losses are considered to be realized losses. When available-for-sale debt securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as current assets have maturity dates of less than or equal to one year from the balance sheet date.

Operating Leases

The Company determines if a contract contains a lease at inception. The Company’s material operating lease relates to a single office space. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. As the Company has no outstanding debt or committed credit facilities, secured or otherwise, the Company estimates this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.

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

Other information related to leases was as follows:

Six Months Ended June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	57,489
Operating lease asset obtained in exchange for lease obligation:
Operating lease	$198,319
Remaining lease term
Operating lease	1.3 years
Discount rate
Operating lease	6.00%

Future payments under noncancelable extended operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter:

Future minimum lease payments year ending December 31,
2019	$60,750
2020	103,254
Total future minimum lease payments, undiscounted	164,004
Less imputed interest	(6,801)
Present value of lease liabilities	$157,203

Operating lease liabilities reported as of June 30, 2019:
Operating lease liabilities-current	$116,413
Operating lease liabilities-non-current	40,790
Total	$157,203

Equity-linked Financial Instruments

The Company classifies outstanding common stock warrants with down-round features as equity, if the instrument would otherwise be classified in equity absent the down-round feature. The Company will recognize the value of a down-round feature when it is triggered and the warrant’s strike price has been adjusted downward, as a deemed dividend and reduction of income available to common stockholders in computing basic earnings per share.

Net Loss Per Share

The Company determines basic loss per share and diluted loss per share in accordance with the provisions of Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The potentially dilutive stock options issued under the 2015 Plan (described in Note 8), Series A, B and C Convertible Preferred Stock (described in Note 6) and warrants to purchase the Company’s common stock (described in Notes 6 and 7) were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the six months ended June 30, 2019, comprehensive income consisted of unrealized gains on investments in available-for-sale debt securities. There were no unrealized gains (losses) on investments in available-for-sale debt securities and held-to-maturity debt securities for the six months ended June 30, 2018.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment that modifies the measurement recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for public business entities that are SEC filers. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The effective date and transition methodology for the amendments in Topic 326 are the same as in ASU 2016-13. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

Other accounting standard updates effective after June 30, 2019 are not expected to have a material effect on the Company’s financial statements.

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

The standard had a material impact on the Company’s condensed balance sheets but did not have an impact on its statements of operations and comprehensive loss. The most significant impact was the recognition of a ROU asset and lease liability for the Company’s sole operating lease—the Company had no finance leases. Adoption of the standard did not require the Company to restate previously reported results as it elected to apply a modified retrospective approach at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU No. 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company early adopted this guidance on October 1, 2017. As a result, the warrants issued on October 3, 2017, in connection with the Company’s October 2017 public offering and the warrants issued on November 3, 2018 in connection with the Company’s November 2018 private placement offering, were equity-classified.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” or ASU No. 2017-04. ASU No. 2017-04 allows companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments implemented by the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance as of October 1, 2018 and there was no impact on its financial statements.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which amended various SEC paragraphs for applying Topic 740 as it relates to the Tax Cuts and Jobs Act of 2017. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance concerning the accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act of 2017, which became effective for the Company on January 1, 2018. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its financial statements and related disclosures in 2018 and 2019.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 supersedes Subtopic 505-50 Equity—Equity-Based Payments to Non-Employees. The amendments implemented by ASU No. 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07 on January 1, 2019 and it did not have a material effect on its results of operations, financial position or cash flows.

In August 2018, the SEC adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheets must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. These final rules became effective on November 5, 2018, with issuers required to provide their analysis of stockholders’ equity in quarterly reports on Form 10-Q beginning with reports for the quarter ended March 31, 2019. The Company included the analysis of changes in stockholders’ equity in the interim period unaudited condensed financial statements for the quarter ended March 31, 2019 as well as this Quarterly Report and will continue to do so in the Company’s quarterly reports on Form 10-Q in the future. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	June 30, 2019	December 31, 2018
Computers and equipment	5 years	$17,178	$15,589
Furniture and fixtures	7 years	19,158	19,158
Total property and equipment		36,336	34,747
Accumulated depreciation		(17,594)	(14,587)
Total property and equipment, net		$18,742	$20,160

Depreciation expense of approximately $1,500 was recognized for the three months ended June 30, 2019 and approximately $1,400 was recognized for 2018. Depreciation expense of approximately $3,000 was recognized for the six months ended June 30, 2019 and approximately $2,800 was recognized for 2018. Depreciation expense is classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

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

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $29,000 for the three months ended June 30, 2019 and 2018, approximately $59,000 for the six months ended June 30, 2019, and approximately $58,000 for the six months ended June 30, 2018 and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Authorized Shares

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 225,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, $0.001 par value per share, of which 9,500, 6,000 and 1,880 shares are designated for Series A, B and C, respectively.

All common share amounts and per share amounts were retroactively restated to reflect a 1-for-10 reverse stock split that was effective March 23, 2018.

As of June 30, 2019, the Company had 9,042,330 shares of common stock, 4,080 shares of Series A convertible preferred stock, 3,000 shares of Series B convertible preferred stock and 240 shares of Series C convertible preferred stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Each share of Series A preferred stock is convertible by the holder at $4.00 per share; subject to adjustment for stock splits, stock dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. Each share of Series B preferred stock is convertible by the holder at $1.30 per share; subject to customary adjustment in the event of future stock dividends and stock splits. Each share of Series C preferred stock is convertible by the holder at $1.64 per share; subject to customary adjustment in the event of future stock dividends and stock splits. Holders are entitled to receive, and the Company shall pay, dividends on outstanding shares of Series A, Series B and Series C preferred stock, on an as-if-converted-to-common-stock basis, equal to and in the same form as dividends actually paid on outstanding common shares when, as and if such dividends are paid on outstanding common shares. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A, Series B and Series C preferred stock shall be entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of common stock would receive if the Series A, Series B and Series C preferred stock were fully converted to common stock, which amounts shall be paid pari passu with all common stockholders. Holders of Series A, Series B and Series C preferred stock have no voting rights. However, as long as any shares of Series A, Series B and Series C preferred stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A, Series B and Series C preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series A, Series B and Series C preferred stock or alter or amend the applicable Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A, Series B and Series C preferred stock, (c) increase the number of authorized shares of Series A, Series B and Series C preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

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

Under the Aspire Purchase Agreement, as amended, on any trading day the Company selects, it has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of its common stock per trading day (which could be increased by as much as an additional 2,000,000 shares per trading day by mutual agreement), up to an aggregate of $6,500,000 of its common stock, at a per share price (the “Purchase Price”) equal to the lesser of: (i) the lowest sale price of the Company’s common stock on the sale date, or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date. The aggregate purchase price payable by Aspire Capital on any one purchase date cannot exceed $500,000, unless otherwise mutually agreed. In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares and its stock price is not less than $0.25 per share, the Company can also, in its sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of its common stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by the Company. Under the terms of the Aspire Purchase Agreement, the number of shares that can be sold pursuant to Aspire Capital is limited to 1,807,562 (the “Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock as of March 29, 2019, the date the agreement was amended and restated, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market was obtained to issue more than 19.99%. This limitation would not apply if, at any time the Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the Aspire Purchase Agreement was equal to or greater than $0.86 (the “Minimum Price”), which was the closing price of the Company’s common stock immediately preceding the signing of the agreement. As of June 30, 2019, no shares of common stock have been sold or issued to Aspire Capital under the Aspire Purchase Agreement.

NOTE 7 - WARRANTS

Warrants to purchase an aggregate of 8,413,017 shares of the Company’s common stock were outstanding at June 30, 2019. These warrants are all vested and exercisable, have exercise prices ranging from $1.30 to $93.00 per share, with a weighted average exercise price of $1.78, and expire at various dates through November 2023.

NOTE 8 - STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has issued equity awards pursuant to its 2015 Equity Incentive Plan (the “2015 Plan”), 2009 Stock Plan and 2008 Stock Plan (collectively the “Plans”). The Plans permit the Company to grant non-statutory stock options, incentive stock options and other equity awards to the Company’s employees, outside directors and consultants; however, incentive stock options may only be granted to the Company’s employees. Beginning June 29, 2015, no further awards may be granted under the 2008 Stock Plan or 2009 Stock Plan. However, to the extent awards under the 2008 Plan or 2009 Plan are forfeited or lapse unexercised or are settled in cash, the common stock subject to such awards will be available for future issuance under the 2015 Plan.

On June 2, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at the 2017 annual meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 83,800 shares of common stock.

On September 15, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 2,585,871 shares of common stock. As of June 30, 2019, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 2,750,000 and 186,124 shares were available for issuance as of June 30, 2019.

The following represents a summary of the options granted to employees and non-employees that are outstanding at June 30, 2019 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	673,885	$19.82	$	―	8.2
Granted	668,750	$0.60		$314,000	9.6
Exercised/ Expired/ Forfeited	(1,500)	$3.40	$	―	-
Outstanding at June 30, 2019	1,341,135	$10.25		$314,000	8.6
Exercisable at June 30, 2019	443,350	$33.90		$37,000	7.3

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (three months ended June 30, 2018 stock price adjusted for 1-for-10 reverse stock split):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock-price volatility	46.33% – 48.17%	46.47% – 50.34%	46.33% – 48.17%	46.47% – 53.11%
Risk-free interest rate	2.51% – 2.60%	2.75% – 3.02%	2.51% – 2.60%	2.46% – 3.02%
Expected average term of options	6	6	6	6
Stock price	$0.60	$2.73 – $3.32	$0.60	$2.73 – $3.40

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units. The restricted stock units include either milestone or time-based vesting. The following table summarizes restricted stock unit activity for the six months ended June 30, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,100,000	$2.73
Granted	35,000	0.63
Forfeited	―	―
Vested	(23,334)	0.63
Unvested at June 30, 2019	1,111,666	$2.71

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $123,000 and $178,000 for the three months ended June 30, 2019 and 2018, respectively, and $269,000 and $391,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $423,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.8 years.

No stock options were exercised during the six months ended June 30, 2019.

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

The Company has not entered into or been a participant in any other transaction in which a related party had or will have a direct or indirect material interest for the six months ended June 30, 2019.

NOTE 10 – SUBSEQUENT EVENTS

On May 4, 2017, the Company entered into a common stock purchase agreement with Aspire Capital, which the Company and Aspire amended and restated on March 29, 2019 and on July 23, 2019 (as amended and restated, the “Aspire Purchase Agreement”, see footnote 6).

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

Overview

Ritter Pharmaceuticals, Inc. develops novel therapeutic products that modulate the gut microbiome to treat digestive disorders. Our lead product candidate, RP-G28, is an orally administered, high purity galacto-oligosaccharide, currently in Phase 3 clinical development for the treatment of lactose intolerance (“LI”), a condition that affects millions of people worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. RP-G28 has the potential to become the first drug approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of LI. We are further exploring the functionality and discovering the therapeutic potential that gut microbiome changes may have on treating/preventing a variety of conditions including gastrointestinal diseases, cancer, metabolic, and liver diseases. We intend to expand our product pipeline and create added value in the future by evaluating RP-G28 in other indications, including orphan indications, developing additional products based on our underlying microbiome-modulating technology, and/or in-licensing complementary products to treat these, or other, conditions.

In March 2019, we announced that we had completed enrollment in our Phase 3 clinical trial known as “Liberatus”. In July 2019, we announced that the last patient had completed their last visit, that trial finalization leading to data lock and top-line data readout had begun and that data is expected to be publicly released in the early fourth quarter of 2019. We expect our Phase 3 clinical program will include two confirmatory clinical trials of similar trial design.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception.

Financial Overview

We have incurred net losses in each year since our inception, including net losses of approximately $7.5 million for the six months ended June 30, 2019. We had an accumulated deficit of approximately $77.7 million as of June 30, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, patent costs, stock-based compensation, and from general and administrative costs associated with our operations.

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

From inception through June 30, 2019, we have incurred approximately $39.2  million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of RP-G28 for lactose intolerance and other indications, subject to the availability of additional funding.

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

General and Administrative Expenses

General and administrative expenses include facilities costs, salaries, benefits, and stock-based compensation for employees, professional fees for directors, fees for independent contractors, insurance and accounting and legal services.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended June 30, 2019.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows :

	Fair Value Measurements Using
	Level 1	Level 2		Level 3		Total
June 30, 2019
Assets:
Cash and money market fund	$4,380,494	$	―	$	―	$4,380,494
Total assets	$4,380,494	$	―	$	―	$4,380,494

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

The investments are classified as available-for-sale debt securities. At June 30, 2019, the balance in the Company’s accumulated other comprehensive income comprised primarily of temporary unrealized gains related to the Company’s available-for-sale debt securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities for the six months ended June 30, 2019 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the period. The Company has no available-for-sale debt securities as of June 30, 2019.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$1,433,036	$1,871,242	$(438,206)	(23)%
Patent costs	69,944	48,263	21,681	45%
General and administrative	1,345,486	1,686,903	(341,417)	(20)%
Total operating costs and expenses	2,848,466	3,606,408	(757,942)	(21)%

Operating loss	(2,848,466)	(3,606,408)	757,942	(21)%

Other income:
Interest income	33,314	21,756	11,558	53%
Total other income	33,314	21,756	11,558	53%
Net Loss	$(2,815,152)	$(3,584,652)	$769,500	(21)%

Research and Development Expenses

Research and development expenses decreased by approximately $0.4 million, or 23%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The primary reason for this decrease is from the winding down of our ongoing Liberatus clinical trial after reaching our enrollment target in March 2019. Research and development expenses during the three months ended June 30, 2018 primarily reflect the preparation for the Liberatus clinical trial including manufacturing.

Patent Costs

Patent costs were approximately $70,000 and $48,000 for the three months ended June 30, 2019 and 2018, respectively, representing an increase of approximately $22,000, or 45%. The primary reason for the increase is the timing of expenses related to the maintenance of patent rights, the prosecution of patents, the application for the issuance of patents, as well as the preparation to file national Phase applications in certain foreign countries.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.3 million, or 20%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to decreases of approximately $266,000 in payroll expenses and $107,000 in recruitment fees, partially offset by increases of approximately $84,000 in professional fees and $81,000 in taxes. Approximately $123,000 in stock-based compensation expense was recognized during the three months ended June 30, 2019 as compared to approximately $178,000 during the same period in 2018.

Other Income

Other income increased by approximately $12,000, or 53%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to our investing in higher-yielding short-term marketable debt securities in the three months ended June 30, 2019 as compared to the comparative period ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	For the Six Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$5,007,891	$2,720,925	$2,286,966	84%
Patent costs	118,569	111,351	7,218	6%
General and administrative	2,499,063	2,812,794	(313,731)	(11)%
Total operating costs and expenses	7,625,523	5,645,070	1,980,453	35%

Operating loss	(7,625,523)	(5,645,070)	(1,980,453)	35%

Other income:
Interest income	104,605	47,728	56,877	119%
Total other income	104,605	47,728	56,877	119%
Net Loss	$(7,520,918)	$(5,597,342)	$(1,923,576)	34%

Research and Development Expenses

Research and development expenses increased by approximately $2.3 million, or 84%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The primary reason for this increase is due to the continued progression of our ongoing Liberatus clinical trial through completion of enrollment in March 2019. Research and development expenses during the six months ended June 30, 2018 primarily reflect extension study costs and the preparation for the Liberatus clinical trial.

Patent Costs

Patent costs during the six months ended June 30, 2019 were relatively consistent at approximately $0.1 million as compared to the same period in 2018. Patent costs relate to our maintenance of patent rights and the prosecution of patents, new patent applications and our preparation to file national phase applications in certain foreign countries.

General and Administrative Expenses

General and administrative expenses decreased by approximately $314,000, or 11%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to decreases of approximately $320,000 in payroll expenses, $121,000 in stock option expenses and $106,000 in recruitment fees, partially offset by increases of approximately $188,000 in professional fees and $81,000 in taxes. Approximately $270,000 in stock-based compensation expense was recognized during the six months ended June 30, 2019, as compared to approximately $391,000 during the same period in 2018.

Other Income

Other income increased by approximately $57,000, or 119%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to our investing in higher-yielding short-term marketable debt securities in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations, and, as of June 30, 2019, we had an accumulated deficit of approximately $77.7 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At June 30, 2019, we had working capital of approximately $2.0 million, and cash and cash equivalents of approximately $4.4 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(10,428,725)	$(6,372,252)
Investing activities	6,996,960	(2,008)
Financing activities	―	(3,256)
Net decrease in cash and cash equivalents	$(3,431,765)	$(6,377,516)

Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities of approximately $10.4 million primarily reflects our net loss for the period of approximately $7.5 million, offset by changes in our working capital accounts of approximately $3.2 million. Changes in working capital accounts include decreases in accounts payable of approximately $2.1 million and accrued expenses of approximately $1.1 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 was from the sale of investments in marketable securities to finance the Liberatus clinical trial of RP-G28. Net cash used in investing activities of approximately $1,600 and $2,000 during the six months ended June 30, 2019 and 2018, respectively, related to the purchase of office furniture and equipment.

Financing Activities

No cash was provided by financing activities for the six months ended June 30, 2019 and 2018. Net cash used in financing activities related to payout of fractional shares for the six months ended June 30, 2018.

Sources of Liquidity

Aspire Capital Common Stock Purchase Agreement

On May 4, 2017, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which was amended and restated on March 29, 2019 and on July 23, 2019 (as amended and restated, the “Aspire Purchase Agreement”). The Aspire Purchase Agreement was amended and restated to adjust certain provisions to improve our access to funding under the agreement and to provide for the registration of the shares of our common stock to be sold in the future to Aspire Capital under the Purchase Agreement on a dedicated registration statement on Form S-1 instead of our shelf registration statement on Form S-3. The Aspire Purchase Agreement provides access to us of up to an aggregate of $6.5 million in proceeds through the sale of shares of our common stock through March 31, 2021.

Under the Aspire Purchase Agreement, as amended, on any trading day we select, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per trading day (which could be increased by as much as an additional 2,000,000 shares per trading day by mutual agreement), up to an aggregate of $6,500,000 of our common stock, at a per share price (the “Purchase Price”) equal to the lesser of: (i) the lowest sale price of our common stock on the sale date, or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date. The aggregate purchase price payable by Aspire Capital on any one purchase date cannot exceed $500,000, unless otherwise mutually agreed. In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares and our stock price is not less than $0.25 per share, we can also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by us. Under the terms of the Aspire Purchase Agreement, the number of shares that can be sold pursuant to Aspire Capital is limited to 1,807,562 (the “Exchange Cap”), which represented 19.99% of our outstanding shares of common stock as of March 29, 2019, the date the agreement was first amended and restated, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market was obtained to issue more than 19.99%. This limitation would not apply if, at any time the Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the Aspire Purchase Agreement was equal to or greater than $0.86 (the “Minimum Price”), which was the closing price of our common stock immediately preceding the signing of the first amendment to the agreement. As of June 30, 2019, no shares of common stock have been sold or issued to Aspire Capital under the Aspire Purchase Agreement.

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

Off-Balance Sheet Arrangements

Through June 30, 2019, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of June 30, 2019 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

4.1	Amended and Restated Registration Rights Agreement, dated July 23, 2019, between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.	8-K	001-37428	4.1	7/24/2019

10.1	Amended and Restated Common Stock Purchase Agreement, dated July 23, 2019, between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.	8-K	001-37428	10.1	7/24/2019

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 14, 2019	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Andrew J. Ritter
	Name:	Andrew J. Ritter
	Title:	Chief Executive Officer

