Form 10-Q
period 2019-09-30
RITTER PHARMACEUTICALS INC
filed 2019-11-14
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 7, 2019, there were 10,164,756 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,957,395	$7,812,259
Accrued interest receivable	1,469	54,456
Investments in marketable securities	―	6,988,780
Prepaid expenses	771,199	421,522
Total current assets	2,730,063	15,277,017
Other assets
Right-of-use assets	119,978	―
Other assets	32,725	22,725
Total other assets	152,703	22,725
Property and equipment, net	17,199	20,160
Total Assets	$2,899,965	$15,319,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,566,485	$4,512,316
Accrued expenses	141,222	1,407,843
Lease liabilities	119,074	―
Other liabilities	―	13,359
Total current liabilities	2,826,781	5,933,518
Lease liabilities, non-current	10,274	―
Total Liabilities	2,837,055	5,933,518

Stockholders’ equity
Series A preferred stock, $0.001 par value; 9,500 shares authorized; 4,080 shares issued and outstanding as of September 30, 2019 and December 31, 2018	2,289,324	2,289,324
Series B preferred stock, $0.001 par value; 6,000 shares authorized; 1,850 and 5,608 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,288,956	3,906,931
Series C preferred stock, $0.001 par value; 1,880 shares authorized; 240 and 1,880 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	240,000	1,880,000
Common stock, $0.001 par value; 225,000,000 shares authorized, 9,926,956 and 6,036,562 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	9,927	6,037
Additional paid-in capital	76,122,975	71,505,160
Accumulated other comprehensive loss	―	(923)
Accumulated deficit	(79,888,272)	(70,200,145)
Total stockholders’ equity	62,910	9,386,384
Total Liabilities and Stockholders’ Equity	$2,899,965	$15,319,902

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating costs and expenses:
Research and development	$1,036,689	$3,459,681	$6,044,580	$6,180,607
Patent costs	20,867	59,068	139,436	170,418
General and administrative	1,122,825	1,144,750	3,621,888	3,957,545
Total operating costs and expenses	2,180,381	4,663,499	9,805,904	10,308,570

Operating loss	(2,180,381)	(4,663,499)	(9,805,904)	(10,308,570)

Other income:
Interest income	13,172	17,237	117,777	64,965
Total other income	13,172	17,237	117,777	64,965
Net loss	$(2,167,209)	$(4,646,262)	$(9,688,127)	$(10,243,605)

Other comprehensive income:
Unrealized gain on debt securities	―	―	923	―
Comprehensive loss	(2,167,209)	(4,646,262)	(9,687,204)	(10,243,605)

Net loss per common share – basic and diluted	$(0.23)	$(0.86)	$(1.09)	$(2.00)

Weighted average common shares outstanding – basic and diluted	9,507,636	5,373,769	8,873,947	5,129,351

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	9,140	$5,128,536	—	$—	—	$—	4,940,652	$4,941	$68,323,939	$(53,331,434)	$—	$20,125,982
Conversion of preferred shares into common stock	(320)	(179,555)	—	—	—	—	80,000	80	179,475	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	212,608	—	—	212,608
Net loss	—	—	—	—	—	—	—	—	—	(2,012,690)		(2,012,690)
Balance at March 31, 2018	8,820	$4,948,981	—	$—	—	$—	5,020,652	$5,021	$68,716,022	$(55,344,124)	$—	$18,325,900

Payout to stockholders for fractional shares	—	—	—	—	—	—	—	—	(3,256)	—	—	(3,256)
Conversion of preferred shares into common stock	(1,260)	(706,998)	—	—	—	—	315,000	314	706,683	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	178,074	—	—	178,074
Net loss	—	—	—	—	—	—	—	—	—	(3,584,652)	—	(3,584,652)
Balance at June 30, 2018	7,560	$4,241,983	—	$—	—	$—	5,334,639	$5,335	$69,597,523	$(58,928,776)	$—	$14,916,065

Conversion of preferred shares into common stock	(1,600)	(897,774)	—	—	—	—	400,000	400	897,374	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	171,073	—	—	171,073
Net loss	—	—	—	—	—	—	—	—	—	(4,646,263)	$—	(4,646,263)
Balance at September 30, 2018	5,960	$3,344,209	—	$—	—	$—	5,734,639	$5,735	$70,665,970	$(63,575,039)	$—	$10,440,875

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Other Comprehensive		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss		Equity
Balance at December 31, 2018	4,080	$2,289,324	5,608	$3,906,931	1,880	$1,880,000	6,036,562	$6,037	$71,505,160	$(70,200,145)		$(923)	$9,386,384
Stock-based compensation	―	―	―	―	―	―	―	―	146,491	―		―	146,491
Conversion of Series B preferred shares into common stock	―	―	(2,608)	(1,816,732)	―	―	2,005,770	2,005	1,814,727	―		―	―
Conversion of Series C preferred shares into common stock	―	―	―	―	(1,640)	(1,640,000)	1,000,000	1,000	1,639,000	―		―	―
Unrealized gain on investment in marketable securities	―	―	―	―	―	―	―	―	―	(923)		2,434	1,511
Net loss	―	―	―	―	―	―	―	―	―	$(4,705,766)	$	―	$(4,705,766)
Balance at March 31, 2019	4,080	$2,289,324	3,000	$2,090,199	240	$240,000	9,042,332	$9,042	$75,105,378	$(74,906,834)		$1,511	$4,828,620

Stock-based compensation	―	―	―	―	―	―	―	―	122,703	―		―	122,703
Fractional shares adjustment	―	―	―	―	―	―	(2)	―	―	―		―	―
Unrealized gain on investment in marketable securities	―	―	―	―	―	―	―	―	―	923		(1,511)	(588)
Net loss	―	―	―	―	―	―	―	―	―	(2,815,152)		―	(2,815,152)
Balance at June 30, 2019	4,080	$2,289,324	3,000	$2,090,199	240	$240,000	9,042,330	$9,042	$75,228,081	$(77,721,063)	$	―	$2,135,583

Stock-based compensation	―	―	―	―	―	―	―	―	94,536	―		―	94,536
Conversion of Series B preferred shares into common stock	―	―	(1,150)	(801,243)	―	―	884,626	885	800,358	―		―	―
Net loss	―	―	―	―	―	―	―	―	―	(2,167,209)		―	(2,167,209)
Balance at September 30, 2019	4,080	$2,289,324	1,850	$1,288,956	240	$240,000	9,926,956	$9,927	$76,122,975	$(79,888,272)	$	―	$62,910

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(9,688,127)		$(10,243,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,550		4,257
Amortization of right-of-use assets	78,341		―
Stock-based compensation	363,730		561,755
Settlement of Covance accounts payable	―		(893,823)
Amortization of discount on available-for-sale debt securities	(9,769)		―
Unrealized gain on available-for-sale securities	923		―
Changes in operating assets and liabilities:
Accrued interest receivable	52,987		―
Prepaid expenses	(349,677)		(298,384)
Other assets	(10,000)		―
Accounts payable	(1,945,831)		786,723
Accrued expenses	(1,266,621)		(45,692)
Lease liabilities	(68,971)		―
Other liabilities	(13,359)		(1,362)
Net cash used in operating activities	(12,851,824)		(10,130,131)

Cash flows from (used in) investing activities
Purchase of property and equipment	(1,589)		(2,008)
Sale of investments in marketable debt securities	6,998,549		―
Net cash flows from investing activities	6,996,960		(2,008)

Cash flows used in financing activities
Payout to stockholders for fractional shares	―		(3,256)
Net cash used in financing activities	―		(3,256)

Net decrease in cash and cash equivalents	(5,854,864)		(10,135,395)

Cash and cash equivalents at beginning of period	$7,812,259		$22,631,971
Cash and cash equivalents at end of period	$1,957,395		$12,496,576

Supplemental disclosure of cash flow activities:
Cash paid for taxes	$187,079	$	―

Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock	$4,257,975		$1,784,327
Right-of-use assets obtained in exchange for lease liabilities	$(198,319)	$	―
Lease liabilities arising from obtaining right-of-use assets	$184,644	$	―

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

Since its inception, Ritter Pharmaceuticals, Inc. has been focused on the development of innovative therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. The Company’s only product candidate, RP-G28, is an orally administered, high purity galacto-oligosaccharide for the treatment of lactose intolerance (“LI”), a condition that affects millions of people worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. The Company completed enrollment in its Phase 3 clinical trial of RP-G28 known as “Liberatus” in March 2019 and last patient visit in July 2019. In September 2019, the Company announced that its Phase 3 clinical trial of RP-G28 for LI failed to demonstrate statistical significance in its pre-specified primary and secondary endpoints. While the Company is continuing to analyze the results of the trial to better understand the data and clinical outcomes to assess a path forward for RP-G28, no further development efforts of RP-G28 are currently ongoing.

In October 2019, the Company announced that it has engaged A.G.P./Alliance Global Partners (“A.G.P.”) as financial advisor to explore and evaluate potential strategic alternatives to enhance shareholder value, which may include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transaction.

The Company operates in one business segment focused on the development and commercialization of therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer. The Company does not currently operate any separate lines of business or separate business entities.

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

The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other period. The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2018 Annual Report.

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

The Company has not generated any product revenue and has not achieved profitable operations to date. For the nine months ended September 30, 2019, the Company had a net loss of approximately $9.7 million and had net cash used in operating activities of approximately $12.9 million. At September 30, 2019, the Company had net working capital of approximately $0.1 million, an accumulated deficit of approximately $79.9 million, and cash and cash equivalents of approximately $2.0 million.

In September 2019, the Company announced that its Phase 3 clinical trial of RP-G28 for LI failed to demonstrate statistical significance in its pre-specified primary and secondary endpoints. While the Company is continuing to analyze the results of the trial to better understand the data and clinical outcomes to assess a path forward for RP-G28, no further development efforts of RP-G28 are currently ongoing. The Company is currently exploring and evaluating potential strategic alternatives to enhance shareholder value, which may include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transaction.

There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. The Company’s operating expenses have decreased significantly since the completion of its Phase 3 clinical trial of RP-G28 and the Company has made additional operating expense reductions following the announcement of the trial results, including reductions to executive and board compensation. The Company will continue to make further reductions as necessary. However, any future development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the operations of the Company have been funded through the sale of common shares, preferred shares, warrants and convertible debt. Our announcement related to the results of our Phase 3 clinical trial of RP-G28 has significantly depressed our stock price and may severely impair our ability to raise additional funds. Management cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company is able to raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that could impact the Company’s ability to conduct business. If the Company is not able to raise additional capital on acceptable terms, the Company may have to (i) discontinue the development and/or commercialization of RP-G28; (ii) seek collaborators for the development of RP-G28 on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to RP-G28.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended September 30, 2019, as compared to the significant accounting policies described in the Company’s 2018 Annual Report, except for the recent adoption of the new lease accounting pronouncement as described below.

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

Cash and Cash Equivalents

Cash consists of amounts held in financial institutions that are immediately available to the Company. The funds are maintained at stable financial institutions, generally at amounts in excess of federally insured limits. Cash equivalents include money market funds and held-to-maturity securities with a maturity date of 90 days or less. As of September 30, 2019, cash and cash equivalents consisted of bank deposits, cash and investments in money market funds. The Company has not realized any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions at which those deposits are held.

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

Other information related to the Company’s leases is provided below.

Nine Months Ended September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	86,234
Operating lease asset obtained in exchange for lease obligation:
Operating lease	$198,319
Remaining lease term
Operating lease	1.1 years
Discount rate
Operating lease	6.00%

Future payments under non-cancelable extended operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter:

Future minimum lease payments year ending December 31,
2019 (remaining)	$30,675
2020	103,254
Total future minimum lease payments, undiscounted	133,929
Less imputed interest	(4,581)
Present value of lease liabilities	$129,348

Operating lease liabilities reported as of September 30, 2019:
Operating lease liabilities-current	$119,074
Operating lease liabilities-non-current	10,274
Total	$129,348

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the nine months ended September 30, 2019, comprehensive income consisted of unrealized gains on investments in available-for-sale debt securities. There were no unrealized gains (losses) on investments in available-for-sale debt securities and held-to-maturity debt securities for the nine months ended September 30, 2018.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment that modifies the measurement recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for public business entities that are SEC filers. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

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

Other accounting standard updates effective after September 30, 2019 are not expected to have a material impact on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

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

The standard had a material impact on the Company’s condensed balance sheets, but did not have an impact on its statements of operations and comprehensive loss. The most significant impact was the recognition of a ROU asset and lease liability for the Company’s sole operating lease—the Company had no finance leases. Adoption of the standard did not require the Company to restate previously reported results as it elected to apply a modified retrospective approach at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented.

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

In August 2018, the SEC adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain SEC disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheets must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. These final rules became effective on November 5, 2018, with issuers required to provide their analysis of stockholders’ equity in quarterly reports on Form 10-Q beginning with reports for the quarter ended March 31, 2019. The Company included the analysis of changes in stockholders’ equity in the interim period unaudited condensed financial statements for the quarter ended March 31, 2019, has included it in this Quarterly Report, and will continue to do so in the Company’s quarterly reports on Form 10-Q in the future. The Company adopted these SEC amendments on January 1, 2019 and it did not have a material impact on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	September 30, 2019	December 31, 2018
Computers and equipment	5 years	$17,178	$15,589
Furniture and fixtures	7 years	19,158	19,158
Total property and equipment		36,336	34,747
Accumulated depreciation		(19,137)	(14,587)
Total property and equipment, net		$17,199	$20,160

Depreciation expense of approximately $1,600 was recognized for the three months ended September 30, 2019 and approximately $1,500 was recognized for the three months ended September 30, 2018. Depreciation expense of approximately $4,600 was recognized for the nine months ended September 30, 2019 and approximately $4,300 was recognized for 2018. Depreciation expense is classified in general and administrative expense in the accompanying unaudited condensed statements of operations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Master Services Agreement

In May 2018, the Company entered into an Amended and Restated Master Services Agreement (“Service Agreement”) with a clinical research organization (“CRO”), pursuant to which the CRO will perform certain services related to the management and execution of certain clinical trials involving RP-G28. The Services Agreement supersedes the Master Service Agreement, dated August 30, 2016, by and between the Company and the CRO. The precise services to be performed by the CRO under the Services Agreement will be mutually agreed upon by the parties in writing and set forth in one or more task orders. The Company is not obligated to purchase any minimum or specific volume or dollar amount of services under the Services Agreement.

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

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $29,000 for each of the three months ended September 30, 2019 and 2018, and approximately $88,000 for each of the nine months ended September 30, 2019 and 2018 and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations.

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

As of September 30, 2019, the Company had 9,926,956 shares of common stock, 4,080 shares of Series A convertible preferred stock, 1,850 shares of Series B convertible preferred stock and 240 shares of Series C convertible preferred stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Each share of Series A preferred stock is convertible by the holder at $4.00 per share, subject to adjustment for stock splits, stock dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. Each share of Series B preferred stock is convertible by the holder at $1.30 per share, subject to customary adjustment in the event of future stock dividends and stock splits. Each share of Series C preferred stock is convertible by the holder at $1.64 per share, subject to customary adjustment in the event of future stock dividends and stock splits. Holders are entitled to receive, and the Company shall pay, dividends on outstanding shares of Series A, Series B and Series C preferred stock, on an as-if-converted-to-common-stock basis, equal to and in the same form as dividends actually paid on outstanding common shares when, as and if such dividends are paid on outstanding common shares. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series A, Series B and Series C preferred stock shall be entitled to receive out of the assets of the Company, whether capital or surplus, the same amount that a holder of common stock would receive if the Series A, Series B and Series C preferred stock were fully converted to common stock, which amounts shall be paid pari passu with all common stockholders. Holders of Series A, Series B and Series C preferred stock have no voting rights. However, as long as any shares of Series A, Series B and Series C preferred stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A, Series B and Series C preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series A, Series B and Series C preferred stock or alter or amend the applicable Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A, Series B and Series C preferred stock, (c) increase the number of authorized shares of Series A, Series B and Series C preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

Aspire Capital Common Stock Purchase Agreement

On May 4, 2017, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which the Company and Aspire amended and restated on March 29, 2019 and July 23, 2019 (as amended and restated, the “Aspire Purchase Agreement”). The Aspire Purchase Agreement was amended and restated to adjust certain provisions of the agreement to improve the Company’s access to funding under the agreement. The Aspire Purchase Agreement provides access to the Company of up to an aggregate of $6.5 million in proceeds through the sale of shares of its common stock through March 31, 2021.

Under the Aspire Purchase Agreement, as amended, on any trading day the Company selects, it has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of its common stock per trading day for up to an aggregate of $6,500,000 of its common stock, at a per share price (the “Purchase Price”) equal to the lesser of: (i) the lowest sale price of the Company’s common stock on the sale date, or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date. The aggregate purchase price payable by Aspire Capital on any one purchase date cannot exceed $500,000. In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares and its stock price is not less than $0.25 per share, the Company can also, in its sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of its common stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by the Company. Under the terms of the Aspire Purchase Agreement, the number of shares that can be sold pursuant to Aspire Capital is limited to 1,807,562 (the “Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock as of March 29, 2019, the date the agreement was first amended and restated, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market was obtained to issue more than 19.99%. This limitation would not apply if, at any time the Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the Aspire Purchase Agreement was equal to or greater than $0.86 (the “Minimum Price”), which was the closing price of the Company’s common stock immediately preceding the signing of the agreement. As of September 30, 2019, no shares of common stock have been sold or issued to Aspire Capital under the Aspire Purchase Agreement.

NOTE 7 - WARRANTS

Warrants to purchase an aggregate of 8,413,017 shares of the Company’s common stock were outstanding at September 30, 2019. These warrants are all vested and exercisable, have exercise prices ranging from $1.30 to $93.00 per share, with a weighted average exercise price of $1.78, and expire at various dates through November 2023.

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

On September 15, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 2,585,871 shares of common stock. As of September 30, 2019, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 2,750,000 and 183,124 shares were available for issuance as of September 30, 2019.

The following represents a summary of the options granted to employees and non-employees that are outstanding at September 30, 2019 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	673,885	$19.82	$	―	8.2
Granted	698,750	$0.62	$	―	9.0
Exercised/ Expired/ Forfeited	(28,500)	$0.98	$	―	―
Outstanding at September 30, 2019	1,344,135	$10.24	$	―	8.4
Exercisable at September 30, 2019	531,528	$28.66	$	―	7.4

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (three months ended September 30, 2018 stock price adjusted for 1-for-10 reverse stock split):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected stock-price volatility	69.00% – 69.38%	48.89% – 50.22%	46.33% – 69.38%	46.47% – 53.11%
Risk-free interest rate	1.47% – 1.54%	2.78% – 3.07%	1.47% – 2.60%	2.46% – 3.07%
Expected average term of options	5 –7	7 – 10	5 – 7	5 – 10
Stock price	$1.04	$1.85 – $2.22	$0.60 – $1.04	$1.85 – $3.40

Restricted Stock Units

Certain employees and consultants have been awarded restricted stock units. The restricted stock units include either milestone or time-based vesting. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,100,000	$2.73
Granted	35,000	0.63
Forfeited	―	―
Expired	(35,000)	0.63
Unvested at September 30, 2019	1,100,000	$2.73

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $95,000 and $171,000 for the three months ended September 30, 2019 and 2018, respectively, and $364,000 and $562,000 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was approximately $334,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.46 years.

No stock options were exercised during the nine months ended September 30, 2019.

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

Other than as described above, the Company has not entered into or been a participant in any transaction in which a related party had or will have a direct or indirect material interest for the nine months ended September 30, 2019.

NOTE 10 – SUBSEQUENT EVENTS

In October 2019, the Company announced that it has engaged A.G.P as financial advisor to explore and evaluate strategic alternatives to enhance shareholder value, which may include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transactions.

On November 6, 2019, the Company entered into a Sales Agreement (the “ATM Agreement”) with A.G.P., pursuant to which the Company may offer and sell, from time to time through A.G.P., shares of the Company’s common stock having an aggregate offering price of up to $3,673,159 (the “Placement Shares”), subject to the terms and conditions of the ATM Agreement. Unless earlier terminated pursuant to the terms of the ATM Agreement, the ATM Agreement will automatically terminate upon the earlier to occur of (i) issuance and sale of all of the Placement Shares to or through A.G.P. and (ii) August 1, 2022.

On November 12, 2019, we entered into an irrevocable consent and waiver agreement (the “Waiver Agreement”) with the holders of our outstanding Series B convertible preferred stock (the “Series B Holders”), who are also parties to that certain Securities Purchase Agreement, dated as of October 30, 2018 (the “2018 Purchaser Agreement”), by and among the Company and the purchasers identified therein (including the Series B Holders). Pursuant to the terms of the Waiver Agreement, the Series B Holders agreed to waive the restriction in Section 4.12(b) of the 2018 Purchase Agreement prohibiting Dilutive Issuances (as defined in the 2018 Purchase Agreement) for the remainder of the Restricted Period (as defined in the 2018 Purchase Agreement), such that Section 4.12(b) of the 2018 Purchase Agreement is of no further force and effect (the “Waiver”). In exchange for the Series B Holders’ Waiver and subject to the other terms and conditions described in the Waiver Agreement, we agreed to reduce the conversion price of the Series B convertible preferred stock from $1.30 to $0.20 per share and to reduce the conversion price of the Series C convertible preferred stock from $1.64 to $0.20 per share, in each case subject to the approval of our stockholders to issue the additional shares of common stock that will be issuable upon conversion of the Series B convertible preferred stock and Series C convertible preferred stock as a result of the Series B Conversion Price Adjustment and the Series C Conversion Price Adjustment as required by the applicable Nasdaq rules, which stockholder approval we agreed to seek by no later than the earlier of (i) our next annual or special meeting of stockholders, or (ii) February 14, 2020.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to identify a path forward for RP-G28;

●	our ability to obtain additional financing on acceptable terms;

●	our ability to execute a strategic transaction;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	the success and timing of our preclinical studies and clinical trials;

●	our ability to obtain and maintain regulatory approval of RP-G28 or any other product candidates we may develop in the future, and the labeling under any approval we may obtain;

●	regulatory developments in the United States and other countries;

●	the performance of third-party manufacturers;

●	our ability to develop and commercialize RP-G28 and any other product candidates we may develop in the future;

●	our ability to obtain and maintain intellectual property protection for RP-G28 and any other product candidates that we may develop in the future;

●	the successful development of our sales and marketing capabilities;

●	the potential markets for RP-G28 and any other product candidates we may develop in the future and our ability to serve those markets;

●	the rate and degree of market acceptance of our products, if approved;

●	the success of competing drugs that are or become available; and

●	the loss of key scientific or management personnel.

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

Overview

Since our inception, Ritter Pharmaceuticals, Inc. has been focused on the development of innovative therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. Our only product candidate, RP-G28, is an orally administered, high purity galacto-oligosaccharide for the treatment of lactose intolerance (“LI”), a condition that affects millions of people worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine. We completed enrollment in our Phase 3 clinical trial of RP-G28 known as “Liberatus” in March 2019 and last patient visit in July 2019. In September 2019, we announced that our Phase 3 clinical trial of RP-G28 for LI failed to demonstrate statistical significance in its pre-specified primary and secondary endpoints. While we are continuing to analyze the results of the trial to better understand the data and clinical outcomes to assess a path forward for RP-G28, no further development efforts for RP-G28 are currently ongoing.

In October 2019, we announced that we had engaged A.G.P./Alliance Global Partners (“A.G.P.”) as financial advisor to explore and evaluate strategic alternatives to enhance shareholder value, which may include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transaction.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception.

Financial Overview

We have incurred net losses in each year since our inception, including net losses of approximately $9.7 million for the nine months ended September 30, 2019. We had an accumulated deficit of approximately $79.9 million as of September 30, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, patent costs, stock-based compensation, and from general and administrative costs associated with our operations.

Our operating expenses have decreased significantly since the completion of our Phase 3 clinical trial of RP-G28 and we have made additional operating expense reductions following the announcement of the trial results, including reductions to executive and board compensation. We will continue to make further expense reductions as necessary.

However, any future development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing.

Revenue

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital to pursue any future development activities, clinical and pre-clinical testing and commercialization activities. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for RP-G28. Our research and development expenses have consisted primarily of:

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

From inception through September 30, 2019, we have incurred approximately $39.5 million in research and development expenses. Research and development expenses have been significantly reduced with the completion of our Phase 3 clinical trial of RP-G28 and our decision to suspend development efforts of RP-G28 as we continue to analyze the results from our Phase 3 clinical trial to better understand the data and clinical outcomes to assess a path forward for RP-G28.

We expect that our research and development expenses will increase if we resume clinical development of RP-G28 or commence clinical development of another product candidate.

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

We expect that our general and administrative expenses will increase if we resume clinical development of RP-G28 and/or if we pursue a strategic transaction. These increases may include increased fees for outside consultants, lawyers and accountants, among other expenses.

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

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that we estimate we would receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We disclose and recognize the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 - Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2 - Inputs other than quoted prices that are observable for the assets or liability either directly or indirectly, including inputs in markets that are not considered to be active;

Level 3 - Inputs that are unobservable.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended September 30, 2019.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows :

	Fair Value Measurements Using
	Level 1		Level 2		Level 3	Total
September 30, 2019
Assets:
Money market fund	$1,791,630	$	―	$	―	$1,791,630
Total assets	$1,791,630	$	―	$	―	$1,791,630

We use a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value our money market funds, we value the funds at $1 stable net asset value, which is the market pricing convention for identical assets that we have the ability to access.

The investments are classified as available-for-sale debt securities. At September 30, 2019, the balance in our accumulated other comprehensive income comprised primarily of temporary unrealized gains related to our available-for-sale debt securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities for the nine months ended September 30, 2019 and as a result, we did not reclassify any amounts out of accumulated other comprehensive loss for the period. We have no available-for-sale debt securities as of September 30, 2019.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended September 30,		Dollar	Percentage
	2019	2018	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$1,036,689	$3,459,681	$(2,422,992)	(70)%
Patent costs	20,867	59,068	(38,201)	(65)%
General and administrative	1,122,825	1,144,750	(21,925)	(2)%
Total operating costs and expenses	2,180,381	4,663,499	(2,483,118)	(53)%

Operating loss	(2,180,381)	(4,663,499)	(2,483,118)	(53)%

Other income:
Interest income	13,172	17,237	(4,065)	(24)%
Total other income	13,172	17,237	(4,065)	(24)%
Net Loss	$(2,167,209)	$(4,646,262)	$2,479,053	(53)%

Research and Development Expenses

Research and development expenses decreased by approximately $2.4 million, or 70%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The primary reason for this decrease is the completion of our Liberatus clinical trial at the beginning of the current period and our decision to suspend development activities of RP-G28 following the announcement of our Phase 3 clinical trial results in early September 2019, as we continue to analyze the results from the trial to better understand the data and clinical outcomes to assess a path forward for RP-G28. Research and development expenses during the three months ended September 30, 2018 primarily reflect the costs associated with initiation of the Liberatus clinical trial including manufacturing and payments made to the CRO.

Patent Costs

Patent costs were approximately $21,000 and $59,000 for the three months ended September 30, 2019 and 2018, respectively, representing a decrease of approximately $38,000, or 65%. The primary reason for the decrease is the timing of expenses related to the maintenance of patent rights, the prosecution of patents, the application for the issuance of patents, as well as the preparation to file national Phase applications in certain foreign countries.

General and Administrative Expenses

General and administrative expenses decreased slightly by approximately $22,000, or 2%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Approximately $95,000 in stock-based expense was recognized during the three months ended September 30, 2019 as compared to approximately $171,000 during the same period in 2018.

Other Income

Other income decreased by approximately $4,000, or 24%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to the lower balance in our higher-yielding short-term marketable debt securities in the three months ended September 30, 2019 as compared to the comparative period ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	For the Nine Months Ended September 30,		Dollar	Percentage
	2019	2018	Change	Change
Statement of Operations Data:
Operating costs and expenses
Research and development	$6,044,580	$6,180,607	$(136,027)	(2)%
Patent costs	139,436	170,418	(30,982)	(18)%
General and administrative	3,621,888	3,957,545	(335,657)	(8)%
Total operating costs and expenses	9,805,904	10,308,570	(502,666)	5%

Operating loss	(9,805,904)	(10,308,570)	502,666	5%

Other income:
Interest income	117,777	64,965	52,812	81%
Total other income	117,777	64,965	52,812	81%
Net Loss	$(9,688,127)	$(10,243,605)	$555,478	(5)%

Research and Development Expenses

Research and development expenses decreased slightly by approximately $0.1 million, or 2%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Research and development expenses during the nine months ended September 30, 2019 reflect expenses incurred in connection with the completion and close-out activities of our Liberatus clinical trial. Research and development expenses during the nine months ended September 30, 2018 primarily reflect extension study costs and expenses related to the preparation for and the initiation of the Liberatus clinical trial.

Patent Costs

Patent costs were approximately $139,000 and $170,000 for the nine months ended September 30, 2019 and 2018, respectively, representing a decrease of approximately $31,000, or 18%. The primary reason for the decrease is the timing of expenses related to the maintenance of patent rights, the prosecution of patents, the application for the issuance of patents, as well as the preparation to file national Phase applications in certain foreign countries.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.3 million, or 8%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to decreases of approximately $0.2 million in stock-based compensation expense, approximately $0.1 million in recruitment fees and approximately $0.1 million in business development expenses, partially offset by an increase of approximately $0.1 million in taxes. Approximately $364,000 in stock-based compensation expense was recognized during the nine months ended September 30, 2019 as compared to approximately $562,000 during the same period in 2018.

Other Income

Other income increased by approximately $53,000, or 81%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to our investing in higher-yielding short-term marketable debt securities in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations and, as of September 30, 2019, we had an accumulated deficit of approximately $79.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development program, stock-based compensation, and from general and administrative costs associated with our operations.

At September 30, 2019, we had net working capital of approximately $0.1 million, and cash and cash equivalents of approximately $2.0 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(12,851,824)	$(10,130,131)
Investing activities	6,996,960	(2,008)
Financing activities	―	(3,256)
Net decrease in cash and cash equivalents	$(5,854,864)	$(10,135,395)

Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities of approximately $12.9 million primarily reflects our net loss for the period of approximately $9.7 million and changes in our working capital accounts of approximately $3.6 million, offset by changes in the noncash component of approximately $0.4 million. Changes in working capital accounts include decreases in accounts payable of approximately $1.9 million, accrued expenses of approximately $1.3 million and prepaid expenses of approximately $0.3 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was from the sale of investments in marketable securities to finance the Liberatus clinical trial of RP-G28. Net cash used in investing activities of approximately $1,600 and $2,000 during the nine months ended September 30, 2019 and 2018, respectively, related to the purchase of office furniture and equipment.

Financing Activities

No cash was provided by financing activities for the nine months ended September 30, 2019 and 2018. Net cash used in financing activities related to payout of fractional shares for the nine months ended September 30, 2018.

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

Under the Aspire Purchase Agreement, as amended, on any trading day we select, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per trading day, up to an aggregate of $6,500,000 of our common stock, at a per share price (the “Purchase Price”) equal to the lesser of: (i) the lowest sale price of our common stock on the sale date, or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the sale date. The aggregate purchase price payable by Aspire Capital on any one purchase date cannot exceed $500,000. In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares and our stock price is not less than $0.25 per share, we can also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by us. Under the terms of the Aspire Purchase Agreement, the number of shares that can be sold pursuant to Aspire Capital is limited to 1,807,562 (the “Exchange Cap”), which represented 19.99% of our outstanding shares of common stock as of March 29, 2019, the date the agreement was first amended and restated, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market was obtained to issue more than 19.99%. This limitation would not apply if, at any time the Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the Aspire Purchase Agreement was equal to or greater than $0.86 (the “Minimum Price”), which was the closing price of our common stock immediately preceding the signing of the first amendment to the agreement. As of September 30, 2019, no shares of common stock have been sold or issued to Aspire Capital under the Aspire Purchase Agreement.

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

At-the-Market Offering Agreement

On November 6, 2019, we entered into a Sales Agreement (the “ATM Agreement”) with A.G.P., pursuant to which we may offer and sell, from time to time through A.G.P., shares of our common stock having an aggregate offering price of up to $3,673,159 (the “Placement Shares”), subject to the terms and conditions of the ATM Agreement. Unless earlier terminated pursuant to the terms of the ATM Agreement, the ATM Agreement will automatically terminate upon the earlier to occur of (i) issuance and sale of all of the Placement Shares to or through A.G.P. and (ii) August 1, 2022.

Future Funding Requirements

To date, we have not generated any revenue. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize RP-G28 or some other product candidate.

Our operating expenses have decreased significantly since the completion of our Phase 3 clinical trial of RP-G28 and we have made additional operating expense reductions following the announcement of the trial results, including reductions to executive and board compensation. We will continue to make further reductions as necessary.

Based upon our current operating plan, we believe that our existing cash and cash equivalents, together with interest and any proceeds received under the Aspire Purchase Agreement and/or ATM Agreement, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2020.

However, we will need substantial additional funding to continue our operations, particularly if we resume development activities for RP-G28 or some other product candidate. In addition, we expect that we will need additional funding to pursue any strategic transaction.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments from those disclosed in our 2018 Annual Report, except that, as disclosed in a Current Report on Form 8-K filed on October 15, 2019, we entered into amendments to the respective employment offer letters of Andrew J. Ritter, our Chief Executive Officer, John W. Beck, our Chief Financial Officer, and Ira E. Ritter, our Chief Strategic Officer (the “Offer Letter Amendments”) on October 15, 2019. Pursuant to the terms of the Offer Letter Amendments, each of our executive officers agreed to defer a portion of his annual base salary (the “Deferred Amounts”), as set forth below, until such time as the board of directors, in its sole discretion, decides to pay the Deferred Amounts (or any portion of the Deferred Amounts) to the executive officers, if ever.

Name of Executive Officer	Deferred Amount
Andrew J. Ritter	$70,200
John W. Beck	$33,000
Ira E. Ritter	$53,820

Off-Balance Sheet Arrangements

Through September 30, 2019, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2019 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risks described in Item 1A. Risk Factors of our 2018 Annual Report could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2018 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Except as set forth below, there are no material changes to the risk factors set forth in our 2018 Annual Report. Investors should consider the risk factors described in our 2018 Annual Report and set forth below prior to making an investment decision with respect to our stock.

We cannot be certain that RP-G28 will receive regulatory approval, and without regulatory approval we will not be able to market RP-G28.

The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the Food and Drug Administration (“FDA”) in the United States, the European Medicines Agency (“EMA”) in Europe, and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or Europe until we receive approval of a New Drug Application (“NDA”) from the FDA or a Marketing Authorization Application (“MAA”) from the EMA, respectively. We have not submitted any marketing applications for RP-G28.

We completed enrollment in our Phase 3 clinical trial known as “Liberatus” in March 2019 and last patient las visit in July 2019. In September 2019, we announced that our Phase 3 clinical trial of RP-G28 for LI failed to demonstrate statistical significance in its pre-specified primary and secondary endpoints. While the Company is continuing to analyze the results of the trial to better understand the data and clinical outcomes to assess a path forward for RP-G28, no further development efforts of RP-G28 are currently ongoing.

We may be required to conduct additional clinical trials of RP-G28 if we decide to continue its clinical development. We cannot predict whether future trials and studies will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date and/or any we may conduct in the future.

If we are unable to obtain approval from the FDA, the EMA or other regulatory agencies for RP-G28, we will not be able to market RP-G28. If we are unable to market RP-G28, we may not be able to ever become profitable.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

On August 19, 2019, we received a written notice (the “Stockholders’ Equity Notice”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) as our stockholders’ equity, as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2019, was below $2.5 million, which is the minimum stockholders’ equity required for compliance with Rule 5550(b)(1). Further, as of August 19, 2019, the Company did not satisfy the conditions for the alternative market value of listed securities standard for continued listing or the net income standard for continued listing. The Stockholders’ Equity Notice has no immediate effect on the listing of our common stock on The Nasdaq Capital Market. As required by the Stockholders’ Equity Notice, we submitted a plan to regain compliance to Nasdaq. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice, or until February 15, 2020, to demonstrate compliance. If Nasdaq does not accept our plan to regain compliance, we will have the right to appeal such decision to a Nasdaq hearings panel.

On October 28, 2019, we received a second written notice (the “Bid Price Notice”) from Nasdaq notifying us that, because the closing bid price for our common stock had been below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. The Bid Price Notice has no immediate effect on the listing of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until April 27, 2020, to regain compliance with the Minimum Bid Price Requirement. During the compliance period, our shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period. In the event we are not in compliance with the Minimum Bid Price Requirement by April 27, 2020, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. We intend to actively monitor the bid price of our common stock between now and April 27, 2020 and will consider available options to regain compliance with the Minimum Bid Price Requirement.

We are not in good standing in the State of Delaware, the state of our incorporation, as a result of outstanding franchise taxes.

We are currently not in good standing with the State of Delaware, the state of our incorporation, due to outstanding corporate franchise taxes owed to the State of Delaware for fiscal year 2019. We have been assessed approximately $120,000 in franchise taxes due to the State of Delaware. Our loss of good standing with the State of Delaware could have negative consequences for us and our business including: (i) possible loss of access to the courts; (ii) difficulties in securing capital and financing from lenders; (iii) tax liens being imposed on us; (iv) a loss of name rights; (v) administrative dissolution or revocation; and/or (vi) fines and penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 5. OTHER INFORMATION

On November 12, 2019, we entered into an irrevocable consent and waiver agreement (the “Waiver Agreement”) with the holders of our outstanding Series B convertible preferred stock (the “Series B Holders”), who are also parties to that certain Securities Purchase Agreement, dated as of October 30, 2018 (the “2018 Purchaser Agreement”), by and among the Company and the purchasers identified therein (including the Series B Holders). Pursuant to the terms of the Waiver Agreement, the Series B Holders agreed to waive the restriction in Section 4.12(b) of the 2018 Purchase Agreement prohibiting Dilutive Issuances (as defined in the 2018 Purchase Agreement) for the remainder of the Restricted Period (as defined in the 2018 Purchase Agreement), such that Section 4.12(b) of the 2018 Purchase Agreement is of no further force and effect (the “Waiver”). In exchange for the Series B Holders’ Waiver and subject to the other terms and conditions described in the Waiver Agreement, we agreed to reduce the conversion price of the Series B convertible preferred stock from $1.30 to $0.20 per share and to reduce the conversion price of the Series C convertible preferred stock from $1.64 to $0.20 per share, in each case subject to the approval of our stockholders to issue the additional shares of common stock that will be issuable upon conversion of the Series B convertible preferred stock and Series C convertible preferred stock as a result of the Series B Conversion Price Adjustment and the Series C Conversion Price Adjustment as required by the applicable Nasdaq rules, which stockholder approval we agreed to seek by no later than the earlier of (i) our next annual or special meeting of stockholders, or (ii) February 14, 2020.

The foregoing description of the Waiver Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Waiver Agreement, a copy of which is filed herewith as Exhibit 10.5 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.1	Offer Letter Amendment by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter, dated October 15, 2019.	8-K	001-37428	10.1	10/15/2019

10.2	Offer Letter Amendment by and between Ritter Pharmaceuticals, Inc. and John W. Beck, dated October 15, 2019.	8-K	001-37428	10.2	10/15/2019

10.3	Offer Letter Amendment by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter, dated October 15, 2019.	8-K	001-37428	10.3	10/15/2019

10.4	Sales Agreement, dated November 6, 2019 between Ritter Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners	8-K	001-37428	10.1	11/7/2019

10.5	Form of Consent and Waiver with Series B Convertible Preferred Stockholders

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

November 14, 2019	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Andrew J. Ritter
	Name:	Andrew J. Ritter
	Title:	Chief Executive Officer

