Form 10-K/A
period 2019-12-31
RITTER PHARMACEUTICALS INC
filed 2020-04-24
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Ritter Pharmaceuticals, Inc. (the “Company”) is being filed to include a signed copy of the Report of Independent Registered Public Accounting Firm (the “Report”) on the Company’s financial statements filed under Item 8 of Part II of Form 10-K.  The original Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2020 (the “Original Form 10-K”) inadvertently included an unsigned copy of the Report.

This Amendment is also being filed to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from the Original Form 10-K, in reliance on General Instruction G(3) to Form 10-K, which provides for the incorporation by reference of certain provisions of a registrant’s definitive proxy statement into its Annual Report on Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 8 of Part II and Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, for the purpose of adding new certifications by our principal executive officer and principal financial officer and a new consent of the Company’s independent registered public accounting firm. Except as otherwise expressly set forth in this Amendment, no portion of the Original Form 10-K is being amended, modified or updated by this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our subsequent filings with the Commission.

Unless we specify otherwise, all references in this Amendment to “we,” “our,” “us,” or “the Company” refer to Ritter Pharmaceuticals, Inc.

PART II

Item 8. Financial Statements and Supplementary Data.

The financial statements and the reports of our independent registered accounting firm required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Board of Directors in General

Our board of directors currently consists of six members. Biographical information with respect to our directors is provided below.

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

Name	Position with the Company	Age as of the Annual Meeting	Director Since
Andrew J. Ritter	President, Chief Executive Officer and Director	37	2008
Ira E. Ritter	Executive Chairman, Chief Strategic Officer and Director	71	2008
Noah J. Doyle	Director	52	2008
Matthew W. Foehr	Director	47	2015
Paul V. Maier	Director	72	2015
Dr. William M. Merino	Director	77	2017

Andrew J. Ritter served as Co-Founder, President and Chief Executive Officer of the Company’s predecessor in interest from its inception in 2004 until relinquishing the role of Chief Executive Officer to Mr. Step in October 2014. Mr. Ritter assumed the role of Chief Executive Officer, relinquishing the role of President in June 2018 when Mr. Step resigned as Chief Executive Officer. Mr. Ritter was a member of the board of directors of the Company’s predecessor since its inception in 2004 and has been a member of our board of directors since 2008 when the Company was formed. Mr. Ritter has been actively studying the field of lactose intolerance for over 15 years and currently holds over a dozen patents and over twenty pending international patent applications. In addition, he has co-published articles, has given presentations at major healthcare and medical conferences, and has been a guest lecturer of entrepreneurship at various graduate and undergraduate schools throughout Los Angeles including: University of Southern California Marshall School of Business, University of California at Los Angeles Anderson School of Business and Pepperdine University Graziadio School of Business and Management. Mr. Ritter served as a Los Angeles City Commissioner on the Commission for Children, Youth and Their Families from 2000 to 2002. He holds a B.A. in Political Science and a minor in Business from the University of Southern California. Mr. Ritter received a Master of Business Administration from the Wharton School of Business.

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

Ira E. Ritter served as Co-Founder, Chief Strategic Officer and Executive Chairman of our predecessor from its inception in 2004 through the formation of Ritter Pharmaceuticals, Inc. in 2008 and has served in those positions with us since 2008. Mr. Ritter has extensive experience creating and building diverse business enterprises and has provided corporate management, strategic planning and financial consulting for a wide range of market segments including; health product related national distribution and private label production, television and publishing. He assisted taking us public on Nasdaq and Martin Lawrence Art Galleries public on The New York Stock Exchange.  Since 2010, Mr Ritter has also acted as a managing partner of Stonehenge Partners. Mr. Ritter has a long history of public service that includes appointments by three Governors to several State of California Commissions including eight years as Commissioner on the California Prison Industry Authority. He has guest lectured at University of Southern California Marshall School of Business and Pepperdine University Graziadio School of Business, where he also serves as an advisory board member to Pepperdine’s Graduate School of Education and Psychology, Social Entrepreneurship and Change Program. He previously served on the boards of directors for Vitavis Laboratories and SCWorx.

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

Noah J. Doyle has served as a director of the Company since September 2008. He has been an entrepreneur and investor for over 20 years. Mr. Doyle is the managing director of Javelin GP, LLC, the general partner of Javelin GP, LP, which is the general partner of Javelin and the manager of Javelin SPV. Prior to forming the first Javelin entities in 2008, Mr. Doyle supported over a dozen start-ups as an angel investor, including Keyhole, Inc. (“Keyhole”) (acquired by Google Inc. in 2004), Cantametrix, Inc. (acquired by Gracenote, Inc. in 2002), Amae Software (acquired by Verint Systems, Inc. in 2006), Nuvon, Inc., Aquea Scientific Corporation, Emdigo Inc., Magnacash Inc. (acquired by Yaga, Inc. in 2001), and i-mint India. Mr. Doyle most recently directed the enterprise product line for Google’s geospatial products, Google Earth and Google Maps, from 2004 to 2007. From 2002 to 2004 he managed the Sales and Corporate Development functions at Keyhole, which created the first Web hosted digital earth model. Prior to Keyhole, Mr. Doyle helped establish the Internet loyalty rewards marketplace as a co-founder of MyPoints.com (“MyPoints”), the largest Internet loyalty program with over 6 million active members, where he led product management and business development functions from the company’s inception in 1996 through its initial public offering and subsequent acquisition by United Airlines in 2002. Prior to joining MyPoints, Mr. Doyle was based in Tokyo where he managed overseas sales and marketing for the OEM channel of Matsushita’s (Panasonic) communications equipment subsidiary in Japan, from 1990 to 1994. Mr. Doyle served on the board of directors of MOL Global, Inc. from July 2014 to February 2016. He was also chairman of the management board of the University of California, Berkeley’s campus bookstore, a $17 million retail operation, and also held product management and operations management roles at IBM/Rational (Pure Atria) and Oracle, from 1989 to 1990. Mr. Doyle holds M.B.A. and B.A. Economics degrees, as well as certificates in Management of Technology and Global Management from University of California, Berkeley.

Qualifications: We believe that Mr. Doyle is well suited to serve on our board of directors due to his over 20 years of experience as an entrepreneur and investor. Mr. Doyle has experience as a venture capitalist building and serving on the boards of many public and private emerging companies in leadership roles providing guidance on finance, development and operational growth.

Matthew W. Foehr has served as a director of the Company since February 2015. He currently serves as President and Chief Operating Officer at Ligand Pharmaceuticals Incorporated (“Ligand”), a biopharmaceutical company. Prior to joining Ligand in 2011, Mr. Foehr was Vice President and Head of Consumer Dermatology R&D, as well as Acting Chief Scientific Officer of Dermatology, in the Stiefel division of GlaxoSmithKline (“GSK”). Following GSK’s acquisition of Stiefel Laboratories, Inc. (“Stiefel”) in 2009, Mr. Foehr led the R&D integration of Stiefel into GSK. At Stiefel Laboratories, Inc., Mr. Foehr served as Senior Vice President of Global R&D Operations, Senior Vice President of Product Development& Support, and Vice President of Global Supply Chain Technical Services. Prior to joining Stiefel, Mr. Foehr held various executive roles at Connetics Corporation including Senior Vice President of Technical Operations and Vice President of Manufacturing. Currently, he is a member of the board of directors of Viking Therapeutics Inc. Mr. Foehr is the author of multiple scientific publications and is a named inventor on numerous U.S. patents. He received his Bachelor of Science degree in Biology from Santa Clara University.

Qualifications: We believe that Mr. Foehr is well suited to serve on our board of directors due to his more than 20 years of experience in the pharmaceutical industry and his experience managing global operations and research and development programs.

Paul V. Maier has served as a director of the Company since April 2015. From November 2009 through June 2014, Mr. Maier served as the Chief Financial Officer of Sequenom Inc., a publicly held company serving the discovery, clinical research, and diagnostics market. From February 2007 until November 2009, he served as an independent financial consultant. Previously, Mr. Maier was Senior Vice President and Chief Financial Officer of Ligand from 1992 through 2007. From 1990 to 1992, Mr. Maier served as Vice President, Finance of DFS West, a division of DFS Group LP, a private multinational retailer. From 1984 to 1990, Mr. Maier was employed by ICN Pharmaceuticals, a pharmaceutical and biotechnology research products company, where he held various executive positions in finance and general management in ICN as well as SPI Pharmaceuticals, a publicly held subsidiary. Mr. Maier currently serves on the board of directors of International Stem Cell Corporation, Biological Dynamics Inc. and Eton Pharmaceuticals, Inc. Mr. Maier served on the board of directors of Apricus Biosciences from 2012 to January 2019 and on the board of directors of MabVax Therapeutics from 2014 to July 2018. Mr. Maier received an MBA from Harvard Business School and a BS from Pennsylvania State University.

Qualifications: We believe that Mr. Maier is well suited to serve on our board of directors due to his over 25 years of experience as a senior executive in biotechnology and pharmaceutical companies and his extensive experience in finance.

Dr. William M. Merino has served as a director of the Company since January 2017. Dr. Merino served as the Senior Vice President of Worldwide Regulatory Affairs for Warner Lambert Pharmaceuticals from 1987 to 2000, where he was a member of the Office of the Chairman and responsible for the registration and approval of pharmaceuticals products with regulatory agencies around the world. He was also responsible for quality assurance, quality control and drug safety for the company, and led efforts to gain expedited registration of Lipitor in the United States and abroad in 20 other countries. He also has previous experience leading international regulatory affairs at Alcon Pharmaceuticals, G.D. Searle & Co., and Riker Laboratories. Dr. Merino has served as a senior clinical and regulatory advisory to the Company. Dr. Merino received his PhD in Pharmacology from Purdue University.

Qualifications: We believe that Dr. Merino’s deep global experience in drug and device registration and his extensive work with senior members of the FDA as well as several international regulatory authorities will bring important insight and acumen to our board of directors, as the Company continues its interactions with the FDA in an effort to bring RP-G28 to market.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is reviewed periodically and amended as necessary and is available on our website at www.ritterpharmaceuticals.com. Any amendments to the code of business conduct and ethics, or any waivers of its requirements that apply to our principal executive officer, principal financial officer or principal accounting officer, will be disclosed on our website.

Audit Committee

The current members of our Audit Committee are Matthew W. Foehr, Paul V. Maier (Chairman) and Dr. William M. Merino, each of whom was determined by our board of directors to be independent under Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the continued listing requirements of Nasdaq, and to satisfy the other continued listing requirements of Nasdaq for audit committee membership. Our board of directors has determined that Mr. Maier qualifies as an “audit committee financial expert,” as such term is defined by the Securities and Exchange Commission (the “SEC”), and that he has the requisite level of financial sophistication required by the continued listing requirements of Nasdaq.

Executive Officers

Our Executive Officers as of the date of this proxy statement are as follows:

Name	Age	Position with the Company
Andrew J. Ritter	37	Chief Executive Officer and Director
Ira E. Ritter	71	Executive Chairman and Chief Strategic Officer
John W. Beck	60	Chief Financial Officer

Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers, other than Ira and Andrew Ritter, who are father and son, respectively. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

For the biographies of Andrew J. Ritter and Ira E. Ritter, please see “Board of Directors - The Board of Directors in General”.

John W. Beck has served as our Chief Financial Officer since May 2018. From 2008 until its acquisition by AstraZeneca in 2012, John W. Beck, served first as a board member and later as Chief Financial Officer and Senior Vice President of finance & operations of Ardea Biosciences Inc. (“Ardea”). Before joining Ardea, Mr. Beck spent 10 years with Metabasis Thereapeutics Inc., as a Co-Founder and its Chief Financial Officer. Mr. Beck has served on the advisory board of Pinnacle Medical Holdings, LLC, a Denver Colorado-based physician-led network of health-care providers, which was acquired by OnPoint Medical Group, LLC in 2017, since 2014. He has also served on the board of advisors of August Therapeutics, Inc., a San Diego California-based company developing non-systemic therapeutics to treat disordered eating and obesity, since 2017, and the board of directors of Artelo Biosciences Inc., a San Diego-based company focused on developing and commercializing a diverse portfolio of novel therapeutic candidates targeting the endocannabinoid system, since December 2019. Mr. Beck has also served as a scientific advisor and mentor to the University of California, San Diego’s student-run TRITON FUNDS since August 2019.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, and the rules issued thereunder, requires our directors and executive officers and beneficial owners of more than 10% of the outstanding shares of our equity securities to file reports of ownership and changes in beneficial ownership of our equity securities with the SEC. Copies of these reports are furnished to the Company. The Company is required to identify any of those individuals who failed to file such reports on a timely basis. Based solely on our review of the copies of such reports furnished to us, and representations from the persons subject to Section 16(a) with respect to the Company, we believe that during 2019 all of our executive officers, directors and 10% stockholders complied with the Section 16(a) requirements.

Item 11. Executive Compensation

Summary Compensation Table (2019 and 2018)

The following table sets forth the compensation paid or earned for the fiscal years ended December 31, 2019 and 2018 to our named executive officers for each of those years.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)

Andrew J. Ritter	2019	450,651	—	—	73,238	38,381	562,270
Chief Executive Officer and Director	2018	410,939	168,750	1,774,500	292,668	—	2,646,857

Ira E. Ritter	2019	345,499	—	—	58,125	24,814	428,438
Executive Chairman and Chief Strategic Officer	2018	342,559	103,500	819,000	87,668	—	1,352,727

John W. Beck	2019	321,608	—	—	30,516	57,563	409,687
Chief Financial Officer	2018	180,923	56,000	409,500	170,439	—	816,862

(1)	A portion of the amounts reported in this column were deferred by the named executive officers as follows: (i) for Andrew Ritter, $70,200 of this amount was deferred; (ii) for Ira Ritter, $53,820 of this amount was deferred; and (iii) for John Beck, $33,000 of this amount was deferred. See “Narrative Summary Compensation Table—Offer Letter Amendments” below.

(2)	Represent the grant date fair value of the option awards granted during the years presented, determined in accordance with FASB ASC Topic 718. We utilize the Black-Scholes option-pricing model to value awards. Key valuation assumptions include:

	●	Expected dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

	●	Expected stock-price volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

	●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

	●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

(3)	For Andrew Ritter, the amount reported in 2019 includes $8,910 for insurance premiums, $17,221 for social security and medicare employer contributions, and $12,250 for Young Presidents Organizations’ dues. For Ira Ritter, the amount reported in 2019 includes $10,069 for insurance premiums and $14,745 for social security and medicare employer contributions. For John Beck, the amount reported in 2019 includes $15,167 for insurance premiums, $13,596 for social security and medicare employer contributions, and $28,800 for housing expenses paid on Mr. Beck’s behalf.

Narrative to Summary Compensation Table

All share amounts referenced below have been adjusted to account for the reverse stock split that was effected March 23, 2018 (the “Reverse Stock Split”).

Offer Letters with Andrew Ritter

Under the terms of his offer letter that became effective June 29, 2015, Andrew Ritter was entitled to receive an annual base salary of $310,000 and was entitled to receive up to $180,000 payable over a three-year period for tuition reimbursement. He was also eligible to receive an annual bonus based on a percentage of his base salary, as then in effect, and subject to the achievement of certain performance measures, as determined by the board of directors. The initial target bonus opportunity was 40% of base salary.

On June 26, 2018, in connection with his appointment as Chief Executive Officer of the Company, the Company entered into an amended and restated offer letter with Mr. Ritter, which provides for an annual base salary of $450,000. He is also eligible to receive an annual bonus based on a percentage of his base salary, as then in effect, and subject to the achievement of certain performance measures, as determined by the board of directors. The initial target bonus opportunity is 50% of base salary. Mr. Ritter is eligible to participate in all employee benefit programs generally available to other executive level employees of the Company.

Offer Letter with Ira Ritter

Under the terms of his offer letter, which became effective June 29, 2015, Ira Ritter is entitled to receive an annual base salary of $295,000. He is also eligible to receive an annual bonus based upon a percentage of his base salary, as then in effect, and subject to the achievement of specific performance measures, as determined by the board of directors. The initial target bonus opportunity was 35% of his base salary, which was raised to 40% of his base salary in 2018. Mr. Ritter is eligible to participate in all employee benefit programs generally available to other executive level employees of the Company.

Offer Letter with John W. Beck

Under the terms of his offer letter, which became effective May 23, 2018, Mr. Beck is entitled to receive an annual base salary of $320,000. He is eligible to receive an annual bonus equal to 40% of his base salary, as then in effect, as determined by the board of directors. He is also entitled to receive reimbursement in an amount up to $2,000 per month for reasonable travel and housing expenses. Mr. Beck is eligible to participate in all employee benefit programs generally available to other executive level employees of the Company.

Offer Letter Amendments

In connection with the Company’s previously announced plan to reduce operating expenses, on October 15, 2019, the Company and each of Andrew Ritter, John Beck and Ira Ritter entered into an amendment to their respective offer letters (the “Offer Letter Amendments”).

Pursuant to the terms of the Offer Letter Amendments, each of the executive officers agreed to defer a portion of his annual base salary (the “Deferred Amounts”), as set forth below, until such time as the board of directors, in its sole discretion, decides to pay the Deferred Amounts (or any portion of the Deferred Amounts) to the executive officers, if ever.

Name of Executive Officer	Deferred Amount
Andrew J. Ritter	$70,200
John W. Beck	$33,000
Ira E. Ritter	$53,820

The board of directors has since determined that the Deferred Amounts will be paid to the executive officers upon the closing of the proposed merger between the Company and Qualigen, Inc.

2015 Equity Incentive Plan

On June 15, 2015, our board of directors approved the 2015 Equity Incentive Plan (the “2015 Plan”), and on June 17, 2015, the 2015 Plan was approved by our stockholders. The 2015 Equity Incentive Plan was subsequently amended by the stockholders of the Company on June 3, 2016, June 2, 2017 and August 24, 2017.

The purposes of the 2015 Plan are to optimize the profitability and growth of the Company through long-term incentives that are consistent with the Company’s objectives and that link the interests of award recipients (“Grantees”), to those of the Company’s stockholders; to give award recipients an incentive for excellence in individual performance; to promote teamwork among Grantees; and to give the Company flexibility in attracting and retaining key employees, directors and consultants.

Selected employees, officers and directors of the Company or any subsidiary, and consultants, advisors and independent service providers to the Company and any subsidiary who qualify as a “consultant” under the applicable rules of the SEC for registration of shares on a Form S-8 registration statement, are eligible to receive awards under the 2015 Plan. The plan administrator may also grant awards to individuals in connection with hiring, retention or otherwise before the date the individual first performs services for the Company or any subsidiary; provided, however, that those awards will not become vested or exercisable before the date the individual first performs services for the Company or any subsidiary.

The number of shares of common stock that we may issue pursuant to awards under the 2015 Plan is (i) 2,750,000 plus (ii) any shares which were available for grant under the 2008 Stock Plan or the 2009 Stock Plan (collectively, the “Prior Plans”), on the effective date of the 2015 Plan or are subject to awards under the Prior Plans which, after the effective date of the 2015 Plan, are forfeited or lapse unexercised or are settled in cash and are not issued under the Prior Plans. No more than 2,750,000 shares of common stock may be issued pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “Code”). No awards may be granted under any Prior Plan; however, any awards granted under any Prior Plan that were outstanding as of the effective date of the 2015 Plan continue to be subject to the terms and conditions of such Prior Plan.

The 2015 Plan provides for grants of stock options (including incentive stock options qualifying under Section 422 of the Code and nonstatutory stock options), restricted stock awards, stock appreciation rights, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing.

Performance-Based Restricted Stock Units Granted in 2018

On June 26, 2018, our Compensation Committee granted performance-based restricted stock unit awards to each of Andrew J. Ritter (650,000 performance-based restricted stock units), Ira E. Ritter (300,000 performance-based restricted stock units) and John W. Beck (150,000 performance-based restricted stock units). The awards were subject to vesting criteria relating to the achievement of three specific performance goals established by the Compensation Committee. Each performance restricted stock unit represented a contingent right to receive one share of common stock, subject to the vesting conditions being satisfied. The terms of these awards provided as follows:

●	If the first performance goal was achieved by the target date established by the Compensation Committee, then 100% of the target restricted stock units allocated to the first goal (i.e., 40% of the total target restricted stock units granted to the executive officer) would vest and the underlying shares of common stock would be issued, and if the first goal was achieved by an earlier date established by the Compensation Committee, then 125% of the target restricted stock units allocated to the first goal would vest and the underlying shares of common stock would be issued;

●	If the second performance goal was achieved by the target date established by the Compensation Committee with respect to this goal, then 100% of the target restricted stock units allocated to the second goal (i.e., 40% of the total target restricted stock units granted to the executive officer) would vest and the underlying shares of common stock would be issued, and if the second goal was achieved by an earlier date established by the Compensation Committee, then 125% of the target restricted stock units allocated to the second goal would vest and the underlying shares of common stock would be issued; and

●	If the third performance goal was achieved by the target date established by the Compensation Committee with respect to this goal, then 100% of the target restricted stock units allocated to the third goal (i.e., 20% of the total target restricted stock units granted to the executive officer) would vest and the underlying shares of common stock would be issued, and if the third goal was achieved by an earlier date established by the Compensation Committee, then 125% of the target restricted stock units allocated to the third goal would vest and the underlying shares of common stock would be issued.

On January 15, 2020, our board of directors cancelled these awards.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2019. The information included in the table and footnotes below has been adjusted to account for the Reverse Stock Split.

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew J. Ritter	9/25/2013	2,797		—		12.74	9/25/2023
	12/2/2014	2,097		—		58.63	12/2/2024
	12/2/2014	43,243		—		93.59	12/2/2024
	7/5/2016	7,005	(1)	1,195	(1)	15.40	7/5/2026
	10/25/2016	11,087	(2)	2,917	(2)	26.00	10/25/2026
	1/23/2018	23,722	(3)	25,784	(3)	3.40	1/23/2028
	6/26/2018	56,250	(4)	93,750	(4)	2.73	6/26/2028
								6/26/2018			650,000	(6)	110,500	(6)
	2/6/2019	52,500	(5)	199,500	(5)	0.60	2/6/2029
											(650,000	)(6)	(110,500	)(6)
Totals		198,7019		323,146							—		—
Ira E. Ritter	9/25/2013	2,797		—		12,74	9/25/2023
	12/2/2014	2,097		—		58.63	12/2/2024
	12/2/2014	43,243		—		93.59	12/2/2024
	7/5/2016	7,005	(7)	1,195	(7)	15.40	7/5/2026
	10/25/2016	11,087	(8)	2,917	(8)	26.00	10/25/2026
	1/23/2018	23,722	(9)	25,784	(9)	3.40	1/23/2028
								6/26/2018			300,000	(6)	180,000	(6)
	2/6/2019	41,667	(10)	158,333	(10)	0.60	2/6/2029
											(300,000)	(6)	(180,000)	(6)
Totals		131,618		188,229							—		—
John W. Beck	5/23/2018	39,584	(11)	60,416	(11)	3.32	5/23/2018
								6/26/2028			150,000	(6)	90,000	(6)
	2/6/2019	21,875	(12)	83,125	(12)	0.60	2/6/2028
											(150,000	)(6)	(90,000	)(6)

Totals		61,459		143,541							—		—

(1)	This option was granted to Andrew Ritter on July 5, 2016 for an aggregate of 8,200 shares. The option vests in 48 equal monthly installments, the first of which vested on July 20, 2016 with the balance vesting on the 20th day of each calendar month thereafter until vested in full.

(2)	This option was granted to Andrew Ritter on October 25, 2016 for an aggregate of 14,004 shares. The option vests ratably in 48 equal monthly installments following the public disclosure of top-line data results from the Company’s Phase 2b clinical trial.

(3)	This option was granted to Andrew Ritter on January 23, 2018 for an aggregate of 49,506 shares. The option vests in 48 equal monthly installments, the first of which vested on February 23, 2018 with the balance vesting on the 23rd day of each calendar month thereafter until vested in full.

(4)	This option was granted to Andrew Ritter on June 26, 2018 for an aggregate of 150,000 shares. The option vests in 48 equal monthly installments, the first of which vested on July 26, 2018 with the balance vesting on the 23rd day of each calendar month thereafter until vested in full.

(5)	This option was granted to Andrew Ritter on February 6, 2019 for an aggregate of 252,000 shares. The option vests in 48 equal monthly installments beginning on March 6, 2019 with the balance vesting on the 6th day of each calendar month thereafter until vested in full.

(6)	Represent performance-based restricted stock unit awards granted on June 26, 2018. Market value was calculated using the closing price of our common stock on December 31, 2019 ($0.17). These awards were subsequently cancelled by the board of directors of the Company in January 2020. For more information with respect to these awards, please see the “Narrative to Summary Compensation Table 2015 Equity Incentive Plan - Performance - Based Restricted Stock Units Granted in 2018” section above.

(7)	This option was granted to Ira Ritter on July 5, 2016 for an aggregate of 8,200 shares. The option vests in 48 equal monthly installments, the first of which vested on July 20, 2016 with the balance vesting on the 20th day of each calendar month thereafter until vested in full.

(8)	This option was granted to Ira Ritter on October 25, 2016 for an aggregate of 14,004 shares. The option vests ratably in 48 equal monthly installments following the public disclosure of top-line data results from the Company’s Phase 2b clinical trial.

(9)	This option was granted to Ira Ritter on January 23, 2018 for an aggregate of 49,506 shares. The option vests in 48 equal monthly installments, the first of which vested on February 23, 2018 with the balance vesting on the 23rd day of each calendar month thereafter until vested in full.

(10)	This option was granted to Ira Ritter on February 6, 2019 for an aggregate of 200,000 shares. The option vests in 48 equal monthly installments beginning on March 6, 2019 with the balance vesting on the 6th day of each calendar month thereafter until vested in full.

(11)	This option was granted to John Beck on May 23, 2018 for an aggregate of 100,000 shares. 25% of the shares underlying this option vest on May 24, 2019. The remaining 75% of the shares underlying the option will vest in 36 equal installments beginning on the 24th day of each calendar month thereafter.

(12)	This option was granted to John Beck on February 6, 2019 for an aggregate of 105,000 shares. The option vests in 48 equal monthly installments beginning on March 6, 2019 with the balance vesting on the 6th day of each calendar month thereafter until vested in full.

Payments Due Upon Termination of Employment or a Change in Control

Executive Severance & Change in Control Agreements

We have entered into Executive Severance & Change in Control Agreements (the “Severance Agreements”), with each of our named executive officers. The Severance Agreements provide that if we terminate the executive’s employment without Cause, or the executive terminates his employment for Good Reason, the executive will be entitled to: (i) the Accrued Obligations; (ii) an amount equal to the sum of twelve (12) months of base salary for Andrew and Ira Ritter and six (6) months of base salary for John Beck, as in effect immediately prior to the termination date; (iii) medical, dental benefits provided by the Company to the executive and his spouse and dependents at least equal to the levels of benefits provided to other similarly situated active employees of the Company and its subsidiaries until the earlier of (a) the twelve (12) month anniversary of the date of termination or (b) the date that the executive becomes covered under a subsequent employer’s medical and dental plans; and (iv) acceleration of vesting of all equity and equity-based awards.

Pursuant to the terms of the Severance Agreements, in the event that within one (1) month prior to or the twelve (12) months following a Change in Control, the Company terminates the executive’s employment without Cause, or the executive terminates his employment for Good Reason, then, in lieu of the payments and benefits otherwise due to the executive in the preceding paragraph, the executive will be entitled to: (i) the Accrued Obligations; (ii) an amount equal to the sum of twelve (12) months of base salary for Andrew and Ira Ritter and six (6) months of base salary for John Beck, as in effect on the date of termination or the date of the Change in Control, whichever is greater; (iii) medical, dental benefits provided by the Company to the executive and his spouse and dependents at least equal to the level of benefits provided to other similarly situated active employees of the Company and its subsidiaries until the earlier of (a) the twelve (12) month anniversary of the date of termination or (b) the date that the executive becomes covered under a subsequent employer’s medical and dental plans; and (iv) acceleration of vesting of all equity and equity-based awards.

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

“Good Reason” means, without the executive’s express written consent, the occurrence of any one or more of the following: (i) a substantial and material diminution in the executive’s duties or responsibilities; (ii) a material reduction in the executive’s Base Salary; or (iii) the relocation of the executive’s principal place of employment to a location that is more than 50 miles from the prior location.

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

2008 Stock Plan

The 2008 Stock Plan provides that in the event of a merger or a Change in Control (as defined below), each outstanding award will be treated as the administrator determines, including, without limitation, that each award be assumed or an equivalent award be substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event of a Change in Control in which the successor corporation does not assume or substitute for the award, awards outstanding under the 2008 Stock Plan will become fully vested and exercisable, including shares as to which such award would not otherwise be vested or exercisable, and all restrictions on outstanding restricted stock awards will lapse.

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

2015 Equity Incentive Plan

The 2015 Plan provides that notwithstanding any other provision of the 2015 Plan, in the event of a Change in Control (as defined below), unless otherwise determined by the plan administrator, each outstanding award under the plan will be assumed or an equivalent award substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that, or to the extent that, the successor corporation in a Change in Control refuses to assume or substitute for the award, or if the plan administrator determines that such assumption or substitution is not desirable or is only desirable for a portion of any outstanding award, then the plan administrator may take any or all of the following actions: (i) determine that an outstanding award will accelerate and become exercisable, or determine that the restrictions and conditions on an outstanding award will lapse, in whole or in part, as applicable, upon the Change of Control or upon such other event as the plan administrator determines; (ii) require that a Grantee surrender his or her outstanding award, or any portion of such outstanding award, in exchange for a payment by the Company, in cash or stock, as determined by the plan administrator, in an amount equal to the fair market value of the vested portion of the award (with respect to options or stock appreciation rights, or other similar appreciation value awards, such value shall be determined by the amount by which the then fair market value of the shares subject to the Grantee’s unexercised award exceeds the any applicable exercise price or other grant price or base value or the award); or (iii) after giving the Grantee an opportunity to exercise the vested portion of his or her outstanding award, terminate any or all unexercised portion of the award at such time as the plan administrator deems appropriate. Such surrender or termination will take place as of the date of the Change of Control or such other date as the plan administrator may specify.

For purposes of the 2015 Plan, “Change in Control” means the occurrence of any of the following events:

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

2019 Director Compensation

The following table sets forth the compensation paid or earned for the fiscal year ended December 31, 2019 to our non-employee directors. Compensation paid to Andrew Ritter, and Ira Ritter is presented as part of the “Summary Compensation Table (2019 and 2018)” above. Our employee directors do not receive compensation for their service as directors.

Name of Director	Fees Earned and Paid in Cash ($)		Option Awards(1) ($)	All other compensation ($)	Total ($)
Noah Doyle	38,625	(2)	4,013	—	42,638
Matthew W. Foehr	52,500	(3)	4,013	—	56,513
Paul V. Maier	58,625	(4)	4,013	—	62,638
Dr. William M. Merino	55,000	(5)	4,013	—	59,013

(1)	Represents the aggregate grant date fair value of the options granted to the non-employee directors on February 6, 2019 determined in accordance with FASB ASC 718.

We utilize the Black-Scholes option-pricing model to value awards. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected stock-price volatility. As our common stock only recently became publicly traded, the expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

As of December 31, 2019, Mr. Foehr and Mr. Maier held options to purchase an aggregate of 39,400 shares of our common stock. Mr. Doyle held options to purchase an aggregate of 18,000 shares of our common stock and Dr. Merino held options to purchase an aggregate of 19,200 shares of our common stock.

(2)	Amount includes $15,450 of director fees that have been deferred and are expected to be paid upon the closing of the proposed merger between the Company and Qualigen, Inc.

(3)	Amount includes $21,000 of director fees that have been deferred and are expected to be paid upon the closing of the proposed merger between the Company and Qualigen, Inc.

(4)	Amount includes $23,450 of director fees that have been deferred and are expected to be paid upon the closing of the proposed merger between the Company and Qualigen, Inc.

(5)	Amount includes $11,000 of director fees that have been deferred and are expected to be paid upon the closing of the proposed merger between the Company and Qualigen, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information with respect to the beneficial ownership of Ritter common stock as of April 10, 2020 (except where otherwise indicated) for:

●	each person, or group of affiliated persons, known by Ritter to beneficially own more than 5% of the outstanding shares of Ritter common stock;

●	each of Ritter’s named executive officers;

●	each of Ritter’s directors; and

●	all of Ritter’s current executive officers and directors as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 10, 2020, through the exercise of any stock option, warrant or other right (including shares of common stock issuable upon the conversion of convertible preferred stock). Shares of Ritter’s common stock that may be acquired by an individual or group within 60 days of April 10, 2020, pursuant to the exercise of options, warrants or other rights, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of Ritter’s common stock of any other person shown in the table.

The percentage of beneficial ownership is based on 46,152,960 shares of Ritter common stock outstanding on April 10, 2020.

Subject to applicable community property laws, each person has sole investment and voting power with respect to the shares set forth in the following table. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Ritter Pharmaceuticals, Inc., 1880 Century Park East, Suite 1000, Los Angeles, California 90067.

Except as contemplated by the merger, Ritter does not know of any arrangements the operation of which may at a subsequent date result in a change in control of Ritter.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common stock Beneficially Owned
Executive Officers, Directors and Director Nominees
Andrew J. Ritter(1)	356,637	*
Ira E. Ritter(2)	255,052	*
John W. Beck(3)	85,000	*
Noah J. Doyle(4)	798,924	1.7%
Matthew W. Foehr(5)	162,335	*
Paul V. Maier(6)	23,700	*
Dr. William M. Merino(7)	26,252	*
All current executive officers and directors as a group (7 persons)(8)	1,607,453	3.4%

* Represents beneficial ownership of less than 1% of the shares of common stock.

(1) Includes 625 shares owned directly, 255,565 shares underlying stock option awards that are currently exercisable or exercisable within 60 days of April 10, 2020 and 81,697 shares beneficially owned by Stonehenge Partners LLC (“Stonehenge”), including 18,750 shares that are issuable upon the exercise of warrants to purchase common stock that are currently exercisable. As a managing partner of Stonehenge, Andrew Ritter may be deemed the beneficial owner of these shares. Andrew Ritter expressly disclaims beneficial ownership of the shares held by Stonehenge.

(2) Includes as of April 10, 2020, 625 shares held in a retirement plan trust of which the reporting person and his spouse are trustees, 153,980 stock option awards that are currently exercisable or exercisable within 60 days of April 10, 2020, and 81,697 shares beneficially owned by Stonehenge, including 18,750 shares that are issuable upon the exercise of warrants to purchase common stock that are currently exercisable. As a managing partner of Stonehenge, Ira Ritter may be deemed the beneficial owner of these shares. Ira Ritter expressly disclaims beneficial ownership of the shares held by Stonehenge.

(3) Represents shares underlying stock option awards held by Mr. Beck that are currently exercisable or exercisable within 60 days of April 10, 2020.

(4) Includes 2,272 shares owned directly by Mr. Doyle, 19,000 shares underlying stock options held by Mr. Doyle that are currently exercisable or exercisable within 60 days of April 10, 2020. This number also includes (i) 737,055 shares of common stock held directly by Javelin Venture Partners, L.P. and Javelin Partners I SPVI, LLC (“Javelin”) and 40,597 shares of common stock that Javelin has the right to acquire upon exercise of warrants to purchase common stock that are currently exercisable Javelin Venture Partners GP, L.P. (“Javelin GP, LP”) serves as the general partner for the Javelin entities. Javelin Venture Partners GP, LLC (“Javelin GP, LLC”) serves as the general partner of Javelin GP, LP, and Noah Doyle and Jed Katz serve as the managers of Javelin GP, LLC.

(5) Includes 138,635 shares owned directly by Mr. Foehr and 23,700 shares underlying stock options held by Mr. Foehr that are currently exercisable or exercisable within 60 days of April 10, 2020.

(6) Represents shares underlying stock options held by Mr. Maier that are currently exercisable or exercisable within 60 days of April 10, 2020.

(7) Includes 1,398 shares owned directly by Dr. Merino and 24,854 shares underlying stock options held by Dr. Merino that are currently exercisable or exercisable within 60 days of April 10, 2020.

(8) Includes 645,146 shares underlying stock options and warrants that are currently exercisable or exercisable within 60 days of April 10, 2020.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2019, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,159,744	(1)	$6.93	1,742,515	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,159,744	(1)	$6.93	1,742,515	(2)

(1)	Represents the number of underlying shares of common stock associated with outstanding options that were granted under the 2008 Stock Plan and the 2015 Equity Incentive Plan.

(2)	Represents the number of shares of common stock available for future issuance under the 2015 Equity Incentive Plan. As of June 29, 2015, no further awards were permitted to be issued under the 2008 Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Our Audit Committee is responsible for reviewing, approving and overseeing any transaction between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners, and each of their respective immediate family members, where the amount involved exceeds the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years. Since January 1, 2018, there have been no such transactions.

Director Independence

Under Nasdaq’s continued listing requirements, a majority of a listed company’s board of directors must be comprised of independent directors, subject to certain exceptions. In addition, Nasdaq’s continued listing requirements require that, subject to certain exceptions, each member of a listed company’s audit, compensation and governance and nominating committees must be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Nasdaq’s continued listing requirements, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, such person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors determined that each of Messrs. Doyle, Foehr and Maier and Dr. Merino are independent under the applicable rules and regulations of Nasdaq. In making such determinations, the board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence.

Item 14. Principal Accountant Fees and Services

Fees and Services of Mayer Hoffman McCann P.C.

The following table sets forth the aggregate fees billed to the Company by MHM for the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees(1)	$132,000	$130,000
Audit-Related Fees	─	─
Tax Fees	─	─
All Other Fees(2)	31,110	11,000
Total	$163,110	$141,000

(1)	Audit fees consisted of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews and registration statements.

(2)	All Other Fees for 2019 consists of fees paid in connection with registrations statements we filed with the SEC in 2019. All Other Fees for 2018 consists of fees paid in connection with our November 2018 private placement financing.

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

In fiscal 2019 and 2018, all audit services and the corresponding fees were approved by our board of directors.

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

(a)(3) Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, by and among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen Inc., dated January 15, 2020	8-K	001-37428	2.1	1/21/2020

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated February 1, 2020	S-4	333-236235	Annex B	4/6/2020

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated February 1, 2020	S-4	333-236235	Annex C	4/6/2020

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Amended and Restated Bylaws of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.2	7/1/2015

3.5	Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-37428	3.1	10/4/2017

3.6	Certificate of Designation of Series B Convertible Preferred Stock	10-Q	001-37428	3.1	11/9/2018

3.7	Certificate of Designation of Series C Convertible Preferred Stock	10-Q	001-37428	3.2	11/9/2018

4.1	Form of Common Stock Certificate of Ritter Pharmaceuticals, Inc.	8-K	001-37428	4.1	3/22/2018

4.2	Form of Common Stock Purchase Warrant	S-1	333-208818	4.7	12/31/2015

4.3	Form of Representative’s Warrant Agreement	S-1/A	333-202924	4.7	5/8/2015

4.4	Warrant Agency Agreement by and between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate	8-K	001-37428	4.1	10/4/2017

4.5	First Amendment to Warrant Agency Agreement by and between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc.	8-K	001-37428	4.1	5/7/2018

4.6	Registration Rights Agreement, by and among Ritter Pharmaceuticals, Inc. and the Purchasers signatory thereto, dated October 30, 2018	10-Q	001-37428	10.5	11/9/2018

4.7	Description of Common Stock	10-K	001-37428	4.7	3/31/2020

10.1+	Executive Compensation Plan	S-1	333-202924	10.3	5/8/2015

10.2+	2015 Equity Incentive Plan	S-8	333-207709	99.3	10/30/15

10.3+	Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	6/6/2016

10.4+	Second Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	6/6/2017

10.5+	Third Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	9/15/2017

10.6+	Form of Notice of Grant of Stock Option under the 2015 Equity Incentive Plan	S-8	333-207709	99.4	10/30/15

10.7+	Form of Performance Restricted Stock Unit Award Agreement	10-K	001-37428	10.10	4/1/2019

10.8+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.11	5/8/2015

10.9+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.12	5/8/2015

10.10+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	S-1	333-202924	10.13	5/8/2015

10.11+	Stock Option Agreement, dated September 25, 2013, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.14	5/8/2015

10.12+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.15	5/8/2015

10.13+	Stock Option Agreement, dated December 2, 2014, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	S-1	333-202924	10.16	5/8/2015

10.14	Research and Development Agreement & License, dated November 30, 2010, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.17	5/8/2015

10.15	Amendment No. 1 to Research and Development Agreement & License, dated July 6, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.18	5/8/2015

10.16	Amendment No. 2 to Research and Development Agreement & License, dated September 30, 2011, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.19	5/8/2015

10.17	Amendment No. 3 to Research and Development Agreement & License, dated February 6, 2012, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.20	5/8/2015

10.18	Amendment No. 4 to Research and Development Agreement & License, dated November 4, 2013, by and among Kolu Pohaku Technologies, LLC, Kolu Pohaku Management, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.21	5/8/2015

10.19	Put and Call Option Agreement, dated November 30, 2010, by and between Kolu Pohaku Technologies, LLC and Ritter Pharmaceuticals, Inc.	S-1	333-202924	10.22	5/8/2015

10.20+	Form of Indemnification Agreement between Ritter Pharmaceuticals, Inc. and each of its directors and executive officers	S-1/A	333-202924	10.29	4/24/2015

10.21	Clinical Supply and Operation Agreement, dated December 16, 2009, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.30	4/24/2015

10.22	Amendment 1 to the Clinical Supply and Cooperation Agreement, dated September 25, 2010, by and among Ritter Pharmaceuticals, Inc. and Ricerche Sperimentali Montale SpA and Inalco SpA	S-1/A	333-202924	10.31	4/24/2015

10.23+	Amended and Restated Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.5	8/14/2018

10.24+	Offer Letter, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.2	8/12/2015

10.25+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Andrew J. Ritter	10-Q	001-37428	10.3	8/12/2015

10.26+	Executive Severance & Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and Ira E. Ritter	10-Q	001-37428	10.4	8/12/2015

10.27	Lease Agreement, dated July 9, 2015, between the Company and Century Park	10-Q	001-37428	10.1	11/10/2015

10.28+	Letter of Agreement, dated October 20, 2015 between Ritter Pharmaceuticals, Inc. and Chord Advisors, LLC	10-Q	001-37428	10.4	11/10/2015

10.29	Amended and Restated Master Services Agreement, dated May 1, 2018, by and between Ritter Pharmaceuticals, Inc. and Medpace, Inc.	8-K	001-37428	10.1	5/7/2018

10.30+	Offer Letter with John W. Beck, dated May 23, 2018	8-K	001-37428	10.1	5/29/2018

10.31	Executive Severance and Change in Control Agreement, by and between Ritter Pharmaceuticals, Inc. and John W. Beck, effective May 24, 2018	8-K	001-37428	10.2	5/29/2018

10.32	Securities Purchase Agreement, by and among Ritter Pharmaceuticals, Inc. and the Purchasers signatory thereto, dated October 30, 2018	10-Q	001-37428	10.3	11/9/2018

10.33	Form of Common Stock Purchase Warrant	10-Q	001-37428	10.4	11/9/2018

10.34	Amended and Restated Common Stock Purchase Agreement, by and between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC, dated July 23, 2019	8-K	001-37428	10.1	7/24/2019

10.35	Amendment to Employment Salary Terms, by and between Ritter Pharmaceuticals, Inc. and Andrew Ritter dated October 15, 2019	8-K	001-37428	10.1	10/15/2019

10.36	Amendment to Employment Salary Terms, by and between Ritter Pharmaceuticals, Inc. and John Beck, dated October 15, 2019	8-K	001-37428	10.2	10/15/2019

10.37	Amendment to Employment Salary Terms, by and between Ritter Pharmaceuticals, Inc. and Ira Ritter, dated October 15, 2019	8-K	001-37428	10.3	10/15/2019

10.38	Sales Agreement, by and between Ritter Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners	8-K	001-37428	10.1	11/7/2019

10.39	Form of Irrevocable Consent and Waiver of Restriction on Dilutive Issuances	10-Q	001-37428	10.5	11/14/2019

10.40	Form of Agreement to Exchange Warrants	8-K	001-37428	10.1	2/21/2020

23.1*	Consent of Mayer Hoffman McCann P.C., independent registered public accounting firm

24.1	Power of Attorney (included on signature page)	10-K	001-37428	24.1	3/31/2020

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#*	XBRL Instance Document.

101.SCH#*	XBRL Taxonomy Extension Schema Document.

101.CAL#*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 24, 2020

24

25

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

/s/ Mayer Hoffman McCann P.C.

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

