Form 10-Q
period 2020-03-31
RITTER PHARMACEUTICALS INC
filed 2020-05-01
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 27, 2020, there were 46,152,959 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RITTER PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,952,893	$1,699,971
Accrued interest receivable	―	771
Prepaid expenses and other current assets	176,735	509,519
Total current assets	6,129,628	2,210,261
Other assets
Right-of-use assets	65,646	93,032
Other assets	478,075	478,075
Total other assets	543,721	571,107
Property and equipment, net	14,192	15,656
Total Assets	$6,687,541	$2,797,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,290,108	$1,417,317
Accrued expenses	311,441	179,258
Lease liabilities	70,854	100,471
Total current liabilities	1,672,403	1,697,046

Stockholders’ equity
Series B preferred stock, $0.001 par value; 6,000 shares authorized; 0 and 1,850 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	―	1,288,956
Series C preferred stock, $0.001 par value; 1,880 shares authorized; 240 shares issued and outstanding as of March 31, 2020 and December 31, 2019	240,000	240,000
Common stock, $0.001 par value; 225,000,000 shares authorized, 45,713,863 and 19,108,331 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	45,714	19,108
Additional paid-in capital	86,729,960	79,885,078
Accumulated deficit	(82,000,536)	(80,333,164)
Total stockholders’ equity	5,015,138	1,099,978
Total Liabilities and Stockholders’ Equity	$6,687,541	$2,797,024

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating costs and expenses:
Research and development	$1,820	$3,574,855
Patent costs	3,791	48,625
General and administrative	2,209,468	1,153,577
Total operating costs and expenses	2,215,079	4,777,057

Operating loss	(2,215,079)	(4,777,057)

Other income:
Interest income	12,620	71,291
Settlement of accounts payable	535,087	―
Total other income	547,707	71,291
Net loss	$(1,667,372)	$(4,705,766)

Other comprehensive gain:
Unrealized gain on debt securities	―	1,511
Comprehensive loss	(1,667,372)	(4,704,255)

Net loss per common share – basic and diluted	$(0.05)	$(0.58)

Weighted average common shares outstanding – basic and diluted	34,910,882	8,055,921

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive		Total Stockholders’
	Shares	Amount		Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Loss		Equity
Balance at December 31, 2019	―	$	―	1,850		$1,288,956	240	$240,000	19,108,331	$19,108	$79,885,078	$(80,333,164)	$	―	$1,099,978
Stock-based compensation	―		―	―		―	―	―	―	―	56,079	―		―	56,079
Conversion of Series B preferred shares into common stock	―		―	(1,850)		(1,288,956)	―	―	1,423,076	1,423	1,287,533	―		―	―
Issuance of common shares from ATM Agreement	―		―	―		―	―	―	16,822,062	16,822	4,492,466	―		―	4,509,288
Stock issuance costs of ATM Agreement	―		―	―		―	―	―	―	―	(156,880)	―		―	(156,880)
Issuance of common shares from exercises of warrants	―		―	―		―	―	―	6,049,714	6,050	608,301	―		―	614,351
Proceeds from issuance of shares for Aspire equity line	―		―	―		―	―	―	1,800,000	1,800	448,200	―		―	450,000
Issuance of shares for settlement of accounts payable	―		―	―		―	―	―	510,680	511	109,183	―		―	109,694
Net loss	―		―	―		―	―	―	―	―	―	(1,667,372)		―	(1,667,372)
Balance at March 31, 2020	―	$	―	―	$	―	240	$240,000	45,713,863	$45,714	$86,729,960	$(82,000,536)	$	―	$5,015,138

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance at December 31, 2018	4,080	$2,289,324	5,608	$3,906,931	1,880	$1,880,000	6,036,562	$6,037	$71,505,160	$(70,200,145)	$(923)	$9,386,384
Stock-based compensation	―	―	―	―	―	―	―	―	146,491	―	―	146,491
Conversion of Series B preferred shares into common stock	―	―	(2,608)	(1,816,732)	―	―	2,005,770	2,005	1,814,727	―	―	―
Conversion of Series C preferred shares into common stock	―	―	―	―	(1,640)	(1,640,000)	1,000,000	1,000	1,639,000	―	―	―
Unrealized gain (loss) on investment in marketable securities	―	―	―	―	―	―	―	―	―	(923)	2,434	1,511
Net loss	―	―	―	―	―	―	―	―	―	(4,705,766)	―	(4,705,766)
Balance at March 31, 2019	4,080	$2,289,324	3,000	$2,090,199	240	$240,000	9,042,332	$9,042	$75,105,378	$(74,906,834)	$1,511	$4,828,620

The accompanying notes are an integral part of these condensed financial statements.

RITTER PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020		2019
Cash flows from operating activities
Net loss		$(1,667,372)		$(4,705,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		1,464		1,363
Amortization of right-of-use assets		27,386		25,704
Stock-based compensation		56,079		146,491
Settlement of accounts payable		(535,087)		―
Amortization of discount on available-for-sale debt securities		―		(26,665)
Unrealized gain on available-for-sale securities		―		1,511
Changes in operating assets and liabilities:
Accrued interest receivable		771		37,063
Prepaid expenses		332,784		(20,686)
Other assets		―		(4,534)
Accounts payable		517,572		(2,378,930)
Accrued expenses		132,183		406,523
Lease liabilities		(29,617)		(13,675)
Other liabilities		―		(13,359)
Net cash used in operating activities		(1,163,837)		(6,544,960)

Cash flows provided by investing activities
Sale of investments in marketable debt securities		―		4,249,449
Net cash flows provided by investing activities		―		4,249,449

Cash flows from financing activities
Proceeds from the issuance of shares from ATM Agreement		4,509,288		―
Stock issuance costs of ATM Agreement		(156,880)		―
Proceeds from exercises of warrants		614,351		―
Proceeds from issuance of shares for Aspire equity line		450,000		―
Net cash provided by financing activities		5,416,759		―

Net increase (decrease) in cash and cash equivalents		4,252,922		(2,295,511)

Cash and cash equivalents at beginning of period		$1,699,971		$7,812,259
Cash and cash equivalents at end of period		$5,952,893		$5,516,748

Supplemental disclosure of cash flow activities:
Cash paid for taxes		$14,520		185,980

Supplemental disclosure of non-cash financing activities:
Conversion of preferred stock to common stock		$1,288,956		$3,453,726
Right-of-use assets obtained in exchange for lease liabilities	$	―		$(198,319)
Lease liabilities arising from obtaining right-of-use assets	$	―		$184,644
Issuance of shares for settlement of accounts payable		$109,694	$	―

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

Since its inception, Ritter has focused on the development of therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. The Company’s only product candidate, RP-G28, is an orally administered, high purity galacto-oligosaccharide (“GOS”), for the treatment of lactose intolerance (“LI”), a condition that affects millions of people worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine.

On October 7, 2019, after previously announcing that its Phase 3 clinical trial of RP-G28 for LI failed to demonstrate statistical significance in its pre-specified primary and secondary endpoints, the Company announced publicly that it had engaged Alliance Global Partners/A.G.P (“AGP”) as a financial advisor to explore and evaluate potential strategic alternatives, as it continued to analyze the results of the trial to better understand the data and clinical outcome to assess a path forward for RP-G28. All further development efforts for RP-G28 have been suspended, until such time as the Company determines a path forward. The Company is continuing to explore monetization opportunities for RP-G28 for the treatment of lactose intolerance, including exploring a variety of commercial routes.

On January 15, 2020, Ritter entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qualigen Inc. (“Qualigen”), pursuant to which a wholly-owned subsidiary of the Company will merge with and into Qualigen, with Qualigen surviving as a wholly-owned subsidiary of Ritter Pharmaceuticals, Inc.

If the merger is consummated, the combined company does not intend to continue the clinical development of RP-G28. Pursuant to the terms of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), the Company and John Beck, the Company’s Chief Financial Officer, acting as the initial contingent value right (“CVR”) holders’ representative and in his capacity as a consultant to Ritter, will enter into a Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which, each stockholder of record as of immediately prior to the Effective Time (after giving effect to the exercise of any outstanding stock options or warrants and the conversion of any outstanding preferred stock, but not to be adjusted for any reverse stock split to be effected in connection with the merger) will receive one CVR for each share of common stock held by such stockholder, entitling the holder to receive the net proceeds, if any, from any sale, license, transfer, spin-off or other monetizing event of all or any part of the Company’s RP-G28 intellectual property or technology (a “Legacy Monetization”) that is entered into during the period beginning on the date the Merger Agreement was signed and ending on the third anniversary of the closing date of the merger. Under the CVR Agreement, the combined company agreed to commit up to $350,000 (subject to reduction pursuant to the terms of the Merger Agreement) for certain expenses to be incurred by the Company in pursuing and closing any Legacy Monetization. The CVRs will not be transferable by the holders of CVRs (“CVR Holders”), except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the Securities and Exchange Commission (the “SEC”) or listed for trading on any exchange. The CVRs will terminate on the tenth anniversary of the Effective Time (the “CVR Termination Date”). No payments with respect to the CVRs will be payable in respect of any Legacy Monetization proceeds actually received after the CVR Termination Date by the Company. From and after the CVR Termination Date, any further proceeds received by the Company arising from any Legacy Monetization will be retained by Ritter and will not be distributed to the CVR Holders.

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

The condensed balance sheet at December 31, 2019 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 31, 2020 and amended on April 24, 2020 (as amended, the “2019 Annual Report”), but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other period. The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2019 Annual Report.

All common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split of the Company’s common stock effected on March 23, 2018.

Going Concern and Liquidity

The accompanying condensed interim period unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has not generated any product revenue and has not achieved profitable operations. For the three months ended March 31, 2020, the Company had a net loss of approximately $1.7 million and had net cash used in operating activities of approximately $1.2 million. At March 31, 2020, the Company had net working capital of approximately $4.5 million, an accumulated deficit of approximately $82.0 million, and cash and cash equivalents of approximately $6.0 million. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, potential future development activities, clinical and pre-clinical testing, and commercialization of the Company’s products will require significant financing. If the merger is not consummated, the Company may be forced to cease operations if the Company cannot raise the cash to continue operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the operations of the Company have been funded through the sale of common shares, preferred shares, warrants, warrant exercise proceeds and convertible debt. Management cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that could impact the Company’s ability to conduct business. If the Company is not able to raise additional capital when required or on acceptable terms, the Company may need to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2020, as compared with the significant accounting policies described in the Company’s 2019 Annual Report.

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

Cash and Cash Equivalents

Cash consists of amounts held in financial institutions that are immediately available to the Company. The funds are maintained at stable financial institutions, generally at amounts in excess of federally insured limits. Cash equivalents include money market funds and held-to-maturity securities with a maturity date of 90 days or less. As of March 31, 2020, cash and cash equivalents consisted of bank deposits, cash and investments in money market funds.

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

Related to the adoption of Topic 842, the Company’s policy elections were as follows:

Separation of lease and non-lease components	While the Company does not currently have any lease agreement with lease and non-lease components, the Company elected this expedient to account for lease and non-lease components as separate components.

Short-term policy	The Company has elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, are not recorded on the balance sheets.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at comprehensive income (loss). There were no investments in available-for-sale debt securities and held-to-maturity debt securities for the three months ended March 31, 2020. For the three months ended March 31, 2019, comprehensive income consisted of unrealized gains on investments in available-for-sale debt securities.

Recent Accounting Pronouncements

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

Other accounting standard updates effective after March 31, 2020 are not expected to have a material impact on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment that modifies the measurement recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The FASB also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The effective date and transition methodology for the amendments in Topic 326 are the same as in ASU 2016-13. The guidance is effective for public business entities that are SEC filers. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption of this guidance did not have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption of this guidance did not have a material impact on its financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	March 31, 2020	December 31,2019
Computers and equipment	5 years	$17,178	$17,178
Furniture and fixtures	7 years	19,158	19,158
Total property and equipment		36,336	36,336
Accumulated depreciation		(22,144)	(20,680)
Total property and equipment, net		$14,192	$15,656

Depreciation expense of approximately $1,500 and $1,400 was recognized for the three months ended March 31, 2020 and 2019, respectively, and classified in general and administrative expense in the accompanying unaudited condensed statements of operations and comprehensive loss.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The term of the Services Agreement is four years from the effective date of the Service Agreement unless earlier terminated. Ritter may terminate the Services Agreement or any task without cause immediately upon giving the CRO notice of such termination. The CRO may, with advance notice to Ritter, terminate a task order if Ritter has materially defaulted on its obligations under the Services Agreement or any task order and has not cured such material default, as described in the Services Agreement. As of March 31, 2020, there were no in process task orders with the CRO under the Service Agreement.

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

Lease Agreement

On July 9, 2015, the Company entered into a lease with a California limited partnership, pursuant to which the Company leased approximately 2,780 square feet of office space in Los Angeles, California for its headquarters. The lease provides for a term of 61 months, commencing on October 1, 2015. The Company paid no rent for the first month of the term and paid base rent of $9,174 per month for months 2 through 13 of the term, with increasing base rent for each twelve-month period thereafter under the term of the lease to a maximum of $10,325 per month for months 50 through 61. The base rent payments do not include the Company’s proportionate share of any operating expenses, including real estate taxes. The Company has the option to extend the term of the lease for one five-year term, provided that the rent would be subject to market adjustment at the beginning of the renewal term.

Other information related to leases was as follows:

Three Months Ended March 31, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$143,723
Operating lease asset obtained in exchange for lease obligation:
Operating lease	$198,319
Remaining lease term
Operating lease	0.6 years
Discount rate
Operating lease	6.00%

Future payments under non-cancelable extended operating leases having initial or remaining terms of one year or more are as follows for the remaining fiscal year and thereafter:

Future minimum lease payments year ending December 31,
2020 (remaining)	$72,278
Total future minimum lease payments, undiscounted	72,278
Less imputed interest	(1,424)
Present value of lease liabilities	$70,854

Operating lease liabilities reported as of March 31, 2020:
Operating lease liabilities-current	$70,854
Total	$70,854

Rent expense, which is recognized on a straight-line basis over the lease term, was approximately $29,000 for the three months ended March 31, 2020 and 2019 and is recorded in general and administrative expenses in the accompanying unaudited condensed statements of operations and comprehensive loss.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Authorized Shares

In September 2017, the Company amended its Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to authorize the issuance of up to 225,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, $0.001 par value per share, consisting of (i) 9,500 shares that have been designated Series A convertible preferred stock, (ii) 6,000 shares that have been designated as Series B convertible preferred stock, and (iii) 1,880 shares that have been designated as Series C convertible preferred stock. Pursuant to the terms of the Certificate of Incorporation, the board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, including dividend rights, conversion right, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders.

All common share amounts and per share amounts were retroactively restated to reflect a 1-for-10 reverse stock split that was effective March 23, 2018.

As of March 31, 2020, the Company had 45,713,862 shares of common stock and 240 shares of Series C convertible preferred stock issued and outstanding. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters. Each share of Series C preferred stock is convertible by the holder at $1.64 per share; subject to customary adjustment in the event of future stock dividends and stock splits. Holders are entitled to receive, and the Company shall pay, dividends on outstanding shares of Series C preferred stock, on an as-if-converted-to-common-stock basis, equal to and in the same form as dividends actually paid on outstanding common shares when, as and if such dividends are paid on outstanding common shares. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series C preferred stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series C preferred stock were fully converted to common stock, which amounts shall be paid pari passu with all common stockholders. Holders of Series C preferred stock have no voting rights. However, as long as any shares of Series C preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series C preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series C preferred stock or alter or amend the applicable Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series C preferred stock, (c) increase the number of authorized shares of Series C preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

Aspire Capital Common Stock Purchase Agreement

On May 4, 2017, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which the Company and Aspire Capital amended and restated on March 29, 2019 and on July 23, 2019 (as amended and restated, the “Aspire Purchase Agreement”). The Aspire Purchase Agreement was amended and restated to adjust certain provisions to improve the Company’s access to funding under the agreement. The Company was not required to pay a commitment fee to Aspire Capital to affect the amendment to the Aspire Purchase Agreement. The Aspire Purchase Agreement was entered into to provide access to the Company of up to an aggregate of $6.5 million in proceeds through the sale of shares of its common stock through March 31, 2021.

Under the Aspire Purchase Agreement, as amended, on any trading day the Company selected, it has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of its common stock per trading day (which may be increased by as much as an additional 2,000,000 shares per trading day by mutual agreement), up to an aggregate of $6,500,000 of its common stock, at a per share price (the “Purchase Price”) equal to the lesser of: (i) the lowest sale price of the Company’s common stock on the sale date, or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 10 consecutive trading days ending on the trading day immediately preceding the sale date. The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $500,000, unless otherwise mutually agreed. In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares and its stock price is not less than $0.25 per share, the Company may also, in its sole discretion, present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of its common stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), as determined by the Company. Under the terms of the Aspire Purchase Agreement, the number of shares that may be sold pursuant to the Aspire Purchase Agreement is limited to 1,807,562 (the “Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock as of March 29, 2019, the date the agreement was first amended and restated, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the Aspire Purchase Agreement is equal to or greater than $0.86 (the “Minimum Price”), which was the closing price of the Company’s common stock immediately preceding the signing of the agreement. For the three-month period ending March 31, 2020, the Company sold approximately 1.8 million shares of common stock under this agreement resulting in proceeds to the Company of approximately $0.5 million.

At-the-Market Offering Agreement

On November 6, 2019, the Company entered into an at the market sales agreement (“ATM Agreement”) with A.G.P./Alliance Global Partners (“AGP”), pursuant to which it may offer and sell, from time to time through AGP, shares of its common stock (the “Placement Shares”) having an aggregate offering price of up to $3,673,159 (which was subsequently increased to $8,030,917), subject to the terms and conditions of the ATM Agreement. Unless earlier terminated pursuant to the terms of the ATM Agreement, the ATM Agreement will automatically terminate upon the earlier to occur of (i) issuance and sale of all of the Placement Shares to or through AGP and (ii) August 1, 2022. For the three-month period ending March 31, 2020, the Company sold approximately 16.8 million shares of common stock under the ATM Agreement resulting net proceeds to the Company of approximately $4.3 million after commissions and expenses of approximately $157,000.

NOTE 7 - WARRANTS

Warrants to purchase an aggregate of 2,363,304 shares of the Company’s common stock were outstanding at March 31, 2020. These warrants are all vested and exercisable, have exercise prices ranging from $0.15 to $93.00 per share, with a weighted average exercise price of $2.04, and expire at various dates through November 2023. For the three-month period ending March 31, 2020, the Company received proceeds of approximately $614,000 from warrant exercises resulting in the issuance of 6.0 million common shares of Company common stock.

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

On September 15, 2017, the stockholders of the Company approved an amendment to the 2015 Plan at a special meeting of stockholders, which among other things, increased the number of shares that may be issued pursuant to awards under the 2015 Plan by 2,585,871 shares of common stock. As of March 31, 2020, the aggregate number of shares of common stock authorized for issuance under the 2015 Plan, as amended, was 2,750,000 and 1,121,544 shares were available for issuance.

The following represents a summary of the options granted to employees and non-employees that are outstanding at March 31, 2020 and changes during the period then ended:

	Options	Weighted Average Exercise Price		Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	1,164,644		$6.93	$	―	8.4
Granted	48,000		$0.23		$1,776	9.8
Expired/ Forfeited	(4,900)	$	―	$	―	-
Outstanding at March 31, 2020	1,207,744		$9.15		$1,776	8.2
Exercisable at March 31, 2020	560,839		$17.86		$296	7.7

The exercise price for an option issued under the 2015 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the Plans will vest as determined by the Board of Directors but will not exceed a ten-year period. The weighted average grant date fair value per share of options granted during the three months ended March 31, 2020 was $0.23.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its Plans. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. The Company’s expected volatility is derived from a blend of the historical volatility of the Company’s own common stock and of the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	For the three months ended March 31,
	2020	2019
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	80.33%	13.52% - 23.39%
Risk-free interest rate	1.60%	2.41% - 2.60%
Expected average term of options	5	7.5
Stock price	$0.23	$0.60 - $0.87

Stock-Based Compensation

The Company recognized stock-based compensation expense for services within general and administrative expense in the accompanying statements of operations of approximately $56,000 and $146,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $183,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.25 years.

No stock options were exercised during the three months ended March 31, 2020.

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

Other than as described above, the Company has not entered into or been a participant in any transaction in which a related party had or will have a direct or indirect material interest for the three months ended March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2020 and amended on April 24, 2020 (as amended, the “2019 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Ritter” refer to Ritter Pharmaceuticals, Inc. All common share amounts and per share amounts have been adjusted to reflect a 1-for-10 reverse stock split of our common stock on March 23, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the timing and anticipated completion of our merger with Qualigen, Inc. (“Qualigen”);

●	the expected benefits of and potential value created by the merger for our stockholders;

●	our estimates regarding the sufficiency of our cash resources, expenses, including those related to the consummation of the merger, capital requirements and needs for additional financing;

●	our ability to obtain additional financing to continue the development and commercialization of RP-G28 as either a prescription drug, over-the-counter (“OTC”) product or dietary supplement for the consumer healthcare industry and to continue as a going concern if the merger is not completed;

●	our ability to regain and maintain compliance with Nasdaq listing standards in connection with the merger;

●	the success and timing of any preclinical studies and clinical trials;

●	regulatory developments in the United States and other countries;

●	the performance of third-party manufacturers;

●	our ability to develop and commercialize any product candidate;

●	our ability to obtain and maintain intellectual property protection for any product candidates that we may develop in the future;

●	the rate and degree of market acceptance of our products, if approved;

●	the success of competing products that are or become available in the future;

●	our ability to retain key personnel;

●	our ability to maintain effective internal control over financial reporting; and

●	effects of the COVID-19 pandemic on our business, operating results and financial condition, the proposed merger with Qualigen, and the global economy generally.

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

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of this report, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report. You should also read carefully the factors described in the “Risk Factors” section of our 2019 Amended Annual Report and this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

Overview

Since our inception, we have focused on the development of therapeutic products that modulate the gut microbiome to treat gastrointestinal diseases. Our only product candidate, RP-G28, is an orally administered, high purity GOS, for the treatment of lactose intolerance (“LI”), a condition that affects millions of people worldwide. RP-G28 is designed to selectively stimulate the growth of lactose-metabolizing bacteria in the colon, thereby effectively adapting the gut microbiome to assist in digesting lactose (the sugar found in milk) that reaches the large intestine.

We completed enrollment in our Phase 3 clinical trial of RP-G28 known as “Liberatus” in March 2019 and last patient visit in July 2019. In September 2019, we announced that our Phase 3 clinical trial of RP-G28 for LI failed to demonstrate statistical significance in its pre-specified primary and secondary endpoints. No further development efforts for RP-G28 are currently ongoing. We are continuing to explore monetization opportunities for RP-G28 for the treatment of lactose intolerance, including exploring a variety of commercial routes.

We have devoted substantially all of our resources to development efforts relating to RP-G28, including conducting clinical trials of RP-G28, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any revenue from product sales since our inception. We inactivated the Investigational New Drug (“IND”) application for RP-G28 on February 21, 2020 as a result of our determination not to proceed with the clinical development of RP-G28 in light of the anticipated merger.

In October 2019, we announced that we had engaged A.G.P./Alliance Global Partners (“AGP”) as financial advisor to explore and evaluate strategic alternatives to enhance shareholder value, which could include an acquisition, merger, reverse merger, other business combination, sale of assets, licensing or other strategic transaction.

On January 15, 2020, we entered into the Merger Agreement with Qualigen, pursuant to which a wholly-owned subsidiary of Ritter will merge with and into Qualigen, with Qualigen surviving as a wholly-owned subsidiary of Ritter.

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

From inception through March 31, 2020, we have incurred approximately $39.6 million in research and development expenses. Research and development expenses have been significantly reduced since the completion of our Phase 3 clinical trial of RP-G28 in early July 2019, our decision to suspend development efforts of RP-G28 in September 2019, and the inactivation of our IND for RP-G28 in February 2020 as a result of our determination not to proceed with the clinical development of RP-G28 in light of the anticipated merger.

We expect that our research and development expenses would increase in connection with any future development activities and clinical and pre-clinical testing.

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

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 Annual Report. There have not been any material changes to such critical accounting estimates since December 31, 2019.

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

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2020.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows :

	Fair Value Measurements Using
	Level 1	Level 2		Level 3		Total
March 31, 2020
Assets:
Money market fund	$5,805,061	$	―	$	―	$5,805,061
Total assets	$5,805,061	$	―	$	―	$5,805,061

	Fair Value Measurements Using
	Level 1	Level 2		Level 3		Total
March 31, 2019
Assets:
Money market fund	$5,309,685	$	―	$	―	$5,309,685
Corporate debt securities	―		1,518,976		―	1,518,976
Commercial paper	―		1,247,020		―	1,247,020
Total assets	$5,309,685		$2,765,996	$	―	$8,075,681

The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds and marketable securities. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

As of March 31, 2019, investments were classified as available-for-sale debt securities and commercial paper. At March 31, 2019, the balance in our accumulated other comprehensive loss comprised primarily of temporary unrealized gains related to our available-for-sale debt securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale debt securities for the three-month period ended March 31, 2019 and as a result, we did not reclassify any amounts out of accumulated other comprehensive loss for the period. We have no available-for-sale debt securities as of March 31, 2020.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	For the Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
Statements of Operations Data:
Operating costs and expenses
Research and development	$1,820	$3,574,855	$(3,573,035)	(100)%
Patent costs	3,791	48,625	(44,834)	(92)%
General and administrative	2,209,468	1,153,577	1,055,891	92%
Total operating costs and expenses	2,215,079	4,777,057	(2,561,978)	(54)%

Operating loss	(2,215,079)	(4,777,057)	2,561,978	(54)%

Other income:
Interest income	12,620	71,291	(58,671)	(82)%
Settlement of accounts payable	535,087	—	535,087	100%
Total other income	547,707	71,291	476,416	668%
Net Loss	$(1,667,372)	$(4,705,766)	$3,038,394	(65)%

Research and Development Expenses

Research and development expenses decreased by approximately $3.6 million, or 100%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The primary reason for the decrease is the suspension of all further development efforts for RP-G29 after our Phase 3 clinical trial for LI failed to demonstrate statistical significance in its pre-specified primary and secondary endpoints. Research and development expenses during the three months ended March 31, 2019 primarily reflect the continued progression of Phase 3 clinical trial of RP-G28 through completion of enrollment in March 2019.

Patent Costs

Patent costs were approximately $3,800 and $49,000 for the three months ended March 31, 2020 and 2019, respectively, representing a decrease of approximately $45,000, or (92%). The primary reason for the decrease is the decision to significantly curtail our patent filing strategy after the suspension of all further development efforts for RP-G29 after our Phase 3 clinical trial for LI failed to demonstrate statistical significance in its pre-specified primary and secondary endpoints. Patent costs include maintenance of patent rights, the prosecution of patents, the application for the issuance of patents, as well as the preparation to file national Phase applications in certain foreign countries.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.1 million, or 92%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to increases of approximately $1.2 million in legal and accounting fees related to the potential merger with Qualigen partially offset by decreases of approximately $0.1 million in stock-based compensation expense. Approximately $56,000 in stock-based compensation expense was recognized during the three months ended March 31, 2020 as compared to approximately $146,000 during the same period in 2019.

Other Income

Other income increased by approximately $0.5 million, or 668%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to our successful efforts to renegotiate our outstanding trade payables after our failed Phase 3 clinical trial of RP-G28.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations and, as of March 31, 2020, we had an accumulated deficit of approximately $82.0 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At March 31, 2020, we had net working capital of approximately $4.5 million, and cash and cash equivalents of approximately $6.0 million. We have not generated any product revenues and have not achieved profitable operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(1,163,837)	$(6,544,960)
Investing activities	—	4,249,449
Financing activities	5,416,759	—
Net increase (decrease) in cash and cash equivalents	$4,252,922	$(2,295,511)

Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities of approximately $1.2 million primarily reflects our net loss for the period of approximately $1.7 million, offset by changes in our working capital accounts of approximately $1.0 million. Changes in working capital accounts include an increase in accounts payable, due to merger-related costs incurred of approximately $0.5 million, an increase in prepaid expense of approximately $0.3 million and an increase in accrued expenses of approximately $0.1 million.

Investing Activities

No cash was used in or provided by investing activities for the three months ended March 31, 2020. Net cash provided by investing activities for the three months ended March 31, 2019 was from the sale of investments in marketable securities to finance the Phase 3 clinical trial of RP-G28.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $5.4 million, including approximately $4.5 million of proceeds from the issuance of shares under our at-the-market sales agreement (the “ATM Agreement”) with AGP, approximately $0.6 million of proceeds from exercise of warrants and approximately $0.5 million in proceeds from our equity line with Aspire Capital Fund, LLC (“Aspire Capital”), offset by approximately $0.2 million of stock issuance costs under the ATM Agreement. No cash was used in or provided by financing activities for the three months ended March 31, 2019.

Sources of Liquidity

Since our inception, we have incurred net losses and negative cash flows from operations and, as of March 31, 2020, we had an accumulated deficit of approximately $82.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, stock-based compensation, and from general and administrative costs associated with our operations.

At March 31, 2020, we had net working capital of approximately $4.5 million and cash and cash equivalents of approximately $6.0 million. We have not generated any product revenues and have not achieved profitable operations.

Aspire Capital Common Stock Purchase Agreement

On May 4, 2017, we entered into a common stock purchase agreement with Aspire Capital, which was amended and restated on March 29, 2019 and on July 23, 2019 (as amended and restated, the “Aspire Purchase Agreement”). The Aspire Purchase Agreement provides access to us of up to an aggregate of $6.5 million in proceeds through the sale of shares of our common stock through March 31, 2021. As of March 31, 2019, we had not sold any shares of our common stock under this agreement. For the three-month period ending March 31, 2020, we sold approximately 1.8 million shares of common stock under this agreement resulting in proceeds to us of approximately $0.5 million.

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

At-the-Market Sales Agreement

On November 6, 2019, we entered into the ATM Agreement with AGP, pursuant to which we may offer and sell, from time to time through AGP, shares of our common stock (the “Placement Shares”) having an aggregate offering price of up to $3,673,159 (which was subsequently increased to $8,030,917), subject to the terms and conditions of the ATM Agreement. Unless earlier terminated pursuant to the terms of the ATM Agreement, the ATM Agreement will automatically terminate upon the earlier to occur of (i) issuance and sale of all of the Placement Shares to or through AGP and (ii) August 1, 2022.

For the three-month period ending March 31, 2020, we sold approximately 16.8 million shares of common stock under the ATM Agreement resulting in net proceeds to us of approximately $4.3 million after commissions and expenses of approximately $157,000.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments from those disclosed in our 2019 Annual Report.

Off-Balance Sheet Arrangements

Through March 31, 2020, we do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of March 31, 2020 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks described in Item 1A. Risk Factors of our 2019 Annual Report could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2019 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There are no material changes from the disclosure provided in the 2019 Annual Report with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

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

May 1, 2020	RITTER PHARMACEUTICALS, INC.

	By:	/s/ Andrew J. Ritter
	Name:	Andrew J. Ritter
	Title:	Chief Executive Officer

