Form 10-KT
period 2020-12-31
Qualigen Therapeutics, Inc.
filed 2021-03-31
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________

or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2020 to December 31, 2020

Commission File Number 001-37428

Qualigen Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3474527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2042 Corte Del Nogal, Carlsbad, California 92011

(Address of principal executive offices) (Zip Code)

(760) 918-9165

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	QLGN	The Nasdaq Capital Market of The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $45,357,048 based on the closing price for the common stock of $3.97 on that date. As of September 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $100,814,650 based on the closing price for the common stock of $4.95 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from each of these calculations as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2021, there were 28,780,714 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the transition period covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

PART I

References to Fiscal 2020 in this Transition Report on Form 10-K are to the 12-month fiscal year ended March 31, 2020; references to the Transition Period are to the nine months ended December 31, 2020; and references to 2021 are to the calendar/12-month fiscal year ending December 31, 2021.

As used in this Transition Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Qualigen” refer to Qualigen Therapeutics, Inc.

Item 1.	Business

Overview

We are a biotechnology company focused on developing novel therapeutics for the treatment of cancer and infectious diseases, as well as maintaining and expanding our core FDA-approved FastPack® System, which has been used successfully in diagnostics for 20 years. Our cancer therapeutics pipeline includes QN-247 (formerly referred to as ALAN or AS1411-GNP), RAS-F and STARS™. QN-247 is a DNA coated gold nanoparticle cancer drug candidate that has the potential to target various types of cancer with minimal side effects; the nanoparticle coating technology is similar to the core nanoparticle coating technology used in our blood-testing diagnostic products. The foundational aptamer of QN-247, QN-165 (formerly referred to as AS1411), is also a drug candidate for treating COVID-19 and other viral-based infectious diseases; we currently plan that our first clinical trial would be a trial of QN-165 against COVID-19. RAS-F is a family of RAS oncogene protein-protein interaction inhibitor small molecules for preventing mutated RAS genes’ proteins from binding to their effector proteins; preventing this binding could stop tumor growth, especially in pancreatic, colorectal and lung cancers. STARS is a DNA/RNA-based treatment device candidate for removal from circulating blood of precisely targeted tumor-produced and viral compounds.

Because our therapeutic candidates are still in the development stage, our only products that are currently commercially available are the FastPack System diagnostic instruments and test kits. The FastPack System menu includes rapid point-of-care diagnostic tests for cancer, men’s health, hormone function, vitamin D status and antibodies against SARS-CoV-2. We have always utilized a “razor and blades” pricing strategy, providing analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits. Pursuant to a distribution agreement, we are required to rely on our diagnostics distribution partner Sekisui Diagnostics, LLC (“Sekisui”) for most FastPack distribution worldwide until May 2022. We maintain direct distribution for certain house accounts, including selling our total testosterone test kits to Low T Center, Inc. (“Low T”), the largest men’s health group in the US, with more than 47 locations. We have licensed and technology-transferred our FastPack System technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd. for the China diagnostics market.

Completion of Reverse Recapitalization Transaction with Ritter

On May 22, 2020, we completed a “reverse recapitalization” transaction with Qualigen, Inc. (not to be confused with the Company); our merger subsidiary merged with and into Qualigen, Inc. with Qualigen, Inc. surviving as a wholly owned subsidiary of the Company. The Company, which had previously been known as Ritter Pharmaceuticals, Inc., was renamed Qualigen Therapeutics, Inc., and the former stockholders of Qualigen, Inc. acquired, via the recapitalization, a substantial majority of the shares of the Company. Ritter/Qualigen Therapeutics common stock, which was previously traded on the Nasdaq Capital Market under the ticker symbol “RTTR,” commenced trading on Nasdaq, on a post-reverse-stock-split adjusted basis, under the ticker symbol “QLGN” on May 26, 2020.

We are no longer pursuing the gastrointestinal disease treatment business on which Ritter Pharmaceuticals, Inc. had focused before the reverse recapitalization transaction.

Products and Product Candidates

QN-165 (formerly referred to as AS1411) is a drug candidate for the treatment (and possibly the prevention) of infectious diseases such as COVID-19. Our anticancer drug candidates, QN-247 (formerly referred to as ALAN or AS1411-GNP) and RAS-F3, are designed to destroy tumors with minimal side effects. STARS is a therapeutic device product candidate, currently in the preclinical development stage, which is designed to remove circulating tumor cells, viruses, inflammation factors and immune checkpoints.

Our only products that are currently commercially available are our FastPack System diagnostic instruments and test kits. Since its introduction in 2000, our FastPack System diagnostic instruments and kits have demonstrated the ability to detect cancer, other diseases and medical conditions, and biological factors.

FastPack®

The FastPack System is a patent-protected rapid, onsite immunoassay testing system consisting of the FastPack Analyzer and the FastPack test pouch, a single-use, disposable, foil packet which includes the FastPack reagent chemistry. Since the initial conception of the system, we have developed successive versions of the analyzer and test pouch, known as “1.0,” “IP” and “PRO”, and have expanded our assay menu to 9, including tests for prostate cancer, thyroid function, metabolic disorders, research applications and antibodies against SARS-CoV-2. We have sold FastPack products in the United States and overseas for 20 years, and since inception, our sales of FastPack products have exceeded $100 million. We manufacture the FastPack products at our FDA and ISO certified Carlsbad, California facility. Pursuant to a distribution agreement, we are required to rely on our diagnostics distribution partner Sekisui for most FastPack distribution worldwide until 2022. We maintain direct distribution for certain house accounts, including Low T.

In July 2020, we submitted an official notification to the United States Food and Drug Administration (the “FDA”) to commence sales in the U.S. of our FastPack SARS-CoV-2 IgG test for COVID-19 antibodies, which is designed for use with our new FastPack PRO. The test was previously submitted to the FDA for Emergency Use Authorization (“EUA”). Although small quantity sales and shipments of the new test began in late July 2020, the FDA has not yet granted the EUA.

QN-247 (formerly referred to as ALAN or AS1411-GNP)

QN-247 is an aptamer-based drug candidate that is designed to treat different types of cancer. This novel technology potentially has several additional applications, including enhancement of radiation therapy, enhancement of tumor imaging, and delivery of other anti-cancer compounds directly to tumor cells. A key component of this drug candidate, DNA aptamer QN-165, has been shown, primarily on a preclinical basis, to have the potential to target and destroy cancer cells. This component has been administered in Phase 1 and Phase 2 clinical trials to over 100 acute myeloid leukemia (“AML”) or renal cell carcinoma cancer patients and appears to be well tolerated with no evidence of severe side effects, with at least seven patients appearing to have long-lasting clinical responses where their cancers disappeared or shrank substantially. (QN-165 may also be useful against infectious diseases – see below.)

QN-247 is an enhanced version of QN-165 (which in turn was formerly referred to as AS1411) where the DNA aptamer is attached to a gold nanoparticle.

In a Qualigen-sponsored University of Louisville (“UofL”) in-vitro preclinical study involving tumor-associated macrophages, QN-247 was shown to have stronger anti-cancer activity than QN-165 alone did. Tumor-associated macrophages are a class of immune cells present in high numbers around solid tumors and affect most aspects of tumor cell biology; they drive pathological phenomena including tumor cell proliferation, tumor angiogenesis, invasion and metastasis, immunosuppression, and drug resistance. In most cancers, the tumor-associated macrophages have an M2 phenotype, which may inhibit the anti-tumor effects of immune checkpoint inhibitor drugs, such as Merck’s Keytruda (pembrolizumab). Converting these M2 macrophages to the M1 phenotype could enhance the activity of these immune checkpoint inhibitors. In this study, QN-247 increased the conversion of M2 macrophages to the M1 phenotype, while also reducing the overall proliferation of macrophages.

Moreover, a UofL in-vitro preclinical study with triple negative breast cancer cells (MDA-MB-231) indicated that QN-247, in combination with radiation therapy, resulted in reduced tumor cell colony size (i.e., resulted in increased tumor cell necrosis) compared to radiation alone.

We plan to seek to obtain Orphan Drug status for QN-247 for one or more indications, such as pancreatic cancer, AML and pediatric neuroblastoma. Orphan Drug status, if obtained, would be expected to confer several advantages including faster review and increased market protection.

We believe that, in addition to its potential use as a stand-alone anticancer drug, QN-247 could potentially be used as a component of the STARS device or used as a combination treatment with it.

In October 2020, we entered into an amended sponsored research agreement with UofL to advance development of our QN-247 drug candidate. The work being performed under the original sponsored research agreement, entered into in August 2018, comprises animal studies to assess antitumor efficacy and safety of different QN-247 compositions designed to treat pediatric and adult AML. Under the amended sponsored research agreement, UofL is performing preclinical studies on AML and on additional indications including glioblastoma, a malignant brain cancer that is difficult to treat because most drugs cannot pass the blood-brain membrane, and non-small cell lung cancer, which comprises approximately 85% of the 1.6 million global lung cancer cases each year. We believe that the amended agreement with UofL will provide us with additional data to help achieve our goal of advancing our QN-247 cancer drug candidate into clinical trials against AML in 2021. Additionally, we and UofL will study how QN-247 may inhibit metastasis of cancer cells as a potential adjuvant therapy.

QN-165 (formerly referred to as AS1411)

We intend to prioritize our clinical development program and to first advance the unmodified QN-165 aptamer into Phase 1b/2a human clinical trials (for treatment of COVID-19) in the first half of 2021, to be followed next by seeking to advance QN-247 into clinical trials against AML.

In June 2020, we entered into an exclusive royalty-bearing license agreement with UofL for UofL’s intellectual property for the use of QN-165 as a drug candidate for the treatment of COVID-19. Preclinical results have been favorable, and in September 2020 we and UofL jointly filed a United States provisional patent application, entitled “Methods of inhibiting or treating coronavirus infection, and methods for delivering an anti-nucleolin agent.” The application was filed in conjunction with Drs. Paula J. Bates and Kenneth E. Palmer from UofL, and covers methods for using QN-165 as an antiviral drug candidate to prevent SARS-CoV-2 from entering the body through mucous membranes in the nose, mouth and eyes. As stated in the patent application, we believe that QN-165 could be administered by means of inhalers, nose spray or eye drops to individuals who have recently come in contact with SARS-CoV-2, or are at high risk of contracting the virus.

We believe that the mechanism by which QN-165 is believed to work, by blocking the ability of viruses to replicate in the body, may also make the therapeutic effective against future mutations in COVID-19 as well as against other dangerous viruses including seasonal influenza. Moreover, we believe that in addition to its proposed use as a therapeutic, QN-165 might be able to be used as a protective defense or prophylaxis against COVID-19 and/or other viral-based diseases such as seasonal influenza. (Accordingly, we plan to collaborate with UofL to further study the possible separate use of QN-165 for virus infection prevention.)

We plan to soon file an Investigational New Drug application (IND) with the U.S. Food and Drug Administration to seek approval to commence Phase 1b/2a clinical studies with QN-165 in COVID-19 patients. In October 2020, we received from the FDA written feedback, to our Type B Pre-IND meeting request, that is in general agreement with our planned clinical development of QN-165 for the treatment of COVID-19. In December 2020, we completed the recertification of our supply of QN-165, and began final formulation and filling for use in this proposed trial.

RAS-F

In July 2020, we entered into an exclusive worldwide license agreement with UofL for the intellectual property covering the “RAS-F” family of RAS oncogene protein-protein interaction inhibitor small molecule drug candidates, which would work by blocking RAS mutations directly and thereby inhibiting tumor formation (especially in pancreatic, colorectal and lung cancers). Pursuant to the license agreement, we in-licensed the “RAS-F” compound family of drug candidates and will seek to identify and develop a lead drug candidate from the compound family and, upon commercialization, will pay UofL royalties in the low-to-mid-single-digit percentages on net sales of RAS protein-protein interaction inhibitor licensed products.

RAS is the most common oncogene in human cancer. Activating mutations in one of the three human RAS gene isoforms (KRAS, HRAS or NRAS) are present in about one-fourth of all cancers. For example, mutant KRAS is found in 98% of pancreatic ductal adenocarcinomas, 52% of colon cancers, and 32% of lung adenocarcinomas. For these three cancer types, cancers with mutant KRAS are diagnosed in more than 170,000 people each year in the US and cause more than 120,000 deaths. There is currently no FDA-approved direct RAS protein inhibitor available. Drugs that target signaling downstream of RAS are available, however, such drugs have shown disappointing clinical activity, most likely because RAS is a “hub” that activates multiple effectors and blocking any single pathway is likely ineffective.

We have an ongoing sponsored research agreement with UofL for preclinical RAS-F research.

STARS™

Our FastPack diagnostic system and related core technologies are now the basis for our planned expansion into blood-filtering therapeutic applications for the treatment of cancer and infectious disease. Our Selective Target Antigen Removal System, or STARS, is designed to utilize core expertise in advanced reagents and coatings to remove disease associated agents, including viruses and tumor-produced compounds, directly from a patient’s blood. The key components of STARS, membranes coated with target capture reagents, utilize several proprietary processes developed and used in the FastPack product lines. Proprietary STARS cartridges are expected to be designed for use with conventional dialysis or hemofiltration machines to remove immune checkpoints, metastatic cells and inflammation factors from cancer patients’ bloodstreams. We believe STARS will also be able to be used to treat infectious diseases, by removing circulating viruses sufficiently to facilitate patient stabilization and recovery.

In August 2020, the United States Patent and Trademark Office issued to us patent No. 10,744,258 entitled “Devices and Methods for On-Line Whole Blood Treatment” regarding our STARS technology.

Strategic Partners

We have secured the exclusive rights to the core QN-165 aptamer from Advanced Cancer Therapeutics, LLC.

We have entered into a royalty-bearing license agreement for key components of QN-247 from UofL and we have commissioned sponsored research from UofL’s development teams in order to optimize and prepare QN-165 and QN-247 for human trials. A separate team at UofL, funded by us under a sponsored research agreement, is developing RAS-F3.

In 2016, we entered into an agreement with Sekisui, whereby Sekisui distributes our diagnostic product line worldwide. This distribution agreement will expire in May 2022.

We in-license patents from DIAsource ImmunoAssays S.A. and Future Diagnostics B.V., for reagents that are used in our FastPack Vitamin D assay.

Sales Channels

We sell our FastPack diagnostic product line through our distribution partner Sekisui. In the US, Sekisui commercializes the FastPack product line through its own direct sales force and distribution agreements with McKesson Medical-Surgical, Henry Schein Medical, Medline Industries and National Distribution & Contracting, the largest distributors of physician office laboratory products in the US. Outside of the US, Sekisui commercializes the FastPack product line through a network of distributors in Europe, Asia, Middle East, and North Africa. However, we and Sekisui have never sold Qualigen FastPack products in China.

In addition, among our other direct sales accounts, we sell FastPack products directly to Low T, the largest men’s health group in the US, with 47 locations. Sales to Sekisui accounted for 58% of our total revenues during the Transition Period and sales to Low T accounted for 36% of our total revenues during the Transition Period.

In October 2020, we entered into an agreement with Yi Xin Zhen Duan Jishu (Suzhou) Ltd (“Yi Xin”), pursuant to which Yi Xin obtained exclusive rights for China to manufacture and sell new generations of FastPack-based products as well as Yi Xin-manufactured versions of our existing FastPack 1.0, IP and PRO product lines; we would be entitled to receive royalties on any such sales. After May 1, 2022, Yi Xin will have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world, excluding our then-current FastPack customers; on a worldwide basis, except in the U.S., Yi Xin will also have the right to sell Yi Xin-manufactured versions of our existing FastPack 1.0, IP and PRO product lines. We would be entitled to receive royalties on any such sales, as well. After May 1, 2022, Yi Xin will have the right to buy Qualigen FastPack 1.0, IP and PRO products from us at distributor prices for resale in the U.S., again excluding resales toward our then-current FastPack customers.

Manufacturing

We develop, manufacture and assemble our diagnostic products at our approximately 23,000 square feet facility in Carlsbad, California. Our laboratory and manufacturing practices are governed by a series of internally published Standard Operating Procedures, in accordance with FDA and ISO guidelines. While we produce many of our own raw materials and sub-components for diagnostic products, we also purchase certain materials from third-party suppliers such as Thermo Fisher Scientific, Equitech-Bio, Surmodics, OYC Americas, Bemis, 3M, VWR, Gilson, Impact Project Management, Enstrom, Hi-Tech Products, and Hamamatsu.

We do not have in-house manufacturing capability for our therapeutics product candidates. In August 2020, we entered into an agreement with IRISYS LLC for the production of QN-165. In November 2020, we entered into an agreement with STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, for GMP production of QN-165.

Research and Development

For research and development of our drug candidates, we are leveraging the scientific and technical resources and laboratory facilities of UofL, through technology licensing and sponsored research agreements, which are focused on Aptamer technology and applications in the cancer and infectious disease fields. We would engage contract research organizations for any clinical trials of our drug candidates. We intend to focus our internal research and development on the STARS therapeutic device, while continuing to support the FastPack diagnostic line.

Regulatory Matters

We have obtained 17 FDA clearances/approvals and 28 CE Marks for our diagnostic products (FastPack analyzers, immunoassays, control kits, calibration kits and verifications kits) to date. However, we have not obtained FDA or other regulatory approval for any drug candidate.

Intellectual Property

We currently maintain a portfolio of 109 issued, allowed, in-licensed or pending patents, patent applications and provisional patent applications covering various aspects of our products and product candidates in the United States, Canada, Mexico, Europe, Japan, China, Korea, Israel, South Africa, and Australia. In addition, we have two issued and five pending trademark registrations in the United States pertaining to our diagnostics and therapeutics businesses. There are currently no contested proceedings or third party claims against any Qualigen intellectual property.

Within our diagnostics patent portfolio, we hold three issued patents covering FastPack 1.0, IP and PRO and 22 issued and one pending patent covering FastPack 2.0. In addition, we in-license two issued patents (covering our Vitamin D assay) from DIAsource ImmunoAssays S.A. and Future Diagnostics B.V. Although two of the patents have scheduled expiration dates in 2021, one for FastPack and one for Vitamin D, their expirations are not expected to have any material adverse effect on our business or prospects. We also, with Gen-Probe Incorporated, hold 24 issued joint patents covering FastPack Molecular, an inactive product program.

Within our therapeutics patent portfolio, we have 37 patents and patent applications covering the QN-247 and/or QN-165 programs, 26 of which are issued. Of these 37 patents and patent applications, 35 are in-licensed from ULRF (although we jointly own one of those) and two are in-licensed from Advanced Cancer Therapeutics, LLC. Two of the QN-165 patents have scheduled expiration dates in 2022. We in-license 13 pending patents from ULRF covering the RAS program. In addition, we hold seven patents for STARS, one of which was issued in 2020 and will not expire until 2038.

Employees

As of March 24, 2021, we had 38 employees, 34 of whom were full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Risks Related To COVID-19 Pandemic

COVID-19 has had, and will continue to have, adverse impacts on the U.S. and world economy, health care systems, personnel availability, supply chains, social and political assumptions, and capital markets. Those impacts are expected to be especially serious for smaller companies such as we. If another such infectious disease arises and spreads, similar serious impacts could arise. Our sales of diagnostic products fell significantly in the nine months ended December 31, 2020 (and net loss increased significantly), as deferral of patients’ non-emergency visits to physician offices, clinics and small hospitals sharply reduced demand for FastPack tests; this phenomenon will likely continue to some extent for the duration of the pandemic, although the degree of it will probably vary depending on progress toward suppressing the pandemic, lockdowns and similar responses, and personal and societal behavior changes arising from psychological factors.

Additional Information

Our ultimate ancestor was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. In September 2008, this company converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc. On May 22, 2020, upon completing the “reverse recapitalization” transaction with Qualigen, Inc., this company (i.e., the Company) was renamed Qualigen Therapeutics, Inc. Qualisys Diagnostics, Inc. was formed as a Minnesota corporation in 1996, reincorporated to become a Delaware corporation in 1999, and then changed its name to Qualigen, Inc. in 2000. Qualigen, Inc. is now a wholly-owned subsidiary of the Company.

Our website address is www.qualigeninc.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, information statements, beneficial ownership reports and any amendments to those reports or statements filed or furnished pursuant to Sections 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All such filings are available through our website free of charge. However, the information contained on or accessed through our website does not constitute part of this Transition Report, and references to our website address in this Transition Report are inactive textual references only.

Item 1A.	Risk Factors

An investment in our common stock involves risks. You should carefully consider the risks described below, together with all of the other information included in this Transition Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below, which are the risks we judge (rightly or wrongly) to be the most significant to investors, are not the only ones we face. Additional risks that we currently do not judge to be among the “most significant” may also impair our business, financial condition, operating results and prospects.

Certain statements below are forward-looking statements. For additional information, see the section of this Transition Report under the caption “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Therapeutics Business

Our business strategy is high-risk

We are focusing our resources and efforts primarily on development of therapeutic product candidates, which requires extensive cash needs for research and development activities. This is a high-risk strategy because there is no assurance that our products will ever become commercially viable (commercial risk), that we will prevent other companies from depriving us of market share and profit margins by selling products based on our inventions and developments (legal risk), that we will successfully manage a company in a new area of business and on a different scale than we have operated in the past (operational risk), that our product candidates will be able to achieve the desired therapeutic results (scientific risk), or that our cash resources will be adequate to develop our product candidates until we become profitable, if ever (financial risk). We are using our cash in one of the riskiest industries in the economy (strategic risk). This may make our stock an unsuitable investment for many investors.

We do not currently have enough working capital to execute fully our strategic plan.

We have suffered recurring losses from operations, and we will need capital to support our intended development of our therapeutics business. We believe that future financings will be necessary in order for us to properly execute our strategic plan. There can be no assurance that such future financings will be able to be obtained (or, if they can be obtained, that they can be obtained on desirable terms).

We are still early in our development efforts of QN-165, QN-247, RAS-F, and STARS. We have not begun clinical trials or obtained regulatory approval for any drug candidate or STARS. We may never obtain approval for any of our drug candidates or STARS.

We are still early in our development efforts and have not yet begun enrollment in any clinical trials evaluating QN-165, QN-247, RAS-F or STARS. There can be no assurance that QN-165, QN-247, RAS-F or STARS will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate revenues from drug candidates or STARS will depend on the successful development and eventual commercialization of QN-165, QN-247, RAS-F or STARS. The success of these products will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials;

●	acceptance of an IND (Investigational New Drug) application by the FDA or other clinical trial or similar applications from foreign regulatory authorities for our future clinical trials for our pipeline;

●	timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;

●	demonstration of safety, efficacy and acceptable risk-benefit profiles of our products to the satisfaction of the FDA and foreign regulatory agencies;

●	receipt and related terms of marketing approvals from applicable regulatory authorities, including the completion of any required post-marketing studies or trials;

●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our products;

●	developing and implementing marketing and reimbursement strategies;

●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

●	acceptance of our drugs or STARS, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	obtaining and maintaining third-party payor coverage and adequate reimbursement;

●	protecting and enforcing our rights in our intellectual property portfolio; and

●	maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and it is possible that none of our drug candidates or STARS will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates or STARS. For example, our business could be harmed if results of the clinical trials of QN-165, QN-247, RAS-F, any other drug candidates or STARS vary adversely from our expectations.

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of QN-165, QN-247, RAS-F or STARS.

Most drug candidates fail. We are unable to predict when or if our drug candidates or STARS will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of these products, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of these products for humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates or STARS, including:

●	regulators or IRBs or ethics committees, or ECs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	We may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	clinical trials for our drug candidates and STARS may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay clinical trials or abandon product development programs;

●	the number of patients required for clinical trials for our drug candidates and STARS may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;

●	competition for clinical trial participants from investigational and approved therapies may make it more difficult to enroll patients in our clinical trials;

●	Our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;

●	We may have to suspend or terminate clinical trials for our drug candidates or STARS for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	Our drug candidates or STARS may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs/ECs to suspend or terminate the trials;

●	the cost of clinical trials for our drug candidates and STARS may be greater than we anticipate; and

●	the supply or quality of our drug candidates, STARS or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials.

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. For example, the FDA may place a partial or full clinical hold on any of our clinical trials for a variety of reasons.

Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or STARS or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates or STARS.

Any delays in the commencement or completion, or termination or suspension, of our future clinical trials, if any, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials of a drug candidate or STARS, we must submit the results of preclinical studies to the FDA along with other information as part of an IND application or similar regulatory filing, and the FDA (or corresponding foreign regulatory body) must approve the IND application. We have not yet submitted our IND application for QN-165 against COVID-19). We cannot guarantee the timing for submitting it, and we do not know when this IND application (or any other IND application) would be approved, if ever.

Before obtaining marketing approval from the FDA for the sale of QN-165, QN-247, RAS-F, any other drug candidate or STARS, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. The FDA may require us to conduct additional preclinical studies for any drug candidate or STARS before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA disagreeing as to the design or implementation of our clinical trials or with our recommended dose for any of our pipeline programs;

●	obtaining FDA authorization to commence a trial or reaching a consensus with the FDA on trial design;

●	obtaining approval from one or more IRBs/ECs;

●	IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	changes to clinical trial protocol;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	failing to manufacture or obtain sufficient quantities of drug candidate, STARS or, if applicable, combination therapies for use in clinical trials;

●	patients failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;

●	patients choosing an alternative treatment, or participating in competing clinical trials;

●	lack of adequate funding to continue the clinical trial;

●	patients experiencing severe or unexpected drug-related adverse effects;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

●	selecting or being required to use clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

●	a facility manufacturing our drug candidates, STARS or any of their components, including without limitation, our own facilities being ordered by the FDA to temporarily or permanently shut down due to violations of cGMP, regulations or other applicable requirements, or infections or cross-contaminations in the manufacturing process;

●	lack of stability of our clinical trial material or any quality issues that arise with the clinical trial material;

●	any changes to our manufacturing process that may be necessary or desired;

●	Qualigen, or its third-party contractors, not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical trial protocol; or

●	any third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs/ECs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/ECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to initiate or continue our ongoing or planned clinical trials for our products if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have ongoing clinical trials for products that would treat the same patients as QN-165, QN-247, RAS-F or STARS, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ products. In addition, introduction of new drugs to the marketplace may have an effect on the number of patients available or timing of the availability of the patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

Adverse side effects or other safety risks associated with QN-165, QN-247, RAS-F or STARS product candidates could delay or preclude approval, cause us to suspend or discontinue any clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.

Results of our planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our products could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons.

Moreover, if our products are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our products, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many drugs that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that as we test our drug candidates and STARS in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our drug candidates and STARS becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients.

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for QN-165, QN-247, RAS-F, STARS or any other product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to QN-165, QN-247, RAS-F and STARS, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Regulatory approval of drugs in the United States requires the submission of an NDA (New Drug Application) to the FDA and we are not permitted to market any pharmaceutical product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

FDA approval of an NDA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and any clinical trials of QN-165, QN-247, RAS-F, STARS or any other product candidate may not be predictive of the results of our later-stage clinical trials.

Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical trials can occur at any stage. Companies in the pharmaceutical industry frequently suffer setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent regulatory approval.

Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if such drug candidates obtain regulatory approval.

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government healthcare programs, private health insurers and other organizations. Third-party payors decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere has been cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain regulatory approval. Obtaining and maintaining coverage and adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain regulatory approval.

There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may continue to result in more rigorous coverage criteria and in additional downward pressure on the price that providers receive for any approved therapeutics products of ours. This would adversely affect the prices we receive and could also adversely affect providers’ willingness to prescribe our therapeutics products, if any.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act of 1983, as amended, the FDA may designate a drug candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a drug product available in the United States for the type of disease or condition will be recovered from sales of the product.

Orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in certain circumstances, including proving clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective.

We intend to obtain orphan drug designation in the United States for use of QN-247 for one or more indications, such as pancreatic cancer, AML and pediatric neuroblastoma. Orphan drug status does not ensure that we will receive marketing exclusivity in a particular market, and there is no assurance that any application for orphan drug designation will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

We rely, and intend to continue to rely, on third parties to conduct our preclinical studies and clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval.

We are dependent on third parties to conduct our planned preclinical studies and clinical trials of QN-165, QN-247, RAS-F and STARS. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. We have relied heavily, and expect to continue to rely, on UofL for preclinical studies. As to any clinical trials, we expect to rely on contract research organizations (CROs), sponsored academic researchers, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, including Good Clinical Practices, or GCP, requirements, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If a Qualigen clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for QN-165, QN-247, RAS-F or STARS and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We rely, and expect to continue to rely, on third parties for the manufacture of our products for preclinical and any clinical testing, as well as for commercial manufacture if any of our product candidates obtain regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish any agreements with third-party manufacturers or to do so on favorable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third-party for regulatory, compliance and quality assurance;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or the issuance of an FDA Form 483 notice or warning letter;

●	the possible breach of the manufacturing agreement by the third-party; and

●	the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.

For some of our drug candidates, we do not have manufacturing agreements in place at all. For those drug candidates for which are beyond that point, we have only limited arrangements in place with respect to acquiring and manufacturing necessary for clinical trials, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. If we obtain regulatory approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third-party.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for QN-165, QN-247 or RAS-F.

We may enter into collaborations with third parties for the development and commercialization of our products. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products. Even if they are successful, they may result in a limitation of our upside potential.

We may in the future seek third-party collaborators for the development and commercialization of some of our products on a selected basis. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that such collaborators dedicate to the development or commercialization of our products. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Any collaboration will necessarily result in a sharing of economics with the collaborator, which might otherwise have been captured by us directly.

Even if any of our product candidates receives regulatory approval, we may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives regulatory approval, we may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;

●	the prevalence and severity of any side effects, in particular compared to alternative treatments;

●	limitations or warnings contained in the labeling approved for our product candidates by the FDA;

●	the size of the target patient population;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	our ability to offer our products for sale at competitive prices;

●	the convenience and ease of administration compared to alternative treatments;

●	the strength of marketing and distribution support;

●	publicity for our product candidates and competing products and treatments;

●	the existence of distribution and/or use restrictions, such as through a Risk Evaluation and Mitigation Strategy;

●	the availability of third-party payor coverage and adequate reimbursement and the willingness of patients to pay for our products in the absence of such coverage and adequate reimbursement;

●	the timing of any marketing approval in relation to other product approvals;

●	support from patient advocacy groups; and

●	any restrictions on the use of our products together with other medications.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of pharmaceutical and therapeutics products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates and other platform technologies that may be effective in developing therapeutics. Some of these competitive products, therapies and technologies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We expect that our oncology drug product candidates and our STARS system will face competition from traditional small or large molecule drugs that target specific cancers that are FDA-approved and marketed for the indications that we are pursuing, in addition to off-label use of current therapeutics and therapeutics in development; and from other drugs using targeted approaches to direct payloads to cancerous tumors, as well as newer approaches, such as immuno-oncology, which attempts to harness the patient’s own immune system to fight cancer itself.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing and selling approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and sales and marketing personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. The key competitive factors affecting the success of QN-165, QN-247, RAS-F and STARS are likely to be efficacy, safety, scope and limitations of marketing approval, and availability of reimbursement.

If we are unable to obtain and maintain sufficient patent protection for our therapeutic product candidates and platform technologies, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates successfully may be adversely affected.

Our commercial success depends significantly on our ability to protect our proprietary (and exclusively in-licensed) technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the composition of matter of our product candidates, for example, QN-165, QN-247, RAS-F and STARS, the methods of use, related technologies, and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors and/or collaborators, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates, their methods of manufacture and use. The patent application and approval process is expensive, time-consuming and complex. We may not be able to prepare, file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, depending on the terms of any future license agreements to which we may become a party, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain or defend the patents, covering technology licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates. We have not filed patent applications in every jurisdiction, and some filings are only pending in the United States.

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file or invent (before March 16, 2013) the invention disclosed in any patent application related to our product candidates or technology.

Moreover, because the issuance of a patent, although presumptive, is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in our patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and products. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or that effectively prevent others from commercializing competitive products. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors and other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors and other third parties may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors or other third parties may seek to market generic versions of any approved products by submitting abbreviated NDAs to the FDA during which process they may claim that patents owned by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

The term of our patents may be inadequate to protect our competitive position on our products.

Given the amount of time required for the development, testing and regulatory review of drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In such an event (and if we are unable to obtain patent term extension or the term of any such extension is less than we request), our competitors and other third parties may be able to obtain approval of competing products following patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Generic competition usually results in serious price erosion for the original drug brand.

Risks Related to Our Diagnostics Business

We rely on our distribution partner Sekisui for distribution of our diagnostic products.

Pursuant to a distribution agreement, we are required until May 2022 to rely on our diagnostics distribution partner Sekisui for most FastPack® distribution worldwide. We maintain direct distribution for certain house accounts, including Low T.

Under the existing distribution arrangement, which currently extends to May 2022, Sekisui’s distributor margin curtails, in effect, our actual and potential profitability. So long as the existing distribution arrangement continues, we will not be able to achieve optimal profitability, and the absence of such additional profits will negatively affect our working capital and our ability to pursue our therapeutics opportunities and support our diagnostics business. In addition, third-party distributors are inherently not as motivated to market products and maximize sales as a direct-selling manufacturer would be, and this factor may also negatively affect our ability to tap the full potential of our diagnostics business.

On the other hand, if and when Sekisui ceases its distribution of FastPack products, we would need to incur the costs of re-establishing and maintaining a full direct sales force, and there might also be logistical issues and relationship issues with customers during any transition period. In addition, there would be the risk that a direct sales force assembled and used by us would not be as efficient and effective as Sekisui’s distribution efforts.

Our diagnostic products face heavy competition.

As noted above, our FastPack system is a mature technology and faces heavy competition from other products, many of which are marketed by companies with much greater resources than we have.

Our diagnostic products are disadvantaged by reduced Medicare reimbursement and third-party payer pricing.

As noted above, a primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical devices, especially mature ones such as ours. Decreases in Medicare and private-insurer reimbursement for diagnostic tests such as ours in recent years are a negative factor in our attempts to maintain and grow our diagnostics business. This factor constrains the price that we can charge to providers for our diagnostic products. Moreover, if adequate reimbursement is not available or reimbursement is available only to limited levels, some physician offices, clinics and small hospitals may choose not to offer (or to discontinue offering) some or all of our diagnostic products. During the Transition Period, Low discontinued our Total PSA test for this reason.

Yi Xin may not meet expectations in its China/overseas business.

We have largely ceded our overseas diagnostics business to Yi Xin. Yi Xin is a new and untested company and there is no assurance that its financial and other capabilities will enable it to succeed in commercializing FastPack-based diagnostic products. We would receive royalties from Yi Xin if and only if Yi Xin achieves sales of FastPack-based diagnostic products.

Our new immunoassay test for COVID-19 antibodies has not yet received Emergency Use Authorization and will run only on a new line of FastPack analyzers which is not widely available.

In July 2020 we applied to the FDA for Emergency Use Authorization of our new SARS-CoV-2 IgG antibodies test. Emergency Use Authorization has not been granted yet, and there can be no assurance that it will ever be granted. Moreover, this new immunoassay test will run only on FastPack PRO System point-of-care diagnostic instruments, which are a new upgraded version of our flagship FastPack IP rapid immunoassay diagnostic point-of-care system line. The FastPack PRO System is not expected to achieve wide distribution in the near term, and until it achieves wide distribution the new antibody test will have limited commercial potential.

Risks Related to Employee Matters, Managing Growth, Potential Dilution, Stock Price Variability and Other Risks Related to Our Business

Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel.

We are highly dependent on Michael Poirier, our President, Chief Executive Officer and Chairman, Christopher Lotz, our Chief Financial Officer and Vice President of Finance, Amy Broidrick, our Executive Vice President and Chief Strategy Officer, Dr. Wajdi Abdul-Ahad, our Chief Scientific Officer and Vice President of Research & Development, and Shishir Sinha, our Chief Operating Officer, as well as other members of scientific and operations teams.

Our ability to compete depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, clinical, regulatory, manufacturing and management skills and experience. We may not be able to attract or retain qualified personnel in the future. Many of the companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

We expect that we will need to expand our development and regulatory capabilities as our product candidates progress through the clinic, or additional product candidates are developed; if any products are approved, we would have to implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing growth, which could disrupt our operations.

As of March 24, 2021, we had 38 employees, 34 of whom were full-time employees. Although we outsource many drug development functions and may choose to continue to do so in the future, we expect to experience growth in the number of employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, and regulatory affairs as we progress QN-165, QN-247, RAS-F and STARS through the clinic and develop additional product candidates. If any of our product candidates receives regulatory approval, we would potentially need to expand into sales, marketing and distribution. To manage anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert management and business development resources.

We currently rely, and for the foreseeable future will continue to rely, in substantial part, on certain third-party contract research organizations, sponsored academic researchers, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of QN-165, QN-247, RAS-F, STARS or any of our other current or future product candidates. We cannot assure that the services of such third-party contract research organizations, sponsored academic researchers, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of QN-165, QN-247, RAS-F, STARS or any of our other current or future product candidates or otherwise advance our business. We cannot assure that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

We may engage in strategic transactions that could impact liquidity, increase expenses and present significant distractions to management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, businesses or assets and out-licensing or in-licensing of products, drug candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, in-licensing, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase near term or long-term expenditures and may pose significant integration challenges or disrupt management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of business and diversion of management’s time and attention in order to develop acquired products, drug candidates or technologies;

●	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

●	higher than expected acquisition and integration costs;

●	write-downs of assets or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations, systems and personnel of any acquired businesses with our operations, systems and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses.

Our reported financial condition and results of operations may fluctuate significantly from quarter to quarter and year to year, which makes them difficult to predict or understand.

We expect our financial condition and results of operations to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. In particular, the warrant liabilities from our issued “exploding warrants” (and change in the fair value of warrant liabilities, over a reporting period) results in distortions and sharp variability in reported periodic results. Accordingly, you should not blindly rely upon the results of any quarterly or annual periods as indications of future operating performance. Other investors may, however, attach undue significance to reported results which are heavily influenced by such distortions and variability, which in turn could cause our stock price to rise or fall despite there being no corresponding change in our prospects or position as a practical matter.

We have a substantial amount of derivative securities outstanding.

There are 4,011,356 stock options outstanding under our equity incentive plans for service providers. In addition, as of December 31, 2020 we had 11,222,590 outstanding warrants, of which 6,469,995 (plus 180 shares of Series Alpha Preferred Stock convertible into 243,418 shares of our common stock) were held by Alpha Capital Anstalt. (From January 1, 2021 through March 24, 2021, 1,531,635 of these warrants (including 1,000,000 owned by Alpha Capital Anstalt) were exercised.) Outstanding stock options, warrants and preferred stock can potentially result in dilution to the holders of existing outstanding common stock.

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are located in southern California, and are subject to risks posed by natural disasters, including wildfires, earthquakes and severe weather that may interfere with our operations. Extreme weather events and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented Qualigen from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for Qualigen to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event.

COVID-19 adversely affects our business and prospects.

COVID-19 has had, and will continue to have, adverse impacts on the U.S. and world economy, health care systems, personnel availability, supply chains, social and political assumptions, and capital markets. Those impacts are expected to be especially serious for smaller companies such as Qualigen. If another such infectious disease arises and spreads, similar serious impacts could arise. Our sales of diagnostic products fell significantly in the Transition Period (and net loss increased significantly), as deferral of patients’ non-emergency visits to physician offices, clinics and small hospitals sharply reduced demand for FastPack tests; this phenomenon will likely continue to some extent for the duration of the pandemic, although the degree of it will probably vary depending on progress toward suppressing the pandemic, lockdowns and similar responses, and personal and societal behavior changes arising from psychological factors.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently lease an approximately 23,000 square feet all-purpose facility in Carlsbad, California, where we conduct all our operations.

Item 3.	Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from or related to claims incident to the normal course of our business activities. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on us as a result of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed and traded on the Nasdaq Capital Market under the symbol “QLGN” since May 26, 2020. Before that date, there was no public market for Qualigen, Inc. common stock. As a matter of corporate law we are a continuation of Ritter Pharmaceuticals, Inc. under a different name, although for purposes of securities reporting and applicable accounting principles Qualigen, Inc. was the accounting acquirer in the May 22, 2020 reverse recapitalization. Before May 26, 2020, Ritter Pharmaceuticals, Inc. common stock traded on the Nasdaq Capital Market under the symbol “RTTR.”

Holders

As of March 24, 2021, there were approximately 650 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sales of Unregistered Securities

None, except as previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

PART II

Item 6.	Selected Financial Data.

Information requested by this Item is not included as we are electing scaled disclosure requirements available to Smaller Reporting Companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report contains forward-looking statements by Qualigen Therapeutics, Inc. that involve risks and uncertainties and reflect our judgment as of the date of this Report. These statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Such forward-looking statements may relate to, among other things, potential future development, testing and launch of products and product candidates. Actual events or results may differ from our expectations.

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted are set forth in the “Risk Factors” section above, and include:

●	there can be no assurance that we will successfully develop any drugs or therapeutic devices;

●	there can be no assurance that preclinical or clinical development of our candidate drugs or therapeutic devices will be successful;

●	there can be no assurance that clinical trials will be approved to begin by or will actually begin by or will proceed as contemplated by any projected timeline;

●	there can be no assurance that clinical trials will complete enrollment as contemplated by any projected timeline;

●	there can be no assurance that future clinical trial data will be favorable or that such trials will confirm any improvements over other products or lack negative impacts;

●	there can be no assurance that any drugs or therapeutic devices will receive required regulatory approvals or that they will be commercially successful;

●	there can be no assurance that we will be able to procure or earn sufficient working capital to complete the development, testing and launch of our prospective therapeutic products;

●	there can be no assurance that patents will issue on our owned and in-licensed patent applications;

●	there can be no assurance that such patents, if any, and our current owned and in-licensed patents would prevent competition;

●	there can be no assurance that we will be able to maintain or expand market demand and/or market share for our diagnostic products generally, particularly in view of COVID-19-related deferral of patients’ physician-office visits and in view of FastPack reimbursement pricing challenges.

●	there can be no assurance that adoption and placement of FastPack PRO System analyzers (which are the only FastPack analyzers on which our SARS-CoV-2 IgG test kits can be run) will be widespread;

●	there can be no assurance that we will be able to manufacture our FastPack PRO System analyzers and the SARS-CoV-2 IgG test kits successfully;

●	there can be no assurance that any commercialization of the FastPack PRO System analyzers and SARS-CoV-2 IgG test kits will be profitable;

●	there can be no assurance that the FDA will ultimately approve an Emergency Use Authorization for our SARS-CoV-2 IgG test;

Our stock price could be harmed if any of the events or trends contemplated by the forward-looking statements fails to occur or is delayed or if any actual future event otherwise differs from expectations. Additional information concerning these and other risk factors affecting our business (including events beyond our control, such as epidemics and resulting changes) can be found in our prior filings with the SEC, available at www.sec.gov. Any forward-looking statement that we make in this Transition Report speaks only as of the date of this Transition Report, and we disclaim any intent or obligation to update these forward-looking statements beyond the date of this Transition Report, except as required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Transition Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Transition Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent in some future periods with the forward-looking statements contained in this Transition Report, they may not be predictive of results or developments in other future periods.

Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

You should read the following discussion and analysis together with our consolidated financial statements and related notes in Part II, Item 8.

Overview

We are a biotechnology company focused on developing novel therapeutics for the treatment of cancer and infectious diseases, as well as maintaining and expanding our core FDA-approved FastPack® System, which has been used successfully in diagnostics for 20 years. Our cancer therapeutics pipeline includes QN-247, RAS-F and STARS™. QN-247 (formerly referred to as ALAN or AS1411-GNP) is a DNA coated gold nanoparticle cancer drug candidate that has the potential to target various types of cancer with minimal side effects; the nanoparticle coating technology is similar to the core nanoparticle coating technology used in our blood-testing diagnostic products. The foundational aptamer of QN-247, QN-165 (formerly referred to as AS1411), is also a drug candidate for treating COVID-19 and other viral-based infectious diseases; we currently plan that our first clinical trial would be a trial of QN-165 against COVID-19. RAS-F is a family of RAS oncogene protein-protein interaction inhibitor small molecules for preventing mutated RAS genes’ proteins from binding to their effector proteins; preventing this binding could stop tumor growth, especially in pancreatic, colorectal and lung cancers. STARS is a DNA/RNA-based treatment device candidate for removal from circulating blood of precisely targeted tumor-produced and viral compounds.

Because our therapeutic candidates are still in the development stage, our only products that are currently commercially available are the FastPack System diagnostic instruments and test kits. The FastPack System menu includes rapid point-of-care diagnostic tests for cancer, men’s health, hormone function, vitamin D status and antibodies against SARS-CoV-2. Since inception, our sales of FastPack products have exceeded $100 million. We have always utilized a “razor and blades” pricing strategy, providing analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits. Pursuant to a distribution agreement, we are required to rely on our diagnostics distribution partner Sekisui Diagnostics, LLC (“Sekisui”) for most FastPack distribution worldwide until May 2022. We maintain direct distribution for certain house accounts, including selling our total testosterone test kits to Low T Center, Inc. (“Low T”), the largest men’s health group in the US, with more than 47 locations. We have licensed and technology-transferred our FastPack System technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd., for the China diagnostics market.

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

Our financial statements do not separate out our diagnostics-related activities and our therapeutics-related activities. Although to date all our reported revenue is diagnostics-related, our reported expenses represent the total of our diagnostics-related and therapeutics-related expenses.

Completion of Reverse Recapitalization Transaction with Ritter

On May 22, 2020, we completed a “reverse recapitalization” transaction with Qualigen, Inc. (not to be confused with the Company); our merger subsidiary merged with and into Qualigen, Inc. with Qualigen, Inc. surviving as a wholly owned subsidiary of the Company. The Company, which had previously been known as Ritter Pharmaceuticals, Inc., was renamed Qualigen Therapeutics, Inc., and the former stockholders of Qualigen, Inc. acquired, via the recapitalization, a substantial majority of the shares of the Company. Ritter/Qualigen Therapeutics common stock, which was previously traded on the Nasdaq Capital Market under the ticker symbol “RTTR,” commenced trading on Nasdaq, on a post-reverse-stock-split adjusted basis, under the ticker symbol “QLGN” on May 26, 2020.

Because Qualigen, Inc. was the accounting acquirer in the reverse recapitalization transaction, all references to financial figures of “the Company” presented in the accompanying financial statements and Notes are those of Qualigen, Inc.; the corresponding figures of Ritter Pharmaceuticals, Inc. have been disregarded. Moreover, references in this Transition Report to “our” pre-May 22, 2020-merger history, securities and agreements are references to the pre-May 22, 2020-merger history, securities and agreements of Qualigen, Inc., except where otherwise expressly specified.

We are no longer pursuing the gastrointestinal disease treatment business on which Ritter Pharmaceuticals, Inc. had focused before the reverse recapitalization transaction.

Distribution and Development Agreement with Sekisui

In May 2016, through our wholly-owned diagnostics subsidiary Qualigen, Inc., we entered into a Distribution and Development Agreement (the “Distribution Agreement”) with Sekisui. Under the Distribution Agreement, Sekisui serves as the exclusive worldwide distributor for FastPack products (although we retain certain specific accounts for direct transactions). Sekisui’s exclusive distribution arrangements are effective until May 2022.

Under the Distribution Agreement, we began development of a proposed “FastPack 2.0” product line, which if successfully introduced by us would have been distributed by Sekisui. Between May 2016 and January 2018, Sekisui paid us a total of approximately $5.5 million upon the achievement of specified development milestones.

Under this program, we developed a FastPack 2.0 diagnostic test for a new whole blood vitamin D assay, and we then conducted a clinical trial of it in March 2019. We determined in May 2019 that it was uncertain whether the results of the trial would enable the test to receive FDA approval, and our FastPack 2.0 project with Sekisui was discontinued. Currently no further FastPack 2.0 analyzer or test development is ongoing, and we have licensed and transferred our FastPack 2.0 technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd. for them to further develop and commercialize.

We became obligated to pay Sekisui $0.9 million for $0.5 million in research and development costs advanced by Sekisui to us and for the reimbursement of $0.4 million in certain out-of-pocket development and preclinical study expenses incurred by Sekisui. We satisfied these amounts (plus interest) by payment in full on July 21, 2020.

Our expectation is that when we regain FastPack distribution rights from Sekisui, we will be able to improve the profitability of our diagnostics business.

Technology Transfer Agreement with Yi Xin

Through our wholly-owned diagnostics subsidiary Qualigen, Inc., we entered into a Technology Transfer Agreement dated as of October 7, 2020 with Yi Xin Zhen Duan Jishu (Suzhou) Ltd. (“Yi Xin”), of Suzhou, China, for Yi Xin to develop, manufacture and sell new generations of diagnostic test systems based on our core FastPack technology. In addition, the Technology Transfer Agreement authorized Yi Xin to manufacture and sell our current generations of FastPack System diagnostic products (1.0, IP and PRO) in China.

Under the Technology Transfer Agreement, we received net cash payments of $250,000 in the final quarter of the Transition Period classified as deferred revenue as of the balance sheet date of December 31, 2020, and $420,000 in the first quarter of 2021, plus we will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin.

We provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

We gave Yi Xin the exclusive rights for China – which is a market we have not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of our existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of our existing generations of FastPack products); any such non-China sales would, until May 1, 2022, need to be through Sekisui. In addition, after May 1, 2022, Yi Xin will have the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Also, after May 1, 2022, Yi Xin will have the right to buy Qualigen-manufactured FastPack 1.0, IP and PRO products from us at distributor prices for resale in and for the United States (but not to or toward current US customers of those products); we did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack product lines, even after May 1, 2022.

In the Technology Transfer Agreement, we confirmed that we would not, after May 1, 2022, seek new FastPack customers outside the United States.

Yi Xin is a newly-formed company and is subject to many risks. There can be no assurance that Yi Xin will successfully commercialize any products or that we will receive any royalties from Yi Xin.

Warrant Liabilities

In 2004, Qualigen, Inc. issued a series of Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 Ritter reverse recapitalization transaction and are now exercisable for Qualigen Therapeutics common stock. These warrants were so-called “exploding warrants” – they contained a provision that if Qualigen, Inc. issued shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price would be re-set to such new price and the number of shares underlying the warrants would be increased in the same proportion as the exercise price decrease. For accounting purposes, such “exploding warrants” give rise to “warrant liabilities” (even though there is not any “liability” in the sense that we would be obligated to pay any cash sum to anyone). Although the fair value of the warrants was immaterial at March 31, 2020, the operation of the “double-ratchet” provisions in these “exploding warrants” in connection with the reverse-recapitalization transaction now allow the holders to exercise for a significantly higher number of shares than before and at a significantly lower price than the current market price of our shares. Accounting principles generally accepted in the United States of America (“U.S. GAAP” require us to recognize the fair value of these warrants as warrant liabilities on our balance sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our statements of operations. The size of these warrant liabilities at December 31, 2020 was quite large ($8.3 million) and caused a significant distortion of our balance sheet at December 31, 2020 and our results of operations for the Transition Period. Because this fair value will be determined each quarter on a “mark-to-market” basis, this item could result in significant variability in our future quarterly and annual statements of operations and balance sheets based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in a (possibly quite large) increase in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a (possibly quite large) decrease in the fair value of the warrant liabilities. Approximately 28% of these “exploding warrants” were exercised in the final three-month period of the Transition Period, which will tend to reduce the amplitude of this variability. (There were 4,713,490 of these “exploding warrants” outstanding at September 30, 2020 and 3,378,596 of these “exploding warrants” outstanding at December 31, 2020.) We will continue to encourage the holders of these warrants to exercise them, and if the number of outstanding “exploding warrants” is further reduced the potential amplitude of the changes in the warrant liabilities will correspondingly be further reduced.

Critical Accounting Policies and Estimates

This discussion and analysis is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of warrant liabilities, stock-based compensation, amortization and depreciation, inventory reserves, allowances for doubtful accounts and returns, and warranty costs. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

–Revenue recognition

–Allowance for doubtful accounts

–Research and development

–Warrant liabilities and stock-based compensation

–Long lived assets

During the nine months ended December 31, 2020, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and Accounting Standards Codification Topic 842, Leases. The application of other existing accounting policies was not changed as of and for the nine months ended December 31, 2020.

Results of Operations

Comparison of the Nine Months Ended December 31, 2020 (the “Transition Period”) and Twelve-Month Year Ended March 31, 2020 (“Fiscal 2020”)

The following table summarizes our results of operations for the nine months ended December 31, 2020 and year ended March 31, 2020, together with the changes in those items in dollars:

	For the Nine Months Ended December 31, 2020	For the Year Ended March 31, 2020
REVENUES
Net product sales	$1,209,186	$2,070,707
Net product sales—related party	1,640,375	3,402,260
Collaborative research revenue	—	85,000
Total revenues	2,849,561	5,557,967

EXPENSES
Cost of product sales	915,810	1,489,487
Cost of product sales—related party	1,724,338	2,488,542
General and administrative	7,105,337	1,510,068
Research and development	3,316,099	679,620
Research and development—related party	—	525,499
Sales and marketing	307,903	367,953
Impairment loss on construction in progress	1,376,000	—
Total expenses	14,745,487	7,061,169

LOSS FROM OPERATIONS	(11,895,926)	(1,503,202)

OTHER EXPENSE (INCOME), NET
Change in fair value of warrant liabilities	8,310,100	—
Gain on loan extinguishment	(451,345)	—
Interest expense, net	48,039	283,095
Other income, net	(256,354)	(2,785)
Total other expense, net	7,650,440	280,310

LOSS BEFORE PROVISION FOR INCOME TAXES	(19,546,366)	(1,783,512)

PROVISION FOR INCOME TAXES	—	4,000

NET LOSS	(19,546,366)	(1,787,512)

Revenues

Our operating revenues are primarily generated from sales of diagnostic tests. Revenues in the Transition Period were $2.85 million compared to $5.56 million during Fiscal 2020, a decrease of $2.7 million. Even after recognizing and adjusting for the fact that the Transition Period had only nine months and Fiscal 2020 had twelve months, revenues were down. This reflected a reduction in sales to Sekisui, our primary distributor, due to an excess of Sekisui’s FastPack instrument and diagnostic kit inventory levels primarily caused by the COVID-19 pandemic, and a reduction in sales to Low T, our largest direct customer, primarily due to the COVID-19 pandemic as well as an unrelated reduction in sales of our Total PSA assay to Low T. (As of October 2020, Low T discontinued usage of our Total PSA assay due to unsatisfactory Medicare and private-insurer reimbursement pricing, which is expected to restrain our total sales to this customer in the future.) Deferral of patients’ non-emergency visits to the facilities of our physician-office, clinic and small-hospital users sharply reduced their use of our tests and their need to place further orders. This phenomenon is expected to continue for the duration of the pandemic, although the degree of it will probably vary depending on progress toward suppressing the pandemic, lockdowns and similar responses, and personal and societal behavior changes arising from psychological factors. In addition, decreases in Medicare and private-insurer reimbursement for tests such as ours in recent years are a negative factor in our attempts to maintain and grow our diagnostics business. This factor constrains the price that we can charge for our diagnostic products and may induce some physician offices, clinics and small hospitals not to use (or to discontinue use of) our diagnostic products or particular ones of our diagnostic products.

Net product sales

Net product sales (which is a category defined by excluding sales to Sekisui, because Sekisui is considered to be a related party for purposes of the Transition Period and Fiscal 2020) are primarily generated from sales of diagnostic tests. Net product sales during the Transition Period and Fiscal 2020 were $1.2 million and $2.1 million, respectively, representing a decrease of approximately $0.9 million. Even after recognizing and adjusting for the fact that the Transition Period had only nine months and Fiscal 2020 had twelve months, net product sales were down; this was due primarily to a reduction in sales to Low T, due to the effect of the COVID-19 pandemic and Low T’s phase-out of our Total PSA assay, as described above.

Net product sales—related party

Net product sales—related party are primarily generated from sales of diagnostic tests to our primary distributor, Sekisui. Net product sales—related party during the Transition Period decreased by $1.8 million to $1.6 million from $3.4 million during Fiscal 2020. Even after recognizing and adjusting for the fact that the Transition Period had only nine months and Fiscal 2020 had twelve months, Net product sales—related party were down, with the reduction in sales to Sekisui being primarily due to the effect of the COVID-19 pandemic, as described above.

During the Transition Period Sekisui ceased to be a related party, so sales to (and costs related to sales to) Sekisui will not be classified as “related party” line items in our 2021 statement of operations.

Collaborative research revenue

Collaborative research revenue is recognized as research services are performed over the related development periods for each agreement. Collaborative research revenue during the Transition Period was $0; we do not expect to have significant collaborative research revenue in the foreseeable future. Collaborative research revenue during Fiscal 2020 arose from our development work toward a cellular fibronectin assay for Prediction BioSciences SAS.

Expenses

Cost of Product Sales

Cost of product sales (which is a category defined by excluding the cost of products sold to our distributor Sekisui, because Sekisui is considered to be a related party for Transition Period purposes) decreased during the Transition Period, to $0.9 million, or 76% of net product sales, versus $1.5 million, or 72% of net product sales, in Fiscal 2020. The decrease in dollars (even after recognizing and adjusting for the fact that the Transition Period had only nine months and Fiscal 2020 had twelve months) and increase in percentage of net product sales were primarily due to the effect of the COVID-19 pandemic. The unfavorable change in percentage of net product sales was due to lower sales volume and higher allocated manufacturing overhead costs, resulting in diseconomies of scale.

Cost of Product Sales-related party

Cost of product sales-related party (i.e., our cost of products sold to our distributor Sekisui) decreased during the Transition Period, to $1.7 million, or 105% of net product sales, versus $2.5 million, or 73% of net product sales, in Fiscal 2020. The decrease in dollars (even after recognizing and adjusting for the fact that the Transition Period had only nine months and Fiscal 2020 had twelve months) and increase in percentage of net product sales were primarily due to the effect of the COVID-19 pandemic. The unfavorable change in percentage of net product sales-related party was due to lower sales volume and higher allocated manufacturing overhead costs, resulting in diseconomies of scale.

During the Transition Period Sekisui ceased to be a related party, so sales to (and costs related to sales to) Sekisui will not be classified as “related party” line items in our 2021 statement of operations.

General and Administrative Expenses

General and administrative expenses increased sharply from $1.5 million, during Fiscal 2020, to $7.1 million during the Transition Period. This increase was primarily due to $2.4 million in employee/director stock-based compensation expense, a $1.3 million increase in professional fees including legal and accounting services, a $0.8 million increase in insurance expenses, a $0.6 million increase in bonus and payroll expenses, and a $0.5 million increase in overhead costs, all primarily related to our public-company status in the Transition Period in contrast to our private-company status in Fiscal 2020.

Research and Development Costs

Research and development costs (and research and development costs—related party) include diagnostic and therapeutic research and product development costs. We have shifted our focus in this category toward therapeutics. Research and development costs (which is a category defined by excluding the cost of our R&D project for Sekisui, because Sekisui is considered to be a related party for Transition Period and Fiscal 2020 purposes) increased from $0.7 million for Fiscal 2020 to $3.3 million for the Transition Period. Of the research and development costs for Fiscal 2020 (twelve months), $286,000 was attributable to diagnostics and $394,000 was attributable to therapeutics. Of the research and development costs for the Transition Period (nine months), only $0.8 million was attributable to diagnostics and $2.5 million was attributable to therapeutics.

Research and development costs—related party consists of the costs associated with the FastPack 2.0 diagnostics project with Sekisui, and decreased from $0.5 million for Fiscal 2020 to $0 for the Transition Period. The FastPack 2.0 project with Sekisui was terminated in May 2019, and we later transferred the unfinished FastPack 2.0 assets to Yi Xin.

During the Transition Period Sekisui ceased to be a related party, so any research and development costs on any research and development projects with Sekisui will not be classified as “related party” line item in our 2021 statement of operations.

The increase in non-Sekisui-related diagnostic research and development costs was primarily due to COVID-19 antibody diagnostic test and FastPack PRO instrument development costs as well as increased stock-based compensation expense related to our public-company status in the Transition Period. The increase in therapeutics research and development costs was due to expenses related to the potential application of QN-165 to treatment of COVID-19 ($1.1 million for the Transition Period as compared to $0 for Fiscal 2020), as well as research and development cost increases (resulting from patent and license costs) of $0.6 million for QN-247 and $0.3 million for RAS.

In each case the Transition Period numbers are for nine months and the Fiscal 2020 numbers are for twelve months. For the future, we expect our therapeutic research and development costs to continue to increase and to significantly outweigh our diagnostic research and development costs.

Sales and Marketing Expenses

Sales and marketing expenses in the Transitional Period and Fiscal 2020 were roughly flat, on a per-month basis, and are primarily related to our diagnostics business.

Impairment Loss

During the Transition Period, we evaluated the ongoing value of construction in progress related to new FastPack manufacturing equipment. Based on this evaluation, we determined the asset was impaired and wrote it down by $1.4 million to its estimated fair value of $0. There was no impairment loss for Fiscal 2020.

Other Expense

Change in Fair Value of Warrant Liabilities

As noted above, in the Transition Period we experienced an $8.3 million expense item because the fair value of the warrant liabilities arising from our “exploding warrants” series (containing a “double-ratchet” provision) issued by Qualigen, Inc. many years ago to brokers and investors in connection with a 2004 private placement increased from $0 to $8.3 million. For Fiscal 2020, change in fair value of warrant liabilities was $0 because the fair value was immaterial at both the beginning and the end of Fiscal 2020.

Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item could result in significant variability in our future quarterly and annual statements of operations based on unpredictable changes in our public market common stock price and the number of warrants outstanding at the end of each quarter.

With respect to “warrant liabilities,” we note that there is not any “liability” in the sense that we would be obligated to pay any cash sum to anyone.

Gain on Loan Extinguishment

We recognized a $0.5 million gain on loan extinguishment in the Transition Period when the federal government forgave our CARES Act loan. There was no similar item in Fiscal 2020.

Interest Expense, Net

There was less than $0.1 million in interest expense in the Transition Period versus approximately $0.3 million during Fiscal 2020. Interest on $1.7 million principal amount of convertible notes payable ceased to accrue when they automatically converted in May 2020 upon the closing of the reverse recapitalization transaction. In addition, during the Transition Period we paid off our revolving factoring line of credit facility.

Other (Income) Expense, Net

Aside from the items described above, there was $0.3 million in net other income in the Transition Period, primarily from the expiration of a $0.3 million license option for our FastPack 2.0 technology.

Liquidity and Capital Resources

As of December 31, 2020, we had $24.0 million of cash and cash equivalents. Our liquidity improved very significantly since March 31, 2020, due to a $4.0 million equity capital raise and sales of equity securities for a total of $30.0 million in three registered-direct offerings of common stock and warrants to an institutional investor (see Note 11). However, we have suffered recurring losses from operations. Our balance sheet at December 31, 2020 included $8.3 million of warrant liabilities. We do not consider that the warrant liabilities constrain our liquidity, as a practical matter. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Transition Report. However, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

Our current liabilities at December 31, 2020 included $0.1 million in principal on financing agreements. In addition, at December 31, 2020 we had $0.5 million of accounts payable and $0.7 million of accrued expenses and other current liabilities.

As a development-stage therapeutics biotechnology company, we expect to continue to have net losses and negative cash flow from operations, which over time will again challenge our liquidity. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis.

In order to fully execute our business plan, including full clinical trials of therapeutic drug candidates, we will require additional financing. There can be no assurance that further financing can be obtained on favorable terms, or at all.

Cash Flows

The following table sets forth the significant sources and uses of cash and cash equivalents for the periods set forth below:

	For the Nine Months Ended December 31, 2020	For the Year Ended March 31, 2020
Net cash provided by (used in):
Operating activities	$(10,162,935)	$57,331
Investing activities	(65,094)	(194,477)
Financing activities	34,051,478	165,144
Net increase in cash and cash equivalents	$23,823,449	$27,998

Net Cash Used in Operating Activities

During the Transition Period, operating activities used $10.2 million of cash, resulting from a net loss of $19.5 million, largely offset by the $8.3 million change in fair value of warrant liabilities. Cash flows from operating activities (as opposed to net loss) for the Transition Period benefitted from the $8.3 million change in fair value of warrant liabilities (as described above), $2.8 million in employee/director stock-based compensation expense, a $1.4 million impairment loss on construction in progress and a $0.4 million write-off of patents and licenses. On the other hand, cash flows from operating activities (as opposed to net loss) for the Transition Period were disadvantaged by a $1.5 million increase in prepaid expenses, payment of $0.9 million owed to Sekisui (a related party), a $0.5 million gain on CARES Act loan extinguishment and a $0.4 million decrease in accounts payable. The increase in prepaid expenses reflected in the statements of cash flows from operating activities was primarily due to $1.2 million of upfront deposits paid to STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, our manufacturer of QN-165 for our anticipated clinical trials.

During Fiscal 2020, operating activities provided $57,000 of cash, despite a net loss of $1.8 million. Cash flows from operating activities (as opposed to net loss) for Fiscal 2020 benefitted from a $0.5 million increase in accrued expenses and other current liabilities, a $0.5 million increase in accounts payable, a $0.4 million increase in amounts due to Sekisui (a related party), and a $0.2 million increase in depreciation and amortization. The increase in accrued expenses and other current liabilities and accounts payable was due to higher payables related to therapeutics research and development. In Fiscal 2020, the warrant liabilities fair value was zero.

Net Cash Used in Investing Activities

During the Transition Period, net cash used in investing activities was $0.1 million, primarily related to purchase of property and equipment, offset by cash and cash equivalents acquired in the May 2020 reverse recapitalization.

During Fiscal 2020, net cash used in investing activities was $0.2 million, primarily related to payments for patents and licenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the Transition Period was $34.1 million, due to $34.0 million of proceeds from a reverse-recapitalization-time equity capital raise and later sales of equity securities in three registered-direct offerings to an institutional investor, $1.4 million in proceeds from the issuance of notes payable (including a $0.5 million CARES Act loan that ultimately was forgiven) and $1.3 million of net proceeds from warrant exercises, offset by a $1.4 million payments for offering costs related to the three registered-direct offerings and $1.3 million of principal payment of notes payable. Net cash provided by financing activities for Fiscal 2020 was $0.2 million, primarily due to $0.3 million of net proceeds from the issuance of notes payable offset by $0.1 million of principal payments on notes payable.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to respond to this Item.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Qualigen Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qualigen Therapeutics, Inc. (the “Company”) as of December 31, 2020 and March 31, 2020, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the nine months ended December 31, 2020 and for the year ended March 31, 2020, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and March 31, 2020, and the results of its operations and its cash flows for the nine months ended December 31, 2020 and for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Warrant Liabilities

Critical Audit Matter Description

The Company’s warrant liabilities were $8.3 million at December 31, 2020. As discussed in Note 8 to the consolidated financial statements, certain of the warrants for the purchase of shares of common stock issued by the Company require liability classification and are recorded at fair value each reporting period. The Company determines the fair value of the warrants classified as liabilities utilizing a Monte Carlo simulation model.

Auditing the Company’s valuation of its warrant liabilities was especially challenging as the fair value is based on various inputs and significant assumptions used in Monte Carlo simulation models and certain of the assumptions were based on management’s judgement, and therefore are not objectively verifiable.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address the critical audit matter included:

•	Obtained an understanding of the Company’s processes related to the determination of the fair value of the warrants.
•	Assessed the methodology used by the Company to estimate the fair value by using a valuation specialist to review the Monte Carlo simulation models and assumptions used by the Company for reasonableness.
•	Tested the accuracy and completeness of the underlying data used by the Company.
•	Evaluated the reasonableness of management’s inputs by tracing the inputs to contracts and comparing third-party data and analyses.
•	Analyzed changes in the fair value by comparing to prior periods and performing sensitivity analyses to evaluate the reasonable changes in the Company’s assumptions.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2018.

San Diego, California

March 31, 2021

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$23,976,570	$153,121
Accounts receivable, net	234,950	417,122
Accounts receivable — related party, net	380,807	290,180
Inventory, net	953,458	660,138
Prepaid expenses and other current assets	2,678,894	98,385
Total current assets	28,224,679	1,618,946
Right-of-use asset	430,795	—
Property and equipment, net	247,323	1,447,514
Equipment held for lease, net	17,947	64,005
Intangible assets, net	187,694	571,270
Other assets	18,334	18,279
Total Assets	$29,126,772	$3,720,014

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$500,768	$879,264
Accrued expenses and other current liabilities	746,738	1,243,764
Notes payable, current portion	131,766	1,913,255
Deferred revenue, current portion	390,871	105,416
Deferred revenue — related party	95,160	271,206
Due to related party	—	926,385
Lease liability	254,739	—
Warrant liabilities	8,310,100	—
Total current liabilities	10,430,142	5,339,290
Notes payable, net of current portion	6,973	305,805
Lease liability, net of current portion	236,826	—
Deferred revenue, net of current portion	158,271	2,689
Total liabilities	10,832,212	5,647,784

Stockholders’ equity (deficit)
Series A convertible preferred stock, $0.01 par value; 2,500,000 shares authorized; 0 and 2,412,887 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	—	24,129
Series B convertible preferred stock, $0.01 par value; 9,000,000 shares authorized; 0 and 7,707,736 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	—	77,077
Series C convertible preferred stock, $0.01 par value; 5,500,000 shares authorized; 0 and 3,300,715 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	—	33,007
Series D convertible preferred stock, $0.01 par value; 2,151,816 shares authorized; 0 and 1,508,305 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	—	15,083
Series D-1 convertible preferred stock, $0.01 par value; 848,184 shares authorized; 0 and 643,511 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	—	6,435
Series Alpha convertible preferred stock, $0.001 par value; 7,000 shares authorized; 180 shares and 0 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	1	—
Common stock, post-merger $0.001 par value; 225,000,000 shares authorized; 27,296,061 shares issued and outstanding as of December 31, 2020 and pre-merger $0.01 par value; 40,000,000 shares authorized; 5,602,214 shares issued and outstanding as of March 31, 2020	27,296	56,026
Additional paid-in capital	85,114,755	45,161,599
Accumulated deficit	(66,847,492)	(47,301,126)
Total stockholders’ equity (deficit)	18,294,560	(1,927,770)
Total Liabilities and Stockholders’ Equity (Deficit)	$29,126,772	$3,720,014

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended December 31, 2020	For the Year Ended March 31, 2020
REVENUES
Net product sales	$1,209,186	$2,070,707
Net product sales—related party	1,640,375	3,402,260
Collaborative research revenue	—	85,000
Total revenues	2,849,561	5,557,967

EXPENSES
Cost of product sales	915,810	1,489,487
Cost of product sales—related party	1,724,338	2,488,542
General and administrative	7,105,337	1,510,068
Research and development	3,316,099	679,620
Research and development—related party	—	525,499
Sales and marketing	307,903	367,953
Impairment loss on construction in progress	1,376,000	—
Total expenses	14,745,487	7,061,169

LOSS FROM OPERATIONS	(11,895,926)	(1,503,202)

OTHER EXPENSE (INCOME), NET
Change in fair value of warrant liabilities	8,310,100	—
Gain on loan extinguishment	(451,345)	—
Interest expense, net	48,039	283,095
Other income, net	(256,354)	(2,785)
Total other expense, net	7,650,440	280,310

LOSS BEFORE PROVISION FOR INCOME TAXES	(19,546,366)	(1,783,512)

PROVISION FOR INCOME TAXES	—	4,000

NET LOSS	(19,546,366)	(1,787,512)

Net loss per common share, basic and diluted	$(1.12)	$(0.32)
Weighted—average number of shares outstanding, basic and diluted	17,431,714	5,602,214

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series D-1 Convertible		Series Alpha Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2020	2,412,887	$24,129	7,707,736	$77,077	3,300,715	$33,007	1,508,305	$15,083	643,511	$6,435	$—	$—	5,602,214	$56,026	$45,161,599	$(47,301,126)	$(1,927,770)
Issuance of Series Alpha preferred shares upon closing of private placement	—	—	—	—	—	—	—	—	—	—	5,010	5	—	—	4,009,995	—	4,010,000
Issuance of Series Alpha preferred stock for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	350	—	—	—	350,000	—	350,000
Issuance of common stock for conversion of preferred stock	(2,412,887)	(24,129)	(7,707,736)	(77,077)	(3,300,715)	(33,007)	(1,508,305)	(15,083)	(643,511)	(6,435)	(5,180)	(4)	13,046,931	13,046	142,690	—	—
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	1,775,096	1,775	1,582,633	—	1,584,408
Effect of reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(2,095,826)	(52,519)	863,405	—	810,886

Shares and warrants issued to advisor upon closing of private placement	—	—	—	—	—	—	—	—	—	—	—	—	1,217,147	1,217	1,103,891	—	1,105,108
Fair value of shares issued to advisor upon closing of private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(902,250)	—	(902,250)
Fair value of warrants issued to advisor upon closing of private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(202,858)	—	(202,858)
Shares and warrants issued pursuant to Securities Purchase Agreements	—	—	—	—	—	—	—	—	—	—	—	—	6,008,660	6,009	29,994,771	—	30,000,781
Commission and offering costs of Securities Purchase Agreements	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,360,800)	—	(1,360,800)
Stock issued for professional services	—	—	—	—	—	—	—	—	—	—	—	—	46,967	47	239,953	—	240,000
Warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	1,694,872	1,695	1,330,875	—	1,332,570
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,800,851	—	2,800,851
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,546,366)	(19,546,366)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	180	$1	27,296,061	$27,296	$85,114,755	$(66,847,492)	$18,294,560

	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series D-1 Convertible		Series Alpha Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2019	2,412,887	$24,129	7,707,736	$77,077	3,300,715	$33,007	1,508,305	$15,083	643,511	$6,435	—	$—	5,602,214	$56,026	$45,153,733	$(45,513,614)	$(148,124)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,866	—	7,866
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,787,512)	(1,787,512)
Balance at March 31, 2020	2,412,887	$24,129	7,707,736	$77,077	3,300,715	$33,007	1,508,305	$15,083	643,511	$6,435	—	$—	5,602,214	$56,026	$45,161,599	$(47,301,126)	$(1,927,770)

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended December 31, 2020	For the Year Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,546,366)	$(1,787,512)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	88,383	216,602
Amortization of debt issuance costs	—	20,834
Amortization of right-of-use assets	154,717	—
Impairment loss on construction in progress	1,376,000	—
Gain on CARES Act loan extinguishment	(449,050)	—
Accounts receivable reserves and allowances	(12,669)	53,247
Inventory reserves	10,060	24,081
Stock-based compensation	2,800,851	7,866
Change in fair value of warrant liabilities	8,310,100	—
Write off of patents and licenses	374,618	60
Changes in operating assets and liabilities:
Accounts receivable	194,841	(154,092)
Accounts receivable — related party	(90,627)	283,433
Inventory and equipment held for lease	(297,637)	57,917
Prepaid expenses and other assets	(1,531,056)	(15,267)
Accounts payable	(378,496)	482,173
Accrued expenses and other current liabilities	(333,665)	497,642
Due to related party	(926,385)	426,385
Lease liability	(171,545)	—
Deferred revenue	264,991	(56,038)
Net cash (used in) provided by operating activities	(10,162,935)	57,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(208,464)	(6,974)
Payments for patents and licenses	(6,455)	(187,503)
Cash and cash equivalents acquired in reverse recapitalization	149,825	—
Net cash used in investing activities	(65,094)	(194,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series Alpha preferred shares upon closing of private placement	4,010,000	—
Net proceeds from warrant exercises	1,332,570	—
Net proceeds from the issuance of notes payable	1,392,463	331,065
Proceeds from issuance of shares and warrants pursuant to Securities Purchase Agreements	30,000,781	—
Offering costs of Securities Purchase Agreements	(1,360,800)	—
Payments on capital lease obligations	—	(23,516)
Principal payments on notes payable	(1,323,536)	(142,405)
Net cash provided by financing activities	34,051,478	165,144

Net change in cash and cash equivalents	23,823,449	27,998

CASH AND CASH EQUIVALENTS – beginning of year	153,121	125,123
CASH AND CASH EQUIVALENTS – end of year	$23,976,570	$153,121

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$32,692	$91,559
Taxes	$4,774	$5,276
NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for professional services	$240,000	$—
Issuance of common stock for conversion of debt and accrued interest	$1,584,408	$—
Issuance of common stock for conversion of preferred stock before closing of reverse recapitalization	$148,690	$—
Issuance of preferred stock for conversion of debt	$350,000	$—
Fair value of shares issued to advisor upon closing of private placement	$902,250	$—
Fair value of warrants issued to advisor upon closing of private placement	$202,858	$—
Effect of reverse recapitalization	$810,886	$—
Issuance of common stock for conversion of preferred stock after closing of reverse recapitalization	$6,000	$—
Initial measurement of operating lease right-of-use assets	$663,110	$—
CARES Act loan interest forgiven	$2,295	$—
Fair value of shares issued for cashless warrant exercises	$101,187	$—
Net transfers to inventory from equipment held for lease	$5,743	$5,439

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Organization

Qualigen, Inc., now a subsidiary of Qualigen Therapeutics, Inc., was incorporated in Minnesota in 1996 to design, develop, manufacture and sell point-of-care quantitative immunoassay diagnostic products for use in physician offices and other point-of-care settings worldwide, and was reincorporated in Delaware in 1999. Qualigen Therapeutics, Inc. (the “Company”) operates in one business segment. In May 2020, Qualigen, Inc. completed a reverse recapitalization transaction with Ritter Pharmaceuticals, Inc. (“Ritter”) and Ritter was renamed Qualigen Therapeutics, Inc., recognized as a reverse recapitalization. All shares of Qualigen, Inc.’s capital stock were exchanged for Qualigen Therapeutics, Inc.’s capital stock in the merger. Ritter/Qualigen Therapeutics common stock, which was previously traded on the Nasdaq Capital Market under the ticker symbol “RTTR,” commenced trading on the Nasdaq Capital Market, on a post-reverse-stock-split adjusted basis, under the trading symbol “QLGN” on May 26, 2020.

Qualigen, Inc. was determined to be the accounting acquirer in a reverse recapitalization based upon the terms of the merger and other factors. All references to financial figures of the Company presented in the accompanying consolidated financial statements and in these Notes through May 22, 2020 are to those of Qualigen, Inc. All references to financial figures after May 22, 2020 are to those of Qualigen Therapeutics, Inc. and Qualigen, Inc.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), Regulation S-X and rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The Company views its operations and manages its business in one operating segment. All long-lived assets of the Company reside in the US.

Accounting Estimates

Management uses estimates and assumptions in preparing its consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant estimates relate to the estimated fair value of warrant liabilities, stock-based compensation, write-off of patents and licenses, amortization and depreciation, inventory reserves, allowances for doubtful accounts and returns, and warranty costs. Actual results could vary from the estimates that were used.

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

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the nine months ended December 31, 2020, the Company recognized $1.4 million of such impairment losses on the construction-in-progress on a FastPack pouch filling machine project. During the year ended March 31, 2020, no such impairment losses were recorded.

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

Accounts receivable is comprised of the following at:

	December 31, 2020	March 31, 2020
Accounts Receivable	$248,823	$443,663
Less Allowance	(13,873)	(26,541)
	$234,950	$417,122

Research and Development

The Company expenses research and development costs as incurred including therapeutics license costs.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales; such shipping and handling costs totaled approximately $84,000 and $115,000, respectively, for the nine months ended December 31, 2020 and year ended March 31, 2020. Other shipping and handling costs included in general and administrative, research and development, and sales and marketing expenses totaled approximately $9,000 and $4,000 for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively.

Revenue from Contracts with Customers

Effective April 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach. The adoption of ASC 606 did not have a material impact on the measurement or on the recognition of revenue of contracts for which all revenue had not been recognized as of April 1, 2020. Therefore, no cumulative adjustment has been made to the opening balance of accumulated deficit at April 1, 2020. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

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

The Company provides disposable products and equipment in exchange for consideration, which occurs when a customer submits a purchase order and the Company provides disposable products and equipment at the agreed upon prices in the invoice. Generally, customers purchase disposable products using separate purchase orders after the equipment (analyzer) has been provided to the customer. The initial delivery of the equipment and reagent packs represents a single performance obligation and is completed upon receipt by the customer. The delivery of each subsequent individual reagent pack represents a separate performance obligation because the reagent packs are standardized, are not interrelated in any way, and the customer can benefit from each reagent pack without any other product. There are no significant discounts, rebates, returns or other forms of variable consideration. Customers are generally required to pay within 30 days.

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

The Company has elected the practical expedient and accounting policy election to account for the shipping and handling as activities to fulfil the promise to transfer the disposable products and not as a separate performance obligation.

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

During the nine months ended December 31, 2020 and year ended March 31, 2020, product sales are stated net of an allowance for estimated returns of approximately $1,000 and $19,000, respectively.

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

Research and Licenses

Prior to the adoption of ASC 606, the Company recognized research revenue over the term of various agreements, as negotiated contracted amounts were earned or reimbursable costs were incurred related to those agreements. Negotiated contracted amounts were earned in relative proportion to the performance required under the applicable contracts. Nonrefundable license fees were recognized over the related performance period or at the time that the Company had satisfied all performance obligations. Any amounts received prior to satisfying these revenue recognition criteria were recorded as deferred revenue.

During the nine months ended December 31, 2020, the Company recognized no collaborative research revenue, and during the year ended March 31, 2020 the Company recognized $85,000 in collaborative research revenue.

Operating Leases

Effective April 1, 2020, the Company adopted Accounting Standard Update (“ASU”) No. 2018-11, Leases (Topic 842) Targeted Improvements (“Topic 842”). The Company determines if a contract contains a lease at inception. The Company’s material operating lease consists of a single office/manufacturing/warehouse/laboratory space. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company used the incremental secured borrowing rate for an existing secured loan corresponding to the maturities of the leases.

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

Related to the adoption of Topic 842, the Company’s policy elections were as follows:

●	The Company has used the practical expedients under U.S. GAAP which allow it to not reassess whether any expired or existing contracts are considered a lease, along with grandfathering lease classifications, and treatment of indirect costs;

●	The Company has elected to exclude short-term leases having initial terms of 12 months or less;

●	The Company has elected not to separate non-lease components from its leases to account for them separately;

●	The Company has elected not to avail itself of the practical expedient of using hindsight to determine the lease term; and

●	The Company has elected the alternative transition option, by recognizing a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption (as of April 1, 2020, the adoption of Topic 842 did not have a material effect on retained earnings).

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

The carrying value of the patents of approximately $169,000 and $422,000 at December 31, 2020 and March 31, 2020, respectively, are stated net of accumulated amortization of approximately $303,000 and $293,000, respectively. Amortization of patents charged to operations for the nine months ended December 31, 2020 and year ended March 31, 2020 were approximately $10,000 and $13,000, respectively. Total future estimated amortization of patent costs for the five succeeding years is approximately $14,000 for the year ending December 31, 2021, approximately $15,000 for each of the years ending December 31, 2022 through 2023, approximately $14,000 for year 2024, approximately $11,000 for year 2025 and approximately $100,000 thereafter.

The carrying value of the licenses of approximately $19,000 and $149,000 at December 31, 2020 and March 31, 2020 are stated net of accumulated amortization of approximately $400,000 and $395,000, respectively. Amortization of licenses charged to operations for the nine months ended December 31, 2020 and year ended March 31, 2020 was approximately $5,000, and $7,000, respectively. Total future estimated amortization of license costs for the five succeeding years is approximately $4,000 for each of the years ending December 31, 2021 through 2025.

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Consolidated Statements of Operations. Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 8).

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

Accrued warranty liabilities were approximately $25,000 and $30,000, respectively, at December 31, 2020 and March 31, 2020 and are included in accrued expenses and other current liabilities on the balance sheets. Warranty costs were approximately $54,000 and $57,000 for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively, and are included in cost of product sales in the statements of operations.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning January 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements. However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). The guidance in Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. Topic 606 will be effective for fiscal years beginning after December 15, 2019 for the Company, based on the issuance of ASU 2020-05, which provided deferral of the effective date for an additional one year in response to the coronavirus (COVID-19) pandemic. The Company adopted the new revenue standard as of April 1, 2020 using the modified retrospective approach. The adoption of ASU 2014-09/Topic 606 did not have a material impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements (“Topic 842”), which provides for an alternative transition method by allowing companies to continue to use the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of the new leases standard and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. The Company adopted the standard as of April 1, 2020 and the most significant impact was the recognition of a ROU asset and lease liability for the Company’s sole operating lease—the Company had no finance leases. Adoption of the Topic 842 did not require the Company to restate previously reported results as it elected to apply a modified retrospective approach at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU No. 2018-13 on April 1, 2020 and the adoption of this guidance did not have a material impact on its financial statements.

Other accounting standard updates are either not applicable to the Company or are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — LIQUIDITY

The Company has incurred recurring losses from operations and has an accumulated deficit at December 31, 2020, and the Company expects to continue to incur losses subsequent to the balance sheet date of December 31, 2020. The Company’s reverse recapitalization transaction with Ritter closed in May 2020 together with an associated new equity capital raise of approximately $4.0 million, and approximately $1.9 million in convertible notes payable were converted into shares of the Company’s capital stock. In July, August and December 2020, the Company raised an additional $30.0 million through three Securities Purchase Agreements with a single institutional investor (see Note 11). Based on the Company’s current cash position, and assuming currently planned expenditures and level of operations, the Company believes the Company has sufficient capital to fund operations for the 12-month period subsequent to the issuance of the accompanying consolidated financial statements. However, there is no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. Also, beyond such 12-month period, planned research and development activities, capital expenditures, clinical and pre-clinical testing, and commercialization activities of the Company’s products are expected to require significant additional financing. Additional financing may not be available on acceptable terms or at all.

NOTE 3 — INVENTORY, NET

Inventory, net consisted of the following at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Raw materials	$579,765	$457,425
Work in process	309,826	117,729
Finished goods	63,867	84,984
	$953,458	$660,138

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Prepaid insurance	$1,307,864	$26,981
Prepaid manufacturing expenses	1,181,029	34,078
Prepaid investor relations expenses	150,000	—
Other prepaid expenses	40,001	37,326
	$2,678,894	$98,385

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Machinery and equipment	$2,401,470	$2,355,165
Construction in progress–equipment	104,400	1,376,000
Computer equipment	443,865	420,552
Leasehold improvements	321,033	307,539
Molds and tooling	260,002	260,002
Office furniture and equipment	138,699	136,275
	3,669,469	4,855,533
Less Accumulated depreciation	(3,422,146)	(3,408,019)
	$247,323	$1,447,514

Depreciation expense relating to property and equipment was approximately $33,000 and $61,000 for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively.

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Board compensation	$15,091	$—
Vacation	230,457	160,024
Royalties	491	26,099
Research and development	237,504	288,184
Professional fees	58,261	277,900
Deferred rent	—	77,597
Warranty costs	24,871	30,119
Payroll	4,566	35,052
Patent and license fees	7,204	51,007
Sales and use taxes	30,353	16,755
Income taxes	3,326	8,100
Interest	—	247,569
Other	134,614	25,358
	$746,738	$1,243,764

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Insurance Financing Agreement with a finance company, monthly payments of $119,943 including interest of 4.54% per annum; secured by an insurance policy; due January 2021	$119,491	$—
Equipment Financing Agreement with a bank, monthly payments of $720 including imputed interest at 6.95% per annum; secured by laboratory equipment; due October 2022	14,826	20,370
Equipment Financing Agreement with a bank, monthly payments of $596 including imputed interest at 6.590% per annum; secured by manufacturing equipment; due July 2021	4,422	9,441
A Factoring and Security Agreement for up to $2,000,000 with a bank, interest at Prime plus 2% of the amount of advances outstanding and a factoring fee of 0.01% per day of the face amount of each invoice for each calendar day that a factored invoice is outstanding	—	489,051
An unsecured convertible note with an investor including interest at 10% per annum; due September 2019, which was extended by the noteholder until May 2020	—	1,000,000
A series of unsecured convertible bridge notes with investors, including interest of 8% per annum; due between June 2020 and February 2021	—	410,000
A series of unsecured convertible bridge notes with investors, including interest of 8% per annum; due between January and February 2022	—	290,198
	138,739	2,219,060
Less current portion, net of debt issuance costs	(131,766)	(1,913,255)
Notes Payable, net of current portion	$6,973	$305,805

Future maturities of notes payable are as follows as of December 31, 2020:

Year Ending December 31,	Amount
2021	$131,766
2022	6,973
Total balance	$138,739

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

In exchange for the Series C Warrants, upon closing of the merger with Ritter, the holders received warrants to purchase an aggregate of 4,713,490 shares of the Company’s common stock at $0.72 per share, subject to adjustment. As of December 31, 2020, the warrants received in exchange for the Series C Warrants have remaining terms ranging from 2.9 to 3.5 years. The warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, resulting from inclusion of a leveraged ratchet provision for subsequent dilutive issuances.

The following table summarizes the activity in the warrants received in exchange for the Series C Warrants for the nine months ended December 31, 2020:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2020	—	$—
Series C preferred stock warrants exchanged for common stock warrants upon reverse recapitalization	4,713,490	0.72
Exercised	(1,334,894)	0.72
Forfeited	—	—
Expired	—	—
Granted	—	—
Total outstanding – December 31, 2020	3,378,596	$0.72
Exercisable	3,378,596	$0.72	$0.72	3.02
Non-Exercisable	—	$—	$—	—

The following table summarizes the Series C Warrants activity for the year ended March 31, 2020:

	Series C Preferred Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2019	1,441,180	$2.35
Forfeited	—	—
Expired	—	—
Granted	—	—
Total outstanding – March 31, 2020	1,441,180	$2.35
Exercisable	1,441,180	$2.35	$2.25 – $2.70	4.85
Non-Exercisable	—	$—	$—	—

The following table summarizes the Series C Warrants activity for the nine months ended December 31, 2020:

	Series C Preferred Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2020	1,441,180	$2.35	$2.25 – $2.70	4.85
Series C preferred stock warrants exchanged for common stock warrants upon reverse recapitalization	(1,441,180)	2.35
Total outstanding – December 31, 2020	—	$—	—	—

The following table presents the Company’s fair value hierarchy for its warrant liabilities (all of which arise under the warrants received in exchange for the Series C Warrants) measured at fair value on a recurring basis as of December 31, 2020:

Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2020	$-	$-	$8,310,100	$8,310,100

There were no transfers of financial assets or liabilities between category levels for the nine months ended December 31, 2020.

The value of the warrant liabilities was based on a valuation received from an independent valuation firm determined using a Monte-Carlo simulation. For volatility, the Company considers comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants and transitions to its own volatility as the Company develops sufficient appropriate history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Any significant changes in the inputs may result in significantly higher or lower fair value measurements.

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of December 31, 2020:

	December 31, 2020
	Range	Weighted Average
Risk-free interest rate	0.17% — 0.22%	0.18%
Expected volatility (peer group)	82.00%	82.00%
Term of warrants (in years)	2.90 — 3.49	3.02
Expected dividend yield	0.00%	0.00%

The value of the warrant liabilities is based on a valuation received from an independent valuation firm determined using a Monte-Carlo simulation.

NOTE 9 — LEASES

The Company leases its facilities under a long-term operating lease agreement expiring in October 2022. The tables below show the operating lease right-of-use assets and operating lease liabilities as of initial measurement at April 1, 2020 and the balances as of December 31, 2020, including the changes during the periods:

Operating lease right-of-use assets
Initial measurement at April 1, 2020:	$663,110
Less deferred rent allowance	(77,597)
Net right-of-use assets at April 1, 2020	585,513
Less amortization of operating lease right-of-use assets	(154,718)
Operating lease right-of-use assets at December 31, 2020	$430,795

Operating lease liabilities
Initial measurement at April 1, 2020:	$663,110
Less principal payments on operating lease liabilities	(171,545)
Operating lease liabilities at December 31, 2020	491,565
Less non-current portion	236,826
Current portion at December 31, 2020	$254,739

As of December 31, 2020, the Company’s operating leases have a weighted-average remaining lease term of 1.8 years and a weighted-average discount rate of 8.9%.

As of December 31, 2020, the maturities of operating lease liabilities are as follows:

Year Ending December 31,	Amount
2021	$288,355
2022	246,650
Total	535,005
Less present value discount	(43,440)
Operating lease liabilities	$491,565

Total lease expense was approximately $259,000 and $343,000, respectively, for the nine months ended December 31, 2020 and year ended March 31, 2020. Lease expense was recorded in cost of product sales, general and administrative expenses, research and development and sales and marketing expenses.

NOTE 10 — RESEARCH AND LICENSE AGREEMENTS

Between June 2018 and September 2020, the Company entered into license and sponsored research agreements with the University of Louisville Research Foundation (“ULRF”) for QN-247, a novel molecular-based compound that has shown promise as an anticancer drug. Under the agreements, the Company will take over development, regulatory approval and commercialization of the compound from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received a $50,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock, and the Company agreed to reimburse ULRF for sponsored research expenses of up to $805,000 and prior patent costs of up to $200,000. In addition, the Company agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization of anti-nucleolin agent-conjugated nanoparticles, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the last to expire of the licensed patents, (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to June 2018, and (iv) payments ranging from $100,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $100,000 for first dosing in a Phase 1 clinical trial, $200,000 for first dosing in a Phase 2 clinical trial, $350,000 for first dosing in a Phase 3 clinical trial, $500,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales; the Company would also pay another $500,000 milestone payment for any additional regulatory marketing approval for each additional therapeutic (or diagnostic) indication. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $10,000 to $50,000) for such year.

There was approximately $14,000 and $117,000 in sponsored research expenses related to these agreements for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively, and these amounts are recorded in research and development expenses in the statements of operations. Minimum annual royalties of $10,000 and $0 related to these agreements are included in research and development expenses in the statements of operations for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively. License costs were approximately $470,000 and $0 related to these agreements for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively, and are included in research and development expenses in the statements of operations.

In December 2018, the Company entered into a license agreement with Advanced Cancer Therapeutics, LLC (“ACT”), granting the Company exclusive rights to develop and commercialize QN-165, an aptamer-based drug candidate. In return, ACT received a $25,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock. In addition, the Company agreed to pay ACT (i) royalties, on net sales associated with the commercialization of QN-165, of 2% (only if patent-covered and only on net sales above a cumulative $3,000,000) or 1% (if not patent-covered, but only on net sales above a cumulative $3,000,000), until the 15th anniversary of the ACT license agreement and (ii) milestone payments of $100,000 for the Company raising a cumulative total of $2,000,000 in new equity financing after the date of the ACT license agreement, $100,000 upon any first QN-165-based licensed product receiving the CE Mark or similar FDA status, and $500,000 upon cumulative worldwide QN-165-based licensed product net sales reaching $3,000,000. In May 2020, the $100,000 milestone payment for the Company raising a cumulative total of $2,000,000 in new equity financing was triggered. This amount is included in research and development expenses as of December 31, 2020. Between April and August 2020, the Company purchased drug compounds from ACT for $10,000, and an Investigational New Drug (IND) application from ACT for an additional $100,000. Upon successful recertification of the drug compounds, ACT will receive an additional $50,000. Of these amounts, for the nine months ended December 31, 2020 and year ended March 31, 2020, $100,000 and $0 respectively, are included in research and development expenses in the statements of operations.

In March 2019, the Company entered into a sponsored research agreement and an option for a license agreement with ULRF for development of several small-molecule RAS interaction inhibitor drug candidates. Under the terms of this agreement, the Company will reimburse ULRF for sponsored research expenses of up to $693,000 for this program. In July 2020, the Company entered into an exclusive license agreement with ULRF for RAS interaction inhibitor drug candidates. Under the agreement, the Company will take over development, regulatory approval and commercialization of the candidates from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $112,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company has agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patent, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to July 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $20,000 to $100,000) for such year.

Sponsored research expenses related to these agreements for the nine months ended December 31, 2020 and year ended March 31, 2020 were approximately $283,000 and $205,000, respectively, and are recorded in research and development expenses in the statements of operations. License costs related to these agreements for the nine months ended December 31, 2020 and year ended March 31, 2020 were approximately $160,000 and $0, respectively, and are included in research and development expenses in the statements of operations.

In June 2020, the Company entered into an exclusive license agreement with ULRF for its intellectual property in the use of QN-165 as a treatment for COVID-19. Under the agreement, the Company will take over development, regulatory approval and commercialization of the compound (for such use) from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $24,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company was required to enter into a separate sponsored research agreement with ULRF (for QN-165 as a treatment for COVID-19) for at least $250,000. In November 2020, the Company executed a sponsored research agreement with ULRF (for QN-165 as a treatment for COVID-19) supporting up to approximately $430,000 in research which satisfied this requirement (see Note 13).

In addition, the Company has agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization of QN-165 as a treatment for COVID-19, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patents, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to June 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $5,000 to $50,000) for such year. License costs related to this agreement for the nine months ended December 31, 2020 and year ended March 31, 2020 were approximately $24,000 and $0, respectively, and are included in research and development expenses in the statements of operations.

In November 2015, the Company entered into a long-term development and supply agreement with Prediction Biosciences SAS, an unrelated party, to develop and manufacture diagnostic tests for use in the stroke point-of-care market. The Company recognizes development revenue and product sales over the performance period of the contract. For the nine months ended December 31, 2020 and year ended March 31, 2020, there was $0 and $85,000, respectively, in collaborative research revenue related to this agreement.

During the year ended March 31, 2018, the Company extended a strategic partnership entered into in May 2016 with Sekisui Diagnostics, LLC (“Sekisui”) until May 2022. The Company appointed Sekisui as its diagnostics commercial partner and exclusive worldwide distributor with the exception of certain customer accounts retained by Qualigen. The agreement contains a right of first refusal for Sekisui against any potential acquisition of the Company until May 2022.

There were product sales to Sekisui of approximately $1.6 million and $3.4 million, respectively, for the nine months ended December 31, 2020 and year ended March 31, 2020, related to this agreement.

In October 2020, the Company entered into a Technology Transfer Agreement with Yi Xin Zhen Duan Jishu (Suzhou) Ltd. (“Yi Xin”), of Suzhou, China, for Yi Xin to develop, manufacture and sell new generations of diagnostic test systems based on the Company’s core FastPack technology. In addition, the Technology Transfer Agreement authorized Yi Xin to manufacture and sell the Company’s current generations of FastPack System diagnostic products (1.0, IP and PRO) in China.

Under the Technology Transfer Agreement, the Company received net cash payments of $250,000 in the final quarter of the Transition Period, classified as deferred revenue on the December 31, 2020 balance sheet, and $420,000 in the first quarter of 2021, plus the Company will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. The Company provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

The Company gave Yi Xin the exclusive rights for China – which is a market the Company has not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of the Company’s existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of the Company’s existing generations of FastPack products); any such non-China sales would, until May 1, 2022, need to be through Sekisui. In addition, after May 1, 2022, Yi Xin will have the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Also, after May 1, 2022, Yi Xin will have the right to buy Company-manufactured FastPack 1.0, IP and PRO products from the Company at distributor prices for resale in and for the United States (but not to or toward current US customers of those products); the Company did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack 1.0, IP and PRO product lines, even after May 1, 2022. In the Technology Transfer Agreement, the Company confirmed that it would not, after May 1, 2022, seek new FastPack customers outside the United States.

In November 2020, the Company entered into a contract with STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, for GMP production of QN-165, the Company’s lead drug candidate for the treatment of COVID-19 and other viral diseases, for potential clinical trials in 2021. In connection with this agreement, the Company paid an upfront deposit of approximately $1.1 million which is classified as prepaid expenses on the December 31, 2020 balance sheet date.

NOTE 11 — STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2020, the Company had two classes of capital stock: common stock and Series Alpha convertible preferred stock. As of March 31, 2020, the Company had two classes of capital stock with one being divided into five series: common stock and preferred stock (Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series D-1 convertible preferred stock).

Common Stock

Holders of common stock generally vote as a class with the holders of the preferred stock and are entitled to one vote for each share held. Subject to the rights of the holders of the preferred stock to receive preferential dividends, the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. Following payment of the liquidation preference of the preferred stock, as of March 31, 2020 any remaining assets would be distributed ratably among the holders of the common stock and, on an as-if-converted basis, the holders of Series C convertible preferred stock, Series D convertible preferred stock and Series D-1 convertible preferred stock) upon liquidation, dissolution or winding up of the affairs of the Company. Following payment of the liquidation preference of the preferred stock, as of December 31, 2020 any remaining assets would be distributed ratably among the holders of the common stock and, on an as-if-converted basis, the holders of Series Alpha convertible preferred stock upon liquidation, dissolution or winding up of the affairs of the Company. The holders of common stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions.

At December 31, 2020, the Company has reserved 15,477,364 shares of authorized but unissued common stock for possible future issuance. At December 31, 2020, shares were reserved in connection with the following:

Exercise of issued and future grants of stock options	4,011,356
Exercise of stock warrants	11,222,590
Conversion of Series Alpha preferred stock	243,418
Total	15,477,364

Series A, B, C, D, D-1, Alpha Convertible Preferred Stock

At March 31, 2020, there were 2,412,887, 7,707,736, 3,300,715, 1,508,305 and 643,511 shares of Series A, B, C, D, D-1 convertible preferred stock outstanding respectively. All shares of Series A, B, C, D, D-1 convertible preferred stock were converted into common stock at the time of the May 2020 reverse recapitalization transaction.

In the nine months ended December 31, 2020, the holder of Series Alpha preferred stock converted 5,180 of its shares of Series Alpha preferred stock into an aggregate of 7,004,983 shares of the Company’s common stock, and there were 180 shares of Series Alpha preferred stock outstanding at December 31, 2020.

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

On December 18, 2020, the Company closed a Securities Purchase Agreement (dated December 16, 2020) with a single institutional investor for the purchase and sale for $12,000,000 of (i) 2,370,786 shares of Company common stock, (ii) 1,000,000 pre-funded warrants (i.e., warrants to purchase shares of Company common stock, for which the exercise price is almost entirely prepaid) (iii) 1,348,314 two-year warrants to purchase shares of Company common stock for an exercise price of $4.07 per share, and (iv) 842,696 warrants (first exercisable 6 months after issuance, and with an expiration date 30 months after issuance) to purchase shares of Company common stock for an exercise price of $4.07 per share. The warrants included a 9.99% beneficial-ownership blocker provision.

Stock Options and Equity Classified Warrants

Stock Options

The Company recognizes all compensatory stock-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which provides for the granting of incentive or nonstatutory common stock options to qualified employees, officers, directors, consultants and other service providers. At December 31, 2020 and March 31, 2020 there were 3,917,500 and 0 outstanding options respectively under the 2020 Plan and there were 139,657 and 0 options available respectively for future grant.

The following represents a summary of the options granted to employees and non-employee service providers that are outstanding at December 31, 2020, and changes during the nine months then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2020	—	$—
Legacy Ritter options	95,124	92.80	$5.75—$1,465.75	1.39
Granted	3,917,500	4.97	$3.52—$5.13	9.46
Expired	(1,268)	34.54	$15.00 — 562.50
Forfeited	—	—
Total outstanding – December 31, 2020	4,011,356	$7.05	$3.52—$1,465.75	9.29
Exercisable (vested)	108,856	$81.38	$3.52—$1,465.75	2.50
Non-Exercisable (non-vested)	3,902,500	$4.97	$3.52—$5.13	9.47

There was approximately $2.8 million and $0 of compensation costs related to outstanding options for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively. As of December 31, 2020, there was approximately $12.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.46 years.

No stock options were exercised during the nine months ended December 31, 2020.

The exercise price for an option issued under the 2020 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2020 Plan will vest as determined by the Board of Directors but will not exceed a ten-year period. The weighted average grant date fair value per share of the shares underlying options granted during the nine months ended December 31, 2020 was $4.97.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under the 2020 Plan. Key valuation assumptions include:

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

For the nine months ended December 31, 2020
Expected dividend yield	0.00%
Expected stock-price volatility	102%
Risk-free interest rate	0.33% — 0.65%
Expected average term of options (in years)	6.0
Stock price	$3.52 — 5.13

The Company recorded stock-based compensation expense and classified it in the consolidated statements of operations as follows:

	For the nine months ended December 31, 2020	For the year ended March 31, 2020
General and administrative	$2,388,380	$4,830
Research and development	412,471	3,036
Total	$2,800,851	$7,866

Equity Classified Compensatory Warrants

In the nine months ended December 31, 2020, in connection with the $4.0 million equity capital raise as part of the May 2020 reverse recapitalization transaction, the Company issued common stock warrants to an advisor and its designees for the purchase of 811,431 shares of the Company’s common stock at an exercise price of $1.11 per share. The issuance cost of these warrants was charged to additional paid-in capital, and did not result in expense on the Company’s statements of operations.

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

No compensatory warrants were issued in the year ended March 31, 2020.

The following table summarizes the equity classified compensatory warrant activity for the nine months ended December 31, 2020:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2020	—	$—
Series C preferred stock compensatory warrants exchanged for common stock warrants upon reverse recapitalization	668,024	2.25
Granted to advisor and its designees	811,431	1.11
Exercised	(159,978)	1.26
Expired	—	—
Forfeited	(25,260)	2.07
Total outstanding – December 31, 2020	1,294,217	$1.6670
Exercisable	1,290,621	$1.66	$1.11 —$2.54	4.17
Non-Exercisable	3,596	$2.54	$2.54	5.72

The following table summarizes the compensatory warrant activity for the year ended March 31, 2020:

	Series C Preferred Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2019	756,262	$1.99
Forfeited	(2,000)	2.25
Expired	—	—
Granted	—	—
Total outstanding – March 31, 2020	754,262	$1.99
Exercisable	746,142	$1.99	$1.83 – $2.25	4.59
Non-Exercisable	8,120	$2.25	$2.25	6.48

There were no compensation costs related to outstanding warrants for the nine months ended December 31, 2020 and year ended March 31, 2020. As of December 31, 2020 and March 31, 2020, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

In the nine months ended December 31, 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to an investor for the purchase of 270,478 shares of Company common stock at an exercise price of $1.11 per share. In addition, in July 2020 the Company issued noncompensatory equity classified warrants to an investor for the purchase of 2,700,966 shares of Company common stock at an exercise price of $5.25 per share, and in August 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,287,829 shares of Company common stock at an exercise price of $6.00 per share. Lastly, in December 2020, the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,000,000 shares of Company common stock at an exercise price of $0.01 per share and 2,191,000 shares of Company common stock at an exercise price of $4.07 per share. No noncompensatory equity classified warrants were issued in the year ended March 31, 2020.

The following table summarizes the noncompensatory equity classified warrant activity for the nine months ended December 31, 2020:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2020	—	$—
Legacy Ritter warrants	81,455	21.94
Granted	7,450,193	4.18
Exercised	(980,198)	1.11
Expired	(1,673)	1,562.50
Forfeited	—	—
Total outstanding – December 31, 2020	6,549,777	$4.36
Exercisable	5,707,081	$4.40	$0.01 – $2,325.00	1.43
Non-Exercisable	842,696	$4.07	4.07	3.00

NOTE 12 — INCOME TAXES

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31, 2020	March 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.5%	2.0%
Non-deductible expenses	(0.5)%	(0.2)%
Tax credit	(2.8)%	7.1%
Change in fair value of warrant liability	(8.9)%	—%
True-up	(1.1)%	(7.6)%
Change in valuation allowance	(10.3)%	(22.6)%
Income taxes provision	(0.1)%	(0.3)%

Income tax expense for the nine months ended December 31, 2020 and year ended March 31, 2020 consisted of the following:

	December 31, 2020	March 31, 2020
Current
Federal	$—	$—
State	1,000	4,000
Total current provision	1,000	4,000
Deferred
Federal	(1,634,000)	(346,000)
State	(384,000)	(55,000)
Total deferred benefit	(2,018,000)	(401,000)
Change in valuation allowance	2,017,000	401,000
Total provision for income taxes	$—	$4,000

The components of deferred tax assets and liabilities are as follows:

	December 31, 2020	March 31, 2020
Deferred tax assets:
Net operating loss	$28,914,000	$8,127,000
Research and development credits	5,464,000	2,012,000
Accrued expenses	292,000	348,000
Patent	422,000	—
Impairment loss	361,000	—
Stock compensation	2,654,000	—
Other	84,000	56,000
Total deferred income tax assets	38,191,000	10,543,000

Deferred tax liabilities:
Fixed assets	44,000	(9,000)
Intangible assets	(18,000)	(22,000)
Total deferred income tax liabilities	26,000	(31,000)

Net deferred income tax assets	38,217,000	10,512,000
Valuation allowance	(38,217,000)	(10,512,000)
Net deferred tax asset	$—	$—

Based on the available objective evidence, including the Company’s history of cumulative losses, management believes it is likely that the net deferred tax assets will not be realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2020 and March 31, 2020.

At December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $111,400,000 and $82,500,000, respectively, which are available to offset future taxable income. Federal and State carryovers began to expire in 2019. As a result of the May 2020 reverse recapitalization an ownership change has occurred. The Company has not completed an Internal Revenue Code Section 382 analysis. As a result, there could be substantial limitations on the Company’s ability to utilize its pre-ownership change net operating loss and tax credit carryforwards. These substantial limitations may result in both a permanent loss of certain tax benefits related to net operating loss carryforwards and federal research and development credits, and an annual utilization limitation. Due to the full valuation allowance already in place, the Company does not anticipate any change in the Company’s effective tax rate.

The Company also has research and development credit carryforwards for federal and state tax purposes of approximately $3,800,000 and $1,700,000, respectively. The research and development credit carryforwards began to expire in 2019 for federal tax purposes and have an indefinite life for state tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company’s federal income tax returns for the years 2016 and beyond remain subject to examination by the Internal Revenue Service. The Company’s California income tax returns for the years 2015 and beyond remain subject to examination by the California Franchise Tax Board. In addition, all of the net operating losses, research and development credit and other tax credit carryforwards that may be used in future years are still subject to adjustment.

Generally accepted accounting principles clarify the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribe thresholds for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provide guidance on de-recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted these provisions effective April 1, 2009.

The Company did not have any unrecognized tax benefits as of December 31, 2020 and March 31, 2020 and does not expect this to change significantly over the next 12 months. In accordance with generally accepted accounting principles, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2020, the Company has not accrued any interest or penalties related to uncertain tax positions.

NOTE 13 — RELATED PARTY TRANSACTIONS

In October 2017, Sekisui purchased all outstanding shares of the Company’s Series D and Series D-1 preferred stock from Gen-Probe Incorporated. As such, Sekisui became a related party as of October 2017. These Series D and Series D-1 preferred stock shares were converted into 1,980,233 shares of the Company’s common stock in connection with the reverse recapitalization transaction in May 2020. However, during the nine months ended December 31, 2020, Sekisui ceased to be a related party, so sales to (and costs related to sales to) Sekisui will not be classified as “related party” line items in our 2021 statement of operations.

The following are transactions made between the Company and Sekisui as of and for the nine months ended December 31, 2020 and year ended March 31, 2020:

●	The Company sells products and provides collaborative research and development (“R&D”) services to Sekisui. As of December 31, 2020 and March 31, 2020, the Company had a receivable from Sekisui of approximately $381,000 and $290,000, respectively. The Company recorded product sales to Sekisui of approximately $1.6 million and $3.4 million for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively. In May 2019, the Company and Sekisui terminated the R&D portion of their distribution and development agreement. There was no collaborative R&D revenue from Sekisui for the nine months ended December 31, 2020 and year ended March 31, 2020. The Company had cost of product sales relating to Sekisui of approximately $1.7 million and $2.5 million for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively. R&D expenses relating to Sekisui were approximately $0 and $525,000 for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively.

●	As of December 31, 2020 and March 31, 2020, the Company had approximately $0 and $0.9 million, respectively, classified as due to related party (Sekisui) on the accompanying balance sheets. The Company satisfied the $0.9 million obligation which existed at March 31, 2020 (related to product development financing payments made by Sekisui) by payment in full on July 21, 2020.

●	As of December 31, 2020 and March 31, 2020, the Company had approximately $95,000 and $271,000 classified as deferred revenue from Sekisui on the accompanying balance sheets, respectively.

NOTE 14 — TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain comparative transition period financial information for the nine months ended December 31, 2020 and 2019, respectively.

	Nine Months Ended December 31,
	2020	2019
		(Unaudited)
Revenues	$2,849,561	$4,101,212
Gross profit	$209,413	$1,114,834
Net loss before income taxes	$(19,546,366)	$(910,317)
Net loss	$(19,546,366)	$(911,900)
Net loss per share – basic and fully diluted	$(1.12)	$(0.16)
Weighted average shares used in computing basic and diluted net loss per share	17,431,714	5,602,214

NOTE 15 — SUBSEQUENT EVENTS

In February 2021, the Company extended its sponsored research agreement with ULRF for development of several small-molecule RAS interaction inhibitor drug candidates and increased the amount that the Company will reimburse ULRF for sponsored research expenses from $693,000 to approximately $1.4 million (see Note 10).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Transition Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that (subject to the material weakness in our internal control over financial reporting described below) our disclosure controls and procedures as of December 31, 2020 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective because of the material weakness described below.

Description of Material Weakness

In connection with the audit of our financial statements as of December 31, 2020 and for the nine months ended December 31, 2020, our management identified a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with generally accepted accounting principles. This material weakness resulted in, for example, an adjustment related to our accounting for license and patent costs that were incorrectly capitalized.

We have taken and are taking steps to remediate the material weakness, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

Notwithstanding the identified material weakness, our management believes that (the indicated adjustments having been made) the consolidated financial statements included in this Transition Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

In connection with the reverse recapitalization transaction of May 22, 2020, the financial team of Qualigen, Inc. became the financial team of the Company, and the internal control policies of Qualigen, Inc. were accordingly implemented for the Company. In the last fiscal quarter of the Transition Period, we added personnel to the merger-time financial team. We do not believe that these changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (except to improve it).

Limitation on Effectiveness of Controls

In designing and evaluating our controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. No evaluation of internal control can provide absolute assurance that all internal control issues and instances of fraud, if any, within a company are detected. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a code of business conduct and ethics, which we refer to as the Code of Ethics. Our Code of Ethics is designed to meet the requirements of Section 406 of Regulation S-K and the rules promulgated thereunder. We will promptly disclose on our website (i) the nature of any amendment to this Code of Ethics that applies to any covered person, and (ii) the nature of any waiver, including an implicit waiver, from a provision of this Code of Ethics that is granted to one of the covered persons. The Code of Ethics is available on our website at www.qualigeninc.com under the Investors section of the website. However, the information contained on or accessed through our website does not constitute part of this Transition Report, and references to our website address in this Transition Report are inactive textual references only.

The information required by this item that is not set forth above will be set forth in our Proxy Statement, or in an amendment to this Transition Report, and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our Proxy Statement, or in an amendment to this Transition Report, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement, or in an amendment to this Transition Report, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement, or in an amendment to this Transition Report, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be set forth in our Proxy Statement, or in an amendment to this Transition Report, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Transition Report:

1. Financial Statements. The following documents are included in Part II, Item 8 of this Transition Report and are incorporated by reference herein:

2. Financial Statement Schedules. Financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits. See EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated January 15, 2020	8-K	001-37428	2.1	1/21/2020

2.2	Amendment No. 1 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated February 1, 2020	S-4	333-236235	Annex B	4/6/2020

2.3	Amendment No. 2 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated March 26, 2020	S-4	333-236235	Annex C	4/6/2020

2.4	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company.	8-K	001-37428	2.4	5/29/2020

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	5/29/2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.4	5/29/2020

3.8	Amended and Restated Bylaws of the Company, as of May 22, 2020	8-K	001-37428	3.5	5/29/2020

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of Qualigen, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.6	5/29/2020

4.1	Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate	8-K	001-37428	4.1	10/4/2017

4.2	First Amendment to Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc.	8-K	001-37428	4.1	5/7/2018

4.3*	Second Amendment to Warrant Agency Agreement between the Company and Equiniti Group plc, dated November 9, 2020

4.4	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020	8-K	001-37428	10.13	5/29/2020

4.6	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	5/29/2020

4.7	Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	7/10/2020

4.8	Pre-Funded Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.3	7/10/2020

4.9	Common Stock Purchase Warrant for 1,287,829 shares in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	8/4/2020

4.10	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	12/18/2020

4.11	“Deferred” Common Stock Purchase Warrant for 842,696 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	12/18/2020

4.12	“Prefunded” Common Stock Purchase Warrant for 1,000,000 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.5	12/18/2020

4.13*	Form of liability classified Warrant to Purchase Common Stock (“exploding warrant”)

4.14*	Form of “service provider” (non-”exploding”) compensatory equity classified Warrant

4.15	Description of Common Stock	10-K	001-37428	4.7	3/31/2020

10.1+	Executive Employment Agreement, by and between Qualigen, Inc. and Michael Poirier, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.1	5/29/2020

10.2+	Executive Employment Agreement, by and between Qualigen, Inc. and Christopher Lotz, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.1	5/29/2020

10.3+	Executive Employment Agreement, by and between Qualigen, Inc. and Shishir Sinha, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.1	5/29/2020

10.4+	2015 Equity Incentive Plan	S-8	333-207709	99.3	10/30/15

10.5+	Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	6/6/2016

10.6+	Second Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	6/6/2017

10.7+	Third Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	9/15/2017

10.8+	Form of Notice of Grant of Stock Option under the 2015 Equity Incentive Plan	S-8	333-207709	99.4	10/30/15

10.9+	2020 Stock Equity Incentive Plan	S-4/A	333-236235	Annex G	4/6/2020

10.10+	Standard template of Stock Option Agreement for use under 2020 Stock Incentive Plan	8-K	001-37428	10.1	6/11/2020

10.11	Amended and Restated Common Stock Purchase Agreement, between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC, dated July 23, 2019	8-K	001-37428	10.1	7/24/2019

10.12	Sales Agreement, between Ritter Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners	8-K	001-37428	10.1	11/7/2019

10.13	Form of Agreement to Exchange Warrants	8-K	001-37428	10.1	2/21/2020

10.14	Consulting Agreement, by and between Qualigen, Inc. and GreenBlock Capital LLC, dated as of August 22, 2018	8-K	001-37428	10.6	5/29/2020

10.15	Amendment to Consulting Agreement, by and between Qualigen, Inc. and GreenBlock Capital LLC, dated as of March 6, 2020	8-K	001-37428	10.7	5/29/2020

10.16	Amendment No. 2 to Consulting Agreement, between Qualigen, Inc. and GreenBlock Capital LLC, dated as of May 3, 2020	8-K	001-37428	10.8	5/29/2020

10.17	Securities Purchase Agreement, between Qualigen, Inc. and Alpha Capital Anstalt, dated May 20, 2020	8-K	001-37428	10.11	5/29/2020

10.18+	Notice of Grant of Stock Option / Stock Option Agreement, between the Company and Andrew J. Ritter, dated as of May 18, 2020	8-K	001-37428	10.14	5/29/2020

10.19+	Notice of Grant of Stock Option / Stock Option Agreement, between the Company and Ira E. Ritter, dated as of May 18, 2020	8-K	001-37428	10.15	5/29/2020

10.20+	Notice of Grant of Stock Option / Stock Option Agreement, between the Company and John Beck, dated as of May 18, 2020	8-K	001-37428	10.16	5/29/2020

10.21	Consulting Agreement, between the Company and Andrew J. Ritter, dated as of May 22, 2020	8-K	001-37428	10.17	5/29/2020

10.22	Consulting Agreement, between the Company and Stonehenge Partners, LLC, dated as of May 22, 2020	8-K	001-37428	10.18	5/29/2020

10.23	Consulting Agreement, between the Company and CFB Financial, Inc., dated as of May 22, 2020	8-K	001-37428	10.19	5/29/2020

10.24+	Form of Indemnification Agreement – Qualigen, Inc.	8-K	001-37428	10.21	5/29/2020

10.25	Form of Lock-Up Agreement	8-K	001-37428	10.22	5/29/2020

10.26	Letter agreement amending M&A Advisory Agreement between the Company and A.G.P./Alliance Global Partners dated May 20, 2020	10-Q	001-37428	10.17	8/14/2020

10.27	Exclusive Agreement, by and between Qualigen, Inc. and University of Louisville Research Foundation, Inc. dated as of June 8, 2018	S-4/A	333-236235	10.58	3/13/2020

10.28	Exclusive License Agreement, between the Company and University of Louisville Research Foundation, Inc. dated as of June 9, 2020	10-Q	001-37428	10.18	8/14/2020

10.29	Exclusive License Agreement between the Company and University of Louisville Research Foundation, Inc., dated as of July 17, 2020	8-K	001-37428	10.4	8/4/2020

10.30	License Agreement between Qualigen, Inc. and Advanced Cancer Therapeutics, LLC dated December 17, 2018	S-4/A	333-236235	10.59	3/13/2020

10.31*	Novation Agreement among the Company, Qualigen, Inc. and Advanced Cancer Therapeutics, LLC dated July 29, 2020

10.32	Distribution and Development Agreement, dated May 1, 2016, by and between Sekisui Diagnostics, LLC and its Affiliates, and Qualigen, Inc. and its Affiliates	S-4/A	333-236235	10.54	3/13/2020

10.33	Letter of Intent, dated March 16, 2018, by and between Sekisui Diagnostics, LLC and Qualigen, Inc.	S-4/A	333-236235	10.55	3/13/2020

10.34	Amendment to Distribution and Development Agreement, dated April 2, 2018, by and between Sekisui Diagnostics, LLC and Qualigen, Inc.	S-4/A	333-236235	10.56	3/13/2020

10.35	Amendment to Letter of Intent, dated December 6, 2019, by and between Sekisui Diagnostics, LLC and Qualigen, Inc.	S-4/A	333-236235	10.57	3/13/2020

10.36	Amended and Restated Letter of Intent, dated August 22, 2018, by and between Sekisui Diagnostics, LLC and Qualigen, Inc.	S-4/A	333-236235	10.60	3/13/2020

10.37	Letter agreement (for payment date extension) between the Company and Sekisui Diagnostics, LLC dated June 23,2020	10-Q	001-37428	10.19	8/14/2020

10.38	Securities Purchase Agreement between the Company and Alpha Capital Anstalt, dated July 8, 2020 [corrected]	8-K	001-37428	10.1	7/10/2020

10.39	Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners, dated July 8, 2020	8-K	001-37428	10.4	7/9/2020

10.40	Securities Purchase Agreement between the Company and Alpha Capital Anstalt, dated August 2, 2020	8-K	001-37428	10.1	8/4/2020

10.41	Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners, dated August 2, 2020	8-K	001-37428	10.2	8/4/2020

10.42	Technology Transfer Agreement dated as of October 7, 2020 between Qualigen, Inc. and Yi Xin Zhen Duan Jishu (Suzhou) Ltd.	8-K	001-37428	10.1	10/9/2020

10.43	Securities Purchase Agreement between the Company and Alpha Capital Anstalt, dated December 16, 2020	8-K	001-37428	10.1	12/18/2020

10.44	Placement Agency Agreement between Qualigen Therapeutics, Inc. and A.G.P./Alliance Global Partners, dated December 15, 2020	8-K	001-37428	10.2	12/18/2020

14.1	Code of Business Conduct and Ethics	8-K	001-37428	14.1	5/29/2020

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Qualigen Therapeutics, Inc.

	By:	/s/ Michael S. Poirier
Michael S. Poirier
Chairman of the Board, Chief Executive Officer and President

Date: March 31, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael S. Poirier and Christopher L. Lotz, and each of them individually, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Transition Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Poirier	Chairman of the Board, Chief Executive Officer and President	March 31, 2021
Michael S. Poirier	(Principal Executive Officer)

/s/ Christopher L. Lotz	Vice President of Finance, Chief Financial Officer	March 31, 2021
Christopher L. Lotz	(Principal Financial and Accounting Officer)

/s/ Amy S. Broidrick	Director	March 31, 2021
Amy S. Broidrick

/s/ Richard A. David	Director	March 31, 2021
Richard A. David

/s/ Sidney W. Emery, Jr.	Director	March 31, 2021
Sidney W. Emery, Jr.

/s/ Matthew E. Korenberg	Director	March 31, 2021
Matthew E. Korenberg

/s/ Kurt H. Kruger	Director	March 31, 2021
Kurt H. Kruger

/s/ Ira E. Ritter	Director	March 31, 2021
Ira E. Ritter

