Form 10-Q
period 2021-06-30
Qualigen Therapeutics, Inc.
filed 2021-08-16
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 12, 2021, there were 28,998,831 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$15,232,402	$23,976,570
Accounts receivable, net	766,911	615,757
Inventory, net	1,073,335	953,458
Prepaid expenses and other current assets	2,033,857	2,678,894
Total current assets	19,106,505	28,224,679
Right-of-use assets	321,076	430,795
Property and equipment, net	253,261	247,323
Equipment held for lease, net	5,821	17,947
Intangible assets, net	183,933	187,694
Other assets	18,334	18,334
Total Assets	$19,888,930	$29,126,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$784,474	$500,768
Accrued expenses and other current liabilities	1,923,708	746,738
Notes payable, current portion	—	131,766
Deferred revenue, current portion	325,988	486,031
Operating lease liability, current portion	270,640	254,739
Warrant liabilities	4,112,100	8,310,100
Total current liabilities	7,416,910	10,430,142
Notes payable, net of current portion	—	6,973
Operating lease liability, net of current portion	98,145	236,826
Deferred revenue, net of current portion	112,057	158,271
Total liabilities	7,627,112	10,832,212

Stockholders’ equity
Series Alpha convertible preferred stock, $0.001 par value; 7,000 shares authorized; 180 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1	1
Common stock, $0.001 par value; 225,000,000 shares authorized; 28,902,188 and 27,296,061 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	28,902	27,296
Additional paid-in capital	88,058,267	85,114,755
Accumulated deficit	(75,825,352)	(66,847,492)
Total stockholders’ equity	12,261,818	18,294,560
Total Liabilities and Stockholders’ Equity	$19,888,930	$29,126,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Net product sales	$1,117,935	$904,067	$2,538,776	$2,315,823
License revenue	—	—	478,654	—
Collaborative research revenue	—	—	—	45,000
Total revenues	1,117,935	904,067	3,017,430	2,360,823

EXPENSES
Cost of product sales	916,624	807,922	2,119,103	1,799,574
General and administrative	2,952,100	1,979,614	5,826,038	2,897,993
Research and development	4,508,466	597,345	8,007,840	835,403
Sales and marketing	135,543	88,844	272,129	181,106
Total expenses	8,512,733	3,473,725	16,225,110	5,714,076

LOSS FROM OPERATIONS	(7,394,798)	(2,569,658)	(13,207,680)	(3,353,253)

OTHER (INCOME) EXPENSE, NET
Loss (gain) on change in fair value of warrant liabilities	(2,075,100)	16,201,400	(4,198,000)	16,201,400
Interest (income) expense, net	(12,718)	57,364	(30,061)	148,121
Other (income), net	(2,352)	(250,114)	(2,894)	(251,272)
Total other (income) expense, net	(2,090,170)	16,008,650	(4,230,955)	16,098,249

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,304,628)	(18,578,308)	(8,976,725)	(19,451,502)

PROVISION (BENEFIT) FOR INCOME TAXES	605	597	1,135	(22)

NET LOSS	$(5,305,233)	$(18,578,905)	$(8,977,860)	$(19,451,480)

Net loss per common share, basic and diluted	$(0.18)	$(2.12)	$(0.31)	$(2.71)
Weighted—average number of shares outstanding, basic and diluted	28,850,451	8,746,250	28,510,014	7,174,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series Alpha Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount $	Shares	Amount $	Capital	Deficit	Total
Balance at December 31, 2020	180	$1	27,296,061	$27,296	$85,114,755	$(66,847,492)	$18,294,560
Stock issued upon cash-exercise of warrants	—	—	1,319,625	1,320	243,261	—	244,581
Stock issued upon net-exercise of warrants	—	—	192,373	192	(192)	—	—
Stock issued for professional services	—	—	25,000	25	101,725	—	101,750

Stock-based compensation	—	—	—	—	1,262,123	—	1,262,123
Net Loss	—	—	—	—	—	(3,672,627)	(3,672,627)
Balance at March 31, 2021	180	1	28,833,059	28,833	86,721,672	(70,520,119)	16,230,387
Stock issued upon cash-exercise of warrants	—	—	69,129	69	49,669	—	49,738
Stock-based compensation	—	—	—	—	1,286,926	—	1,286,926
Net Loss	—	—	—	—	—	(5,305,233)	(5,305,233)
Balance at June 30, 2021	180	$1	28,902,188	$28,902	$88,058,267	$(75,825,352)	$12,261,818

	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series D-1 Convertible		Series Alpha Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Capital	Deficit	Total

Balance at December 31, 2019	2,412,887	$24,129	7,707,736	$77,077	3,300,715	$33,007	1,508,305	$15,083	643,511	$6,435	—	$—	5,602,214	$56,026	$45,153,733	$(46,428,550)	$(1,063,060)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,866	—	7,866
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(872,576)	(872,576)
Balance at March 31, 2020	2,412,887	$24,129	7,707,736	$77,077	3,300,715	$33,007	1,508,305	$15,083	643,511	$6,435	—	$—	5,602,214	$56,026	$45,161,599	$(47,301,126)	$(1,927,770)
Issuance of common stock for conversion of preferred stock	(2,412,887)	(24,129)	(7,707,736)	(77,077)	(3,300,715)	(33,007)	(1,508,305)	(15,083)	(643,511)	(6,435)	(740)	(1)	7,042,660	7,042	148,690	—	—
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	1,775,096	1,775	1,582,633	—	1,584,408
Issuance of Series Alpha preferred shares upon closing of private placement	—	—	—	—	—	—	—	—	—	—	5,010	5	-	4,009,995	—	—	4,010,000
Effect of reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(2,095,826)	(52,519)	863,405	—	810,886
Issuance of Series Alpha preferred stock for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	350	—	—	—	350,000	—	350,000
Shares and warrants issued to advisor upon closing of private placement	—	—	—	—	—	—	—	—	—	—	—	—	1,217,147	1,217	1,103,891	—	1,105,108
Fair value of shares issued to advisor upon closing of private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(902,250)	—	(902,250)
Fair value of warrants issued to advisor upon closing of private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(202,858)	—	(202,858)
Stock issued for professional services	—	—	—	—	—	—	—	—	—	—	—	—	46,967	47	239,953	—	240,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	358,625	—	358,625
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,578,905)	(18,578,905)
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	4,620	$4	13,588,258	$13,588	$52,713,683	$(65,880,031)	$(13,152,756)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,977,860)	$(19,451,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,736	82,833
Amortization of right-of-use assets	109,719	50,318
Accounts receivable reserves and allowances	3,645	19,951
Inventory reserves	40,644	(2,828)
Stock-based compensation	2,549,049	366,491
Change in fair value of warrant liabilities	(4,198,000)	16,201,400

Changes in operating assets and liabilities:
Accounts receivable	(154,799)	798,585
Inventory and equipment held for lease	(89,617)	20,236
Prepaid expenses and other assets	746,787	(1,016,203)
Accounts payable	283,706	188,840
Accrued expenses and other current liabilities	1,176,970	1,072,220
Lease liability	(122,780)	(54,775)
Deferred revenue	(206,257)	(57,668)
Net cash used in operating activities	(8,785,057)	(1,782,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(107,798)	(110,427)
Payments for patents and licenses	(6,893)	(382,732)
Net cash used in investing activities	(114,691)	(493,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series Alpha preferred shares upon closing of private placement	—	4,010,000
Net proceeds from the issuance of notes payable	—	1,682,661
Proceeds from warrant exercises	294,319	—
Principal payments on notes payable	(138,739)	(1,164,000)
Net cash provided by financing activities	155,580	4,528,661

Net change in cash and cash equivalents	(8,744,168)	2,253,422

CASH AND CASH EQUIVALENTS – beginning of period	23,976,570	128,696
CASH AND CASH EQUIVALENTS – end of period	$15,232,402	$2,382,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,683	$25,487
Taxes	$2,200	$3,014
NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for professional services	$101,750	$240,000
Issuance of common stock for conversion of debt	$—	$1,350,198
Issuance of common stock for conversion of accrued interest	$—	$234,210
Issuance of common stock for conversion of preferred stock	$—	$148,690
Issuance of preferred stock for conversion of debt	$—	$350,000
Fair value of shares issued to advisor upon closing of private placement	$—	$902,250
Fair value of warrants issued to advisor upon closing of private placement	$—	$202,858
Effect of reverse recapitalization	$—	$810,886
Initial measurement of operating lease right-of-use assets	$—	$663,110
Net transfers to inventory from equipment held for lease	$1,304	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Organization

Qualigen, Inc., now a subsidiary of Qualigen Therapeutics, Inc., was incorporated in Minnesota in 1996 to design, develop, manufacture and sell point-of-care quantitative immunoassay diagnostic products for use in physician offices and other point-of-care settings worldwide, and was reincorporated in Delaware in 1999. Qualigen Therapeutics, Inc. (the “Company”) operates in one business segment. In May 2020, Qualigen, Inc. completed a reverse recapitalization transaction with Ritter Pharmaceuticals, Inc. (“Ritter”) and Ritter was renamed Qualigen Therapeutics, Inc. All shares of Qualigen, Inc.’s capital stock were exchanged for Qualigen Therapeutics, Inc.’s capital stock in the merger. Ritter/Qualigen Therapeutics common stock, which was previously traded on the Nasdaq Capital Market under the ticker symbol “RTTR,” commenced trading on the Nasdaq Capital Market, on a post-reverse-stock-split adjusted basis, under the trading symbol “QLGN” on May 26, 2020.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Transition Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 31, 2021. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Transition Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited balance sheet at December 31, 2020 contained in such Form 10-K.

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

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the three months and six months periods ended June 30, 2021 and 2020, no such impairment losses have been recorded. All long-lived assets of the Company are located in the U.S.

Accounts Receivable, Net

The Company grants credit to domestic physicians, clinics, and distributors. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Customers can purchase certain products through a financing agreement that the Company has with an outside leasing company. Under the agreement, the leasing company evaluates the creditworthiness of the customer. Upon acceptance of the product by the customer, the leasing company remits payment to the Company at a discount. This financing arrangement is without recourse to the Company.

The Company provides an allowance for doubtful accounts and returns equal to the estimated uncollectible amounts or expected returns. The Company’s estimates are based on historical collections and returns and a review of the current status of trade accounts receivable.

Accounts receivable is comprised of the following at:

	June 30, 2021	December 31, 2020
Accounts Receivable	$784,429	$629,630
Less Allowance	(17,517)	(13,873)
	$766,911	$615,757

Research and Development

The Company expenses research and development costs as incurred.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales which totaled approximately $28,000 and $26,000, respectively, for the three months ended June 30, 2021 and 2020, and approximately $58,000 and $56,000, respectively, for the six months ended June 30, 2021 and 2020. Other shipping and handling costs included in general and administrative, research and development, and sales and marketing expenses totaled approximately $4,000 and $6,000 for the three months ended June 30. 2021 and 2020, respectively, and approximately $5,000 and $6,000 for the six months ended June 30, 2021 and 2020, respectively.

Revenue from Contracts with Customers

Effective April 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective approach. The adoption of ASC 606 did not have a material impact on the measurement or on the recognition of revenue of contracts for which all revenue had not been recognized as of the adoption date of April 1, 2020. Therefore, no cumulative adjustment has been made to the opening balance of accumulated deficit at April 1, 2020. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

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

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable upfront fees allocated to the license when the license is transferred to the customer and the customer can benefit from the license. For licenses that are bundled with other performance obligations, management uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition. During the three months ended June 30, 2021 and 2020, the Company recognized license revenue of $0 and $0, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized license revenue of $479,000 and $0, respectively.

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

Collaborative research revenue is recognized as research services are performed over the development periods for each agreement. During the three months ended June 30, 2021 and 2020, the Company recognized collaborative research revenue of $0 and $0, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized collaborative research revenue of $0 and $45,000, respectively.

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

During the three months ended June 30, 2021 and 2020, product sales are stated net of an allowance for estimated returns of approximately $0 and $12,000, respectively. During the six months ended June 30, 2021 and 2020, product sales are stated net of an allowance for estimated returns of approximately $0 and $24,000 respectively.

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

Operating Leases

The Company adopted ASC Topic 842, Leases (“Topic 842”) in the nine-months transition period ended December 31, 2020. In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. Refer to Recent Accounting Pronouncements below and Note 8 for more information.

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

The carrying value of the patents of approximately $168,000 and $169,000 at June 30, 2021 and December 31, 2020, respectively, are stated net of accumulated amortization of approximately $311,000 and $303,000, respectively. Amortization of patents charged to operations for the three months ended June 30, 2021 and 2020 was approximately $3,000 for each period, and for the six months ended June 30, 2021 and 2020 was approximately $6,000 for each period. Total future estimated amortization of patent costs for the five succeeding years is approximately $8,000 for the remaining six months in the year ending December 31, 2021, approximately $15,000 for each of the years ending December 31, 2022 through 2023, approximately $11,000 for year 2024, approximately $11,000 for year 2025 and approximately $108,000 thereafter.

The carrying value of the in-licenses of approximately $16,000 and $19,000 at June 30, 2021 and December 31, 2020 are stated net of accumulated amortization of approximately $403,000 and $400,000, respectively. Amortization of licenses charged to operations for the three months ended June 30, 2021 and 2020 was approximately $2,000, and for the six months ended June 30, 2021 and 2020 was approximately $4,000 and $3,000, respectively. Total future estimated amortization of license costs is approximately $4,000 for the remaining six months in the year ending December 31, 2021, approximately $7,000 for the year ending December 31, 2022 and approximately $5,000 for the year ending December 31, 2023.

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

Accrued warranty liabilities were approximately $48,000 and $25,000, respectively, for the periods ended June 30, 2021 and December 31, 2020 and are included in accrued expenses and other current liabilities on the balance sheets. Warranty costs were approximately $20,000 and $31,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $41,000 and $58,000 for the six months ended June 30, 2021 and 2020, respectively, and are included in cost of product sales in the statements of operations.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants, and convertible preferred stock are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2021 and 2020, stock options, warrants, and convertible preferred stock exercisable or convertible for approximately 13.9 million shares and 16.5 million shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Comprehensive loss is the same as net loss for all periods presented.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements. However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under prior U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Other accounting standard updates are either not applicable to the Company or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 — LIQUIDITY

The Company has incurred recurring losses from operations and has an accumulated deficit at June 30, 2021, and the Company expects to continue to incur losses subsequent to the balance sheet date of June 30, 2021. The Company’s reverse recapitalization transaction with Ritter closed in May 2020 together with an associated new equity capital raise of approximately $4.0 million, and approximately $1.9 million in convertible notes payable were converted into shares of the Company’s capital stock. In July, August and December 2020, the Company raised an additional $30.0 million through three Securities Purchase Agreements with a single institutional investor (see Note 10). Based on the Company’s current cash position, currently planned expenditures and level of operations, the Company believes it has sufficient capital to fund operations for the 12-month period subsequent to the issuance of the interim financial information. However, there is no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. Also, beyond such 12-month period, planned research and development activities, capital expenditures, clinical and pre-clinical testing, and commercialization activities of the Company’s products are expected to require significant additional financing. Additional financing may not be available on acceptable terms or at all.

NOTE 3 — INVENTORY, NET

Inventory, net consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Raw materials	$779,936	$579,765
Work in process	241,677	309,826
Finished goods	51,722	63,867
	$1,073,335	$953,458

As of June 30, 2021 and December 31, 2020, total inventory is recorded net of inventory reserves of $149,000 and $108,000, respectively.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Prepaid insurance	$1,916,387	$1,307,864
Prepaid manufacturing expenses	49,617	1,181,029
Prepaid investor relations expenses	49,127	150,000
Other prepaid expenses	18,726	40,001
	$2,033,857	$2,678,894

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Machinery and equipment	$2,409,946	$2,401,470
Construction in progress–equipment	94,717	104,400
Computer equipment	472,094	443,865
Leasehold improvements	327,894	321,033
Molds and tooling	260,002	260,002
Office furniture and equipment	143,013	138,699
	3,707,666	3,669,469
Less Accumulated depreciation	(3,454,405)	(3,422,146)
	$253,261	$247,323

Depreciation expense relating to property and equipment was approximately $17,000 and $9,000 for the three months ended June 30, 2021 and 2020, respectively, and $32,000 and $18,000 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Board compensation	$50,776	$15,091
Vacation	290,587	230,457
Royalties	1,078	491
Research and development	744,640	237,504
Professional fees	271,377	58,261
Warranty costs	47,854	24,871
Payroll	176,275	4,566
Patent and license fees	—	7,204
Franchise, sales and use taxes	21,130	30,353
Income taxes	2,261	3,326
Other	317,730	134,614
	$1,923,708	$746,738

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

In exchange for the Series C Warrants, upon closing of the merger with Ritter, the holders received warrants to purchase an aggregate of 4,713,490 shares of the Company’s common stock at $0.72 per share, subject to adjustment. As of June 30, 2021, the warrants received in exchange for the Series C Warrants have remaining terms ranging from 2.4 to 3.0 years. The warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, resulting from inclusion of a leveraged ratchet provision for subsequent dilutive issuances.

The following table summarizes the activity in the warrants received in exchange for the Series C Warrants for the six months ended June 30, 2021:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	3,378,596	$0.72
Exercised	(542,737)	0.72
Forfeited	(36,097)	0.72
Expired	—	—
Granted	—	—
Total outstanding – June 30, 2021	2,799,762	$0.72
Exercisable	2,799,762	$0.72	$0.72	2.5

Of the 542,737 shares issued upon the exercise of warrants (previously received in exchange for the Series C Warrants) during the six months ended June 30, 2021, 156,861 shares were issued upon net-exercises rather than upon exercises for cash.

The following table summarizes the activity in the warrants received in exchange for the Series C Warrants activity for the six months ended June 30, 2020:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2019	—	$—
Common stock warrants received in exchange for Series C preferred stock warrants upon reverse recapitalization	4,713,490	0.72
Forfeited	—	—
Expired	—	—
Granted	—	—
Total outstanding – June 30, 2020	4,713,490	$0.72
Exercisable	4,713,490	$0.72	$0.72	3.82

The following table presents the Company’s fair value hierarchy for its warrant liabilities (all of which arise under the warrants received in exchange for the Series C Warrants) measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2021:

Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31. 2020	$—	$—	$8,310,100	$8,310,100
Balance as of June 30, 2021	—	—	$4,112,100	$4,112,100

There were no transfers of financial assets or liabilities between category levels for the three and six months ended June 30, 2021.

During the six months ended June 30, 2021 the Company recorded $4.2 million gain in other income because the fair value of the warrant liabilities declined to $4.1 million from $8.3 million at December 31, 2020, primarily due to a reduction in the stock price and to warrant exercises. For the six months ended June 30, 2020, change in fair value of warrant liabilities was $16.2 million due to the reverse recapitalization transaction.

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

The following table shows the range of assumptions used in estimating the fair value of warrant liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	Range
Risk-free interest rate	0.34% — 0.46%	0.17% — 0.22%
Expected volatility (peer group)	82.00 — 83.00%	82.00%
Term of warrants (in years)	2.41 — 2.99	2.90 — 3.49
Expected dividend yield	0.00%	0.00%

NOTE 8 — LEASES

The Company leases its facilities under a long-term operating lease agreement expiring in October 2022. The tables below show the operating lease right-of-use assets and operating lease liabilities as of December 31, 2020 and June 30, 2021, including the changes during the periods:

Operating lease right-of-use assets
Net right-of-use assets at December 31, 2020	430,795
Less amortization of operating lease right-of-use assets	(109,719)
Operating lease right-of-use assets at June 30, 2021	$321,076

Operating lease liabilities
At December 31, 2020	$491,565
Less principal payments on operating lease liabilities	(122,780)
Operating lease liabilities at June 30, 2021	368,785
Less non-current portion	(98,145)
Current portion at June 30, 2021	$270,640

As of June 30, 2021, the Company’s operating leases have a weighted-average remaining lease term of 1.3 years and a weighted-average discount rate of 8.9%.

As of June 30, 2021, future minimum payments during the next five fiscal years and thereafter are as follows:

Year Ending December 31,	Amount
2021 (six months)	$145,958
2022	246,650
Total	392,608
Less present value discount	(23,823)
Operating lease liabilities	$368,785

Total lease expense was approximately $86,000 for each of the three month periods ended June 30, 2021 and 2020, and approximately $172,000 and $171,000, respectively, for the six month periods ended June 30, 2021 and 2020. Lease expense was recorded in cost of product sales, general and administrative expenses, research and development and sales and marketing expenses.

NOTE 9 — RESEARCH AND LICENSE AGREEMENTS

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

Sponsored research expenses related to these agreements for the three months ended June 30, 2021 and 2020 were approximately $89,000 and $2,000, and for the six months ended June 30, 2021 and 2020 were approximately $152,000 and $2,000, respectively, and these amounts are recorded in research and development expenses in the statements of operations. Minimum annual royalties of $0 for each period related to these agreements are included in research and development expenses in the statements of operations for the three months ended June 30, 2021 and 2020, respectively, and approximately $0 and $10,000 related to these agreements are included in research and development expenses in the statements of operations for the six months ended June 30, 2021 and 2020, respectively. License costs were approximately $17,000 and $0 related to these agreements for the three months ended June 30, 2021 and 2020, respectively, and approximately $53,000 and $0 related to these agreements for the six months ended June 30, 2021 and 2020, respectively, and are included in research and development expenses in the statements of operations.

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

Sponsored research expenses related to these agreements for the three months ended June 30, 2021 and 2020 were approximately $99,000 and $139,000, respectively, and for the six months ended June 30, 2021 and 2020 were approximately $206,000 and $247,000, respectively, and are recorded in research and development expenses in the statements of operations. License costs related to these agreements for the three months ended June 30, 2021 and 2020 were approximately $0 and $0, respectively, and for the six months ended June 30, 2021 and 2020 were approximately $40,000 and $0, respectively, and are included in research and development expenses in the statements of operations.

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

Sponsored research expenses related to these agreements for the three months ended June 30, 2021 and 2020 were approximately $25,000 and $0, respectively, and for the six months ended June 30, 2021 and 2020 were approximately $94,000 and $0, respectively, and are recorded in research and development expenses in the statements of operations. License costs related to these agreements for the three months ended June 30, 2021 and 2020 were approximately $16,000 and $0, respectively, and for the six months ended June 30, 2021 and 2020 were approximately $16,000 and $0, respectively.

Advanced Cancer Therapeutics

In December 2018, the Company entered into a license agreement with Advanced Cancer Therapeutics, LLC (“ACT”), granting the Company exclusive rights to develop and commercialize QN-165, an aptamer-based drug candidate. In return, ACT received a $25,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock. In addition, the Company agreed to pay ACT (i) royalties, on net sales associated with the commercialization of QN-165, of 2% (only if patent-covered and only on net sales above a cumulative $3,000,000) or 1% (if not patent-covered, but only on net sales above a cumulative $3,000,000), until the 15th anniversary of the ACT license agreement and (ii) milestone payments of $100,000 for the Company raising a cumulative total of $2,000,000 in new equity financing after the date of the ACT license agreement, $100,000 upon any first QN-165-based licensed product receiving the CE Mark or similar FDA status, and $500,000 upon cumulative worldwide QN-165-based licensed product net sales reaching $3,000,000. For the three months ended June 30, 2021 and 2020, there were no license costs and for the six months ended June 30, 2021 and 2020, there were approximately $2,000 and $0, respectively, in license costs related to this agreement.

Prediction Biosciences

In November 2015, the Company entered into a long-term development and supply agreement with Prediction Biosciences SAS to develop and manufacture diagnostic tests for use in the stroke point-of-care market. The Company recognizes development revenue and product sales over the performance period of the contract. For the three months ended June 30, 2021 and 2020 there was $0 for each period, and for the six months ended June 30, 2021 and 2020, there was $0 and $45,000, respectively, in collaborative research revenue related to this agreement.

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

There were product sales to Sekisui of approximately $701,000 and $420,000 for the three months ended June 30, 2021 and 2020, and product sales of approximately $1.7 million and $1.4 million related to this agreement, for the six months ended June 30, 2021 and 2020.

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

Under the Technology Transfer Agreement, the Company received net cash payments of $250,000 in the final quarter of the year ended December 31, 2020, classified as deferred revenue on the December 31, 2020 balance sheet, and a cash payment of $420,000 during the first quarter of 2021. The Company will also receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. Of these amounts, the Company recognized approximately $38,000 in product sales and $479,000 in license revenue included in the statement of operations for the six months ended June 30, 2021. On the balance sheet at June 30, 2021, the Company had deferred revenue of approximately $153,000 related to this agreement. The Company provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

The Company gave Yi Xin the exclusive rights for China – which is a market the Company has not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of the Company’s existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of the Company’s existing generations of FastPack products); any such non-China sales would, until Spring 2022, need to be through Sekisui. In addition, after Spring 2022, Yi Xin will have the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Also, after Spring 2022, Yi Xin will have the right to buy Company-manufactured FastPack 1.0, IP and PRO products from the Company at distributor prices for resale in and for the United States (but not to or toward current US customers of those products); the Company did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack 1.0, IP and PRO product lines, even after Spring 2022. In the Technology Transfer Agreement, the Company confirmed that it would not, after Spring 2022, seek new FastPack customers outside the United States.

STA Pharmaceutical

In November 2020, the Company entered into a contract with STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, for GMP production of QN-165, the Company’s lead drug candidate for the treatment of COVID-19 and other viral diseases, for potential clinical trials in 2021. In connection with this agreement, the Company paid an upfront deposit of approximately $1.1 million which was classified as prepaid expenses on the December 31, 2020 balance sheet date, and all of which was included in research and development expenses in the statement of operations for the six months ended June 30, 2021.

Research and development expenses related to this agreement for the three months ended June 30, 2021 and 2020 were approximately $1.9 million and $0, respectively, and for the six months ended June 30, 2021 and 2020 were approximately $3.1 million and $0, respectively, and are recorded in research and development expenses in the statements of operations.

NOTE 10 — STOCKHOLDERS’ EQUITY

As of June 30, 2021 and December 31, 2020, the Company had two classes of capital stock: common stock and Series Alpha convertible preferred stock.

Common Stock

Holders of common stock generally vote as a class with the holders of the preferred stock and are entitled to one vote for each share held. Subject to the rights of the holders of the preferred stock to receive preferential dividends, the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. Following payment of the liquidation preference of the preferred stock, as of June 30, 2021 any remaining assets would be distributed ratably among the holders of the common stock and, on an as-if-converted basis, the holders of Series Alpha convertible preferred stock upon liquidation, dissolution or winding up of the affairs of the Company. The holders of common stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions.

At June 30, 2021, the Company has reserved 13,917,461 shares of authorized but unissued common stock for possible future issuance. At June 30, 2021, shares were reserved in connection with the following:

Exercise of outstanding stock options	4,133,856
Exercise of outstanding stock warrants	9,540,187
Conversion of outstanding Series Alpha preferred stock	243,418
Total	13,917,461

Series Alpha Preferred Stock

In the six-month period ended June 30, 2021, no shares of Series Alpha convertible preferred stock were converted into shares of the Company’s common stock, and there were 180 shares of Series Alpha preferred stock outstanding at June 30, 2021 and December 31, 2020.

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

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which provides for the granting of incentive or nonstatutory common stock options to qualified employees, officers, directors, consultants and other service providers. At June 30, 2021 and December 31, 2020 there were 4,040,000 and 3,917,500 outstanding options respectively under the 2020 Plan and on those dates there were 17,157 and 139,657 unused 2020 Plan shares available, respectively, for future grant.

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that are outstanding at June 30, 2021, and changes during the six-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	4,011,356	$7.05	$3.52—1,465.75	9.29
Granted	127,000	2.12	1.80—3.29	9.83
Expired	—	—	—	—
Forfeited	(4,500)	3.68	3.52 — 4.97	—
Total outstanding – June 30, 2021	4,133,856	$6.90	$1.80 — 1,465.75	8.82
Exercisable (vested)	1,296,860	$11.50	$4.97 — 1,465.75	8.36
Non-Exercisable (non-vested)	2,836,996	$4.80	$1.80 — 5.13	9.04

There was approximately $1.3 million and $0.4 million of compensation cost related to outstanding options for the three months ended June 30, 2021 and 2020, respectively, and approximately $2.5 million and $0.4 million of compensation cost related to outstanding options for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $10.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.98 years.

No stock options were exercised during the six months ended June 30, 2021.

The exercise price for an option issued under the 2020 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2020 Plan will vest as determined by the Board of Directors but will not exceed a ten-year period. The weighted average grant date fair value per share of options granted during the six months ended June 30, 2021 was $1.68.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

For the six months ended June 30, 2021
Expected dividend yield	0.00%
Expected stock-price volatility	102%
Risk-free interest rate	0.84% — 1.18%
Expected average term of options	6.0
Stock price	$2.12

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	For the six months ended June 30,
	2021	2020
General and administrative	$2,201,499	$277,807
Research and development	347,550	88,684
Total	$2,549,049	$366,491

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

In addition, various service providers hold equity classified compensatory warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock) for the purchase of 668,024 shares of Company common stock at a weighted average exercise price of $2.34 per share. These are to be differentiated from the Series C Warrants described in Note 7.

No compensatory warrants were issued during the six months ended June 30, 2021.

The following table summarizes the activity in the common stock equity classified compensatory warrants received in exchange for the Series C convertible preferred stock equity classified compensatory warrants for the six months ended June 30, 2021:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	1,294,217	$1.66
Granted	—	—
Exercised	(38,390)	2.09
Expired	—	—
Forfeited	(65,179)	2.07
Total outstanding – June 30, 2021	1,190,648	$1.62
Exercisable	1,187,052	$1.62	$1.11 — 2.54	3.75
Non-Exercisable	3,596	$2.54	$2.54	5.23

Of the 38,390 shares issued upon the exercise of equity classified compensatory warrants during the six months ended June 30, 2021, 35,512 shares were issued upon net-exercises rather than upon exercises for cash.

The following table summarizes the activity in the common stock equity classified compensatory warrants received in exchange for the Series C convertible preferred stock equity classified compensatory warrants for the six months ended June 30, 2020:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2019	—	$1.99
Common stock warrants received in exchange for Series C preferred stock warrants upon reverse recapitalization	668,024	2.34
Legacy Ritter warrants	—	—
Granted	811,431	1.11
Expired	—	—
Forfeited	—	—
Total outstanding – June 30, 2020	1,479,455	$1.67
Exercisable	660,832	$2.34	$2.07 — 2.54	3.82
Non-Exercisable	818,623	$1.12	$1.11 — 2.54	4.91

There were no compensation cost related to outstanding equity classified compensatory warrants for the six months ended June 30, 2021 and approximately $8,000 for the six months ended June 30, 2020. As of June 30, 2021 and 2020, there was no unrecognized compensation cost related to nonvested equity classified compensatory warrants.

Noncompensatory Equity Classified Warrants

In May 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to an investor for the purchase of 270,478 shares of Company common stock at an exercise price of $1.11 per share (of which warrants for 200,000 shares were subsequently exercised in December 2020). In July 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 780,198 shares of Company common stock at an exercise price of $0.001 per share (which were subsequently exercised in July 2020), and 1,920,678 shares of Company common stock at an exercise price of $5.25 per share. In August 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,287,829 shares of Company common stock at an exercise price of $6.00 per share. Lastly, in December 2020, the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,000,000 shares of Company common stock at an exercise price of $0.01 per share (which were exercised in February 2021) and 2,191,010 shares of Company common stock at an exercise price of $4.07 per share. No noncompensatory equity classified warrants were issued during the six months ended June 30, 2021.

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2021:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	6,549,777	$4.37
Exercised	(1,000,000)	0.01
Granted	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – June 30, 2021	5,549,777	$5.15
Exercisable	5,549,777	$5.15	$1.11 — 2,325.00	1.33
Non-Exercisable	—	$—	—	—

NOTE 11 — RELATED PARTY TRANSACTIONS

In October 2017, Sekisui purchased all outstanding shares of the Company’s Series D and Series D-1 preferred stock from Gen-Probe Incorporated. As such, Sekisui became a related party as of October 2017. These Series D and Series D-1 preferred stock shares were converted into 1,980,233 shares of the Company’s common stock in connection with the reverse recapitalization transaction in May 2020. During the nine-months transition period ended December 31, 2020, Sekisui ceased to be a related party as to the Company. In the attached financial statements, information for 2020 periods and dates is presented without distinct “related party” treatment for items pertaining to Sekisui.

NOTE 12 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were available to be issued, and has determined that there are no material subsequent events that require disclosure in these financial statements, except that effective July 1, 2021, the Company and Sekisui amended the scheduled termination date of the Sekisui Distribution and Development Agreement (see Note 9) to be March 31, 2022 instead of May 1, 2022, and by virtue of a 2020 Plan amendment approved by the Company’s stockholders on August 9, 2021, the number of shares of common stock available for issuance under the 2020 Plan was increased by 3,500,000.

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

Overview

We are a biotechnology company focused on developing novel therapeutics for the treatment of cancer and infectious diseases, as well as operating our core FDA-approved FastPack® System, which has been used successfully in diagnostics for 20 years. Our cancer therapeutics pipeline includes QN-247, RAS-F and STARS. QN-247 (formerly referred to as ALAN or AS1411-GNP) is a DNA coated gold nanoparticle cancer drug candidate that has the potential to target various types of cancer with minimal side effects; the nanoparticle coating technology is similar to the core nanoparticle coating technology used in our blood-testing diagnostic products. The foundational aptamer of QN-247, QN-165 (formerly referred to as AS1411), is also a drug candidate for treating viral-based infectious diseases. RAS-F is a family of RAS oncogene protein-protein interaction inhibitor small molecules for preventing mutated RAS genes’ proteins from binding to their effector proteins; preventing this binding could stop tumor growth, especially in pancreatic, colorectal and lung cancers. STARS is a DNA/RNA-based treatment device candidate for removal from circulating blood of precisely targeted tumor-produced and viral compounds.

On July 13, 2021, we filed an Investigational New Drug (IND) application with the FDA to seek approval to commence Phase 1b/2a clinical studies with QN-165 in hospitalized COVID-19 patients, but on August 11, 2021 the FDA informed us that additional preclinical studies would be required in order for such application to be cleared. There can be no assurance when (if ever) the FDA would clear this IND application or any other IND application we may file. We have decided to deprioritize this QN-165 program.

Because our therapeutic candidates are still in the development stage, our only products that are currently commercially available are the FastPack System diagnostic instruments and test kits. The FastPack System menu includes rapid point-of-care diagnostic tests for cancer, men’s health, hormone function and vitamin D status. Since inception, our sales of FastPack products have exceeded $100 million. We have always utilized a “razor and blades” pricing strategy, providing analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits. Pursuant to a distribution agreement, we are required to rely on our diagnostics distribution partner Sekisui Diagnostics, LLC (“Sekisui”) for most FastPack distribution worldwide until March 31, 2022. We maintain direct distribution for certain house accounts, including selling our total testosterone test kits to Low T Center, Inc. (“Low T”), the largest men’s health group in the US, with 44 locations. We have licensed and technology-transferred our FastPack System technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd., for the China diagnostics market.

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

Our condensed consolidated financial statements do not separate out our diagnostics-related activities and our therapeutics-related activities. Although to date all our reported revenue is diagnostics-related, our reported expenses represent the total of our therapeutics-related and diagnostics-related expenses.

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

Distribution and Development Agreement with Sekisui

In May 2016, through our wholly-owned diagnostics subsidiary Qualigen, Inc., we entered into a Distribution and Development Agreement (the “Distribution Agreement”) with Sekisui. Under the Distribution Agreement, Sekisui serves as the exclusive worldwide distributor for FastPack products (although we retain certain specific accounts for direct transactions). Sekisui’s exclusive distribution arrangements are effective until March 31, 2022.

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

Our expectation is that upon regaining FastPack distribution rights from Sekisui, we would be able to improve the profitability of our diagnostics business.

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

Under the Technology Transfer Agreement, we received net cash payments of $250,000 in the final quarter of calendar 2020, classified as deferred revenue as of the balance sheet date of December 31, 2020, and a cash payment of $420,000 during the first quarter of 2021. In addition, we will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. Of these amounts, we recognized approximately $38,000 in product sales and $479,000 in license revenue included in the statement of operations for the six months ended June 30, 2021, but none in the three months ended June 30, 2021.

We provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

In the Technology Transfer Agreement (as amended in August 2021), we gave Yi Xin the exclusive rights for China – which is a market we have not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of our existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of our existing generations of FastPack products); any such non-China sales would, until Spring 2022, need to be through Sekisui. In addition, after Spring 2022, Yi Xin will have the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Also, after Spring 2022, Yi Xin will have the right to buy Qualigen-manufactured FastPack 1.0, IP and PRO products from us at distributor prices for resale in and for the United States (but not to or toward current US customers of those products); we did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack product lines, even after Spring 2022.

In the Technology Transfer Agreement, we also confirmed that we would not, after Spring 2022, the expiration of the Sekisui Distribution Agreement, seek new FastPack customers outside the United States.

Yi Xin is a newly-formed company and is subject to many risks. There can be no assurance that Yi Xin will successfully commercialize any products or that we will receive any royalties from Yi Xin.

Warrant Liabilities

In 2004, Qualigen, Inc. issued a series of Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 Ritter reverse recapitalization transaction and are now exercisable for Qualigen Therapeutics common stock. These warrants were so-called “exploding warrants” – they contained a provision that if Qualigen, Inc. issued shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price would be re-set to such new price and the number of shares underlying the warrants would be increased in the same proportion as the exercise price decrease. For accounting purposes, such “exploding warrants” give rise to “warrant liabilities” (even though there is not any “liability” in the sense that we would be obligated to pay any cash sum to anyone). Although the fair value of the warrants was immaterial at March 31, 2020, the operation of the “double-ratchet” provisions in these “exploding warrants” in connection with the reverse-recapitalization transaction now allow the holders to exercise for a significantly higher number of shares than before and at a significantly lower price than the current market price of our shares. Accounting principles generally accepted in the United States (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our balance sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our statements of operations. The size of these warrant liabilities at June 30, 2021 was quite large ($4.1 million) and caused a significant distortion of our balance sheet at June 30, 2021 and our results of operations for the three months and six month periods ended June 30, 2021. Because this fair value will be determined each quarter on a “mark-to-market” basis, this item will usually result in significant variability in our future quarterly and annual statements of operations and balance sheets based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in a (possibly quite large) increase in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a (possibly quite large) decrease in the fair value of the warrant liabilities. Approximately 41% of these “exploding warrants” were exercised or forfeited through June 30, 2021, which will tend to reduce the amplitude of this variability. (There were 2,799,762 and 3,378,596 of these “exploding warrants” outstanding at June 30, 2021 and December 31, 2020, respectively.) We will continue to encourage the holders of these warrants to exercise them, and if the number of outstanding “exploding warrants” is further reduced the potential amplitude of the changes in the warrant liabilities will correspondingly be further reduced.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021	2020
REVENUES
Net product sales	$1,117,935	$904,067
Total revenues	1,117,935	904,067

EXPENSES
Cost of product sales	916,624	807,922
General and administrative	2,952,100	1,979,614
Research and development	4,508,466	597,345
Sales and marketing	135,543	88,844
Total expenses	8,512,733	3,473,725

LOSS FROM OPERATIONS	(7,394,798)	(2,569,658)

OTHER EXPENSE (INCOME), NET
Loss (gain) on change in fair value of warrant liabilities	(2,075,100)	16,201,400
Interest (income) expense, net	(12,718)	57,364
Other (income), net	(2,352)	(250,114)
Total other expense (income), net	(2,090,170)	16,008,650

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,304,628)	(18,578,308)

PROVISION FOR INCOME TAXES	605	597

NET LOSS	$(5,305,233)	$(18,578,905)

Revenues

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the three-month periods ended June 30, 2021 and 2020 were approximately $1.1 million and $0.9 million, respectively, representing an increase of approximately $0.2 million, or 24%. This improvement was due to a recovery from the effects of the COVID-19 pandemic experienced during the prior year.

However, net product sales for the second quarter of 2021 declined sequentially from the approximately $1.4 million figure of the first quarter of 2021, and our year-over-year increase in quarterly net product sales was restrained, in part as a result of sporadic problems with our manufacturing equipment during the second quarter of 2021 which affected our ability to supply.

In the three months ended June 30, 2021, sales of our Testosterone test kits to end users exceeded sales of our Total PSA test kits to end users; in no previous calendar quarter had this occurred.

Expenses

Cost of Product Sales

Cost of product sales increased during the three months ended June 30, 2021, to $916,000, or 82% of net product sales, versus approximately $808,000, or 89% of net product sales, during the three months ended June 30, 2020. This increase of $109,000 was primarily due to higher manufacturing labor costs and higher allocated manufacturing-support costs of research and development personnel.

General and Administrative Expenses

General and administrative expenses increased sharply from $2.0 million, during the three months ended June 30, 2020, to $3.0 million during the three months ended June 30, 2021. This increase was primarily due to $0.8 million in employee/director stock-based compensation expense, and a $0.2 million increase in payroll and insurance expenses, all primarily related to our public-company status during the three months ended June 30, 2021 in contrast to our private-company status during most of the three months ended June 30, 2020.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. We have shifted our focus in this category toward therapeutics. Research and development costs increased from $0.6 million for the three months ended June 30, 2020 to $4.5 million for the three months ended June 30, 2021. Of the $0.6 million of research and development costs for the three months ended June 30, 2020, $0.34 million (58%) was attributable to therapeutics and $0.25 million (42%) was attributable to diagnostics. Of the $4.5 million of research and development costs for the three months ended June 30, 2021, $4.2 million (93%) was attributable to therapeutics and $0.3 million (7%) was attributable to diagnostics.

The increase in therapeutics research and development costs was primarily due to $3.4 million in expenses related to the potential application of QN-165 to treatment of COVID-19 ($2.5 million in drug compound manufacturing costs, and $0.9 million in other pre-clinical research costs for the three months ended June 30, 2021, as compared to $0.2 million in pre-clinical research costs for the three months ended June 30, 2020), as well as pre-clinical research and development cost increases of about $0.2 million for QN-247, and an increase of about $0.5 million in payroll and professional service expenses. Of the $2.5 million in drug compound manufacturing costs during the three months ended June 30, 2021, $1.9 million consisted of expenses incurred with STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, our manufacturer of QN-165 for our anticipated clinical trials.

For the future, we expect our therapeutic research and development costs to continue to increase and to significantly outweigh our diagnostic research and development costs.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended June 30, 2021 increased to approximately $136,000 as compared to approximately $89,000 during the three months ended June 30, 2020, primarily due to an increase in payroll and recruiting expenses related to our diagnostics business.

Other Expense (Income)

Change in Fair Value of Warrant Liabilities

During the three months ended June 30, 2021 we experienced (primarily due to a decrease in our stock price during the period) a $2.1 million gain on change in the fair value of the warrant liabilities arising from our “exploding warrants” series (containing a “double-ratchet” provision) issued by Qualigen, Inc. many years ago to brokers and investors in connection with a 2004 private placement. By contrast, for the three months ended June 30, 2020, we experienced a $16.2 million loss on change in fair value of warrant liabilities, due to the reverse recapitalization transaction and an associated increase in the market price of our common stock. Typically a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating an item of income; but an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to continue to result in significant variability in our future quarterly and annual statements of operations based on unpredictable changes in our public market common stock price and the number of warrants outstanding at the end of each quarter.

Interest (Income) Expense, Net

There was approximately $13,000 in net interest income during the three months ended June 30, 2021 versus net interest expense of approximately $57,000 during the three months ended June 30, 2020. Interest on $1.7 million principal amount of convertible notes payable ceased to accrue when they automatically converted in May 2020 upon the closing of the reverse recapitalization transaction. In addition, between April 1, 2020 and December 31, 2020 we paid off our revolving factoring line of credit facility and repaid approximately $0.9 million to Sekisui. During the second quarter of 2021 we paid off our Equipment Financing Agreements which eliminated all of our outstanding notes payable.

Other (Income), Net

There was approximately $2,000 in other income during the three months ended June 30, 2021, compared to approximately $250,000 in other income during the three months ended June 30, 2020, of which $250,000 resulted from a license option fee for our FastPack 2.0 technology during the prior period.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
REVENUES
Net product sales	$2,538,776	$2,315,823
License revenue	478,654	—
Collaborative research revenue	—	45,000
Total revenues	3,017,430	2,360,823

EXPENSES
Cost of product sales	2,119,103	1,799,574
General and administrative	5,826,038	2,897,993
Research and development	8,007,840	835,403
Sales and marketing	272,129	181,106
Total expenses	16,225,110	5,714,076

LOSS FROM OPERATIONS	(13,207,680)	(3,353,253)

OTHER EXPENSE (INCOME), NET
Loss (gain) on change in fair value of warrant liabilities	(4,198,000)	16,201,400
Interest (income) expense, net	(30,061)	148,121
Other (income), net	(2,894)	(251,272)
Total other expense (income), net	(4,230,955)	16,098,249

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,976,725)	(19,451,502)

PROVISION (BENEFIT) FOR INCOME TAXES	1,135	(22)

NET LOSS	$(8,977,860)	$(19,451,480)

Revenues

Our operating revenues are primarily generated from sales of diagnostic tests. Revenues during the six months ended June 30, 2021 were $3.0 million compared to $2.4 million during the six months ended June 30, 2020, an increase of $0.6 million. This increase was primarily due to recognition of license revenue from Yi Xin under the Technology Transfer Agreement, an item which had no counterpart in the six months ended June 30, 2020, as well as an increase in diagnostic product sales.

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the six-month periods ended June 30, 2021 and 2020 were approximately $2.5 million and $2.3 million, respectively, representing an increase of approximately $0.2 million, or 10%. This improvement was due to a recovery from the effects of the COVID-19 pandemic during the prior year.

License revenue

License revenue during the six months ended June 30, 2021 was $479,000, due to the recognition of revenue from Yi Xin under the Technology Transfer Agreement in the first quarter of 2021. There was no license revenue during the six months ended June 30, 2020.

Collaborative research revenue

Collaborative research revenue is recognized as research services are performed over the development period for each agreement. There was no collaborative research revenue during the six months ended June 30, 2021, as compared to $45,000 during the six months ended June 30, 2020, which arose from our development work toward a cellular fibronectin assay for Prediction BioSciences SAS.

Expenses

Cost of Product Sales

Cost of product sales increased during the six months ended June 30, 2021, to $2.1 million, or 83% of net product sales, versus approximately $1.8 million, or 78% of net product sales, during the six months ended June 30, 2020. This increase of $0.3 million, and increase in percentage, were primarily due to higher manufacturing labor costs and higher allocated manufacturing-support costs of research and development personnel.

General and Administrative Expenses

General and administrative expenses increased sharply from $2.9 million, during the six months ended June 30, 2020, to $5.8 million during the six months ended June 30, 2021. This increase was primarily due to $1.9 million in employee/director stock-based compensation expense, a $0.5 million increase in insurance expenses, and a $0.5 million increase in payroll expenses, all primarily related to our public-company status during the six months ended June 30, 2021 in contrast to our private-company status during most of the six months ended June 30, 2020.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. We have shifted our focus in this category toward therapeutics. Research and development costs increased from $0.8 million for the six months ended June 30, 2020 to $8.0 million for the six months ended June 30, 2021. Of the $0.8 million of research and development costs for the six months ended June 30, 2020, $0.5 million (60%) was attributable to therapeutics and $0.3 million (40%) was attributable to diagnostics. Of the $8.0 million of research and development costs for the six months ended June 30, 2021, $7.3 million (91%) was attributable to therapeutics and $0.7 million (9%) was attributable to diagnostics.

The increase in diagnostic research and development costs was primarily due to increased stock-based compensation expense related to our public-company status, and wind-down costs related to the withdrawn COVID-19 antibody diagnostic test during the six months ended June 30, 2021. The increase in therapeutics research and development costs was primarily due to $5.9 million in expenses related to the potential application of QN-165 to treatment of COVID-19 ($4.2 million in drug compound manufacturing costs, and $1.6 million in other pre-clinical research costs for the six months ended June 30, 2021, as compared to $0.2 million in pre-clinical research costs for the six months ended June 30, 2020), as well as pre-clinical research and development cost increases of about $0.3 million for QN-247 and about $0.2 million for RAS. Of the $4.2 million in drug compound manufacturing costs during the six months ended June 30, 2021, $3.1 million consisted of payments made to STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, our manufacturer of QN-165 for our anticipated clinical trials.

For the future, we expect our therapeutic research and development costs to continue to increase and to significantly outweigh our diagnostic research and development costs.

Sales and Marketing Expenses

Sales and marketing expenses during the six months ended June 30, 2021 increased to approximately $272,000 as compared to $181,000 during the six months ended June 30, 2020, primarily due to an increase in payroll and recruiting expenses related to our diagnostics business.

Other Expense (Income)

Change in Fair Value of Warrant Liabilities

During the six months ended June 30, 2021 we experienced (primarily due to a decrease in our stock price during the period) $4.2 million in other income because the fair value of the warrant liabilities arising from our “exploding warrants” series (containing a “double-ratchet” provision) issued by Qualigen, Inc. many years ago to brokers and investors in connection with a 2004 private placement declined to $4.1 million from $8.3 million at December 31, 2020. For the six months ended June 30, 2020, loss on change in fair value of warrant liabilities was $16.2 million due to the reverse recapitalization transaction and an associated increase in the market price of our common stock. Typically a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating an item of income; but an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to continue to result in significant variability in our future quarterly and annual statements of operations based on unpredictable changes in our public market common stock price and the number of warrants outstanding at the end of each quarter.

Interest (Income) Expense, Net

There was about $30,000 in net interest income during the six months ended June 30, 2021 versus net interest expense of approximately $148,000 during the six months ended June 30, 2020. Interest on $1.7 million principal amount of convertible notes payable ceased to accrue when they automatically converted in May 2020 upon the closing of the reverse recapitalization transaction. In addition, between April 1, 2020 and December 31, 2020 we paid off our revolving factoring line of credit facility and repaid approximately $0.9 million to Sekisui. During the second quarter of 2021 we paid off our Equipment Financing Agreements which eliminated all of our notes payable.

Other (Income), Net

There was approximately $3,000 in other income during the six months ended June 30, 2021, and approximately $251,000 in other income during the first six months of 2020, of which $250,000 resulted from a license option fee for our FastPack 2.0 technology.

Liquidity and Capital Resources

As of June 30, 2021, we had $15.2 million of cash and cash equivalents. However, we have suffered recurring losses from operations and expect to continue to do so. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Quarterly Report.

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

Our balance sheet at June 30, 2021 included $4.1 million of warrant liabilities. We do not consider that the warrant liabilities constrain our liquidity, as a practical matter. Our current liabilities at June 30, 2021 included $0.8 million of accounts payable and $1.9 million of accrued expenses and other current liabilities.

Cash Flows

The following table sets forth the significant sources and uses of cash and cash equivalents for the periods set forth below:

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(8,785,057)	$(1,782,080)
Investing activities	(114,691)	(493,159)
Financing activities	155,580	4,528,661
Net increase (decrease) in cash and cash equivalents	$(8,744,168)	$2,253,422

Net Cash Used in (Provided by) Operating Activities

During the six months ended June 30, 2021, operating activities used $8.8 million of cash, primarily resulting from a net loss of $9.0 million. Cash flows from operating activities (as opposed to net loss) for the six months ended June 30, 2021 benefitted from the $0.7 million decrease in prepaid expenses and other assets, a $2.5 million increase in employee/director stock-based compensation expense, a $1.2 million increase in accrued expenses and other current liabilities and a $0.3 million increase in accounts payable, due to higher costs related to therapeutics research and development. On the other hand, cash flows from operating activities (as opposed to net loss) for the six months ended June 30, 2021 were disadvantaged by a $4.2 million decrease in fair value of warrant liabilities and a $0.2 million increase in accounts receivable. The decrease in prepaid expenses was primarily due to the expensing during the period of $1.1 million of previous prepayments to STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, our manufacturer of QN-165 for our anticipated clinical trials, but was offset in part by an approximately $0.6 million increase of prepaid expenses for director and officer liability insurance.

During the six months ended June 30, 2020, operating activities used $1.8 million of cash, primarily resulting from a net loss of $19.5 million. Cash flows from operating activities (as opposed to net loss) for the six months ended June 30, 2020 benefitted from a $16.2 million increase in fair value of warrant liabilities due to the reverse-recapitalization and an associated increase in the market price of our common stock, a $0.4 million increase in employee/director stock-based compensation expense, a $0.8 million decrease in accounts receivable, a $1.1 million increase in accrued expenses and other current liabilities and a $0.2 million increase in accounts payable, due primarily to higher costs related to therapeutics research and development. Cash flows from operating activities (as opposed to net loss) for the six months ended June 30, 2020 were negatively impacted by a $1 million increase in prepaid expenses, primarily due to prepaid director and officer liability insurance policies purchased in connection with the reverse-recapitalization transaction.

Net Cash Used in Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was approximately $0.1 million, primarily related to the purchase of property and equipment.

During the six months ended June 30, 2020, net cash used in investing activities was approximately $0.5 million, primarily related to payments for patents and licenses.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $0.2 million, due to about $0.3 million of net proceeds from exercise of warrants, offset by approximately $0.1 million in principal payments on notes payable. Net cash provided by financing activities for the six months ended June 30, 2020 was $4.5 million, primarily due to $4.0 million in proceeds from the issuance of Series Alpha Preferred Stock and $1.7 million in proceeds from the issuance of notes payable, offset by $1.2 million in principal payments on notes payable.

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to respond to this Item.

4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of June 30, 2021 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

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

We believe that during the quarter ended June 30, 2021 the remediation steps described above had a positive effect and have materially improved our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	July 1, 2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	September 15, 2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	March 22, 2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K		3.1	May 29, 2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K		3.2	May 29, 2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K		3.3	May 29, 2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [name change]	8-K		3.4	May 29, 2020

3.8	Amended and Restated Bylaws of the Company, through August 10, 2021

10.1	Hire offer letter from the Company to Tariq Arshad, dated April 22, 2021
10.2	Letter dated June 22, 2021 to A.G.P./Alliance Global Partners giving notice of termination of Sales Agreement

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 16, 2021	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Michael S. Poirier
	Name:	Michael S. Poirier
	Title:	Chief Executive Officer

