Form 10-Q
period 2021-09-30
Qualigen Therapeutics, Inc.
filed 2021-11-15
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes☒ No

As of November 11, 2021, there were 29,117,100 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$12,319,809	23,976,570
Accounts receivable, net	633,550	615,757
Inventory, net	1,178,007	953,458
Prepaid expenses and other current assets	1,601,512	2,678,894
Total current assets	15,732,878	28,224,679
Right-of-use assets	264,140	430,795
Property and equipment, net	208,958	247,323
Equipment held for lease, net	2,693	17,947
Intangible assets, net	177,562	187,694
Other assets	18,334	18,334
Total Assets	$16,404,564	$29,126,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$908,703	$500,768
Accrued expenses and other current liabilities	1,799,431	746,738
Notes payable, current portion	—	131,766
Deferred revenue, current portion	270,761	486,031
Operating lease liability, current portion	278,901	254,739
Warrant liabilities	2,169,200	8,310,100
Total current liabilities	5,426,996	10,430,142
Notes payable, net of current portion	—	6,973
Operating lease liability, net of current portion	24,993	236,826
Deferred revenue, net of current portion	106,493	158,271
Total liabilities	5,558,482	10,832,212

Stockholders’ equity
Series Alpha convertible preferred stock, $0.001 par value; 7,000 shares authorized; 180 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1	1
Common stock, $0.001 par value; 225,000,000 shares authorized; 29,082,069 and 27,296,061 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	29,082	27,296
Additional paid-in capital	89,500,869	85,114,755
Accumulated deficit	(78,683,870)	(66,847,492)
Total stockholders’ equity	10,846,082	18,294,560
Total Liabilities & Stockholders’ Equity	$16,404,564	$29,126,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Net product sales	$1,155,065	$837,714	$3,693,842	$3,153,536
License revenue	—	—	478,654	—
Collaborative research revenue	—	—	—	45,000
Total revenues	1,155,065	837,714	4,172,496	3,198,536

EXPENSES
Cost of product sales	993,120	921,475	3,112,224	2,721,049
General and administrative	2,756,323	2,664,658	8,582,362	5,562,650
Research and development	2,083,315	870,876	10,091,155	1,706,280
Sales and marketing	130,217	98,045	402,347	279,151
Total expenses	5,962,976	4,555,054	22,188,087	10,269,130

LOSS FROM OPERATIONS	(4,807,910)	(3,717,340)	(18,015,591)	(7,070,594)

OTHER (INCOME) EXPENSE, NET
Loss (gain) on change in fair value of warrant liabilities	(1,942,900)	4,395,300	(6,140,900)	20,596,700
Interest (income) expense, net	(6,801)	715	(36,862)	148,836
Other (income) expense, net	(702)	(2,447)	(3,596)	(253,719)
Total other (income) expense, net	(1,950,403)	4,393,568	(6,181,358)	20,491,817

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,857,507)	(8,110,908)	(11,834,233)	(27,562,411)

PROVISION FOR INCOME TAXES	1,011	2,305	2,146	2,283

NET LOSS	$(2,858,518)	$(8,113,213)	$(11,836,378)	$(27,564,694)

Net loss per common share, basic and diluted	$(0.10)	$(0.41)	$(0.41)	$(2.41)
Weighted—average number of shares outstanding, basic and diluted	29,026,211	19,799,468	28,683,972	11,434,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series Alpha Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount $	Shares	Amount $	Capital	Deficit	Total
Balance at December 31, 2020	180	$1	27,296,061	$27,296	$85,114,755	$(66,847,492)	$18,294,560
Stock issued upon cash-exercise of warrants			1,319,625	1,320	243,261		244,581
Stock issued upon net-exercise of warrants			192,373	192	(192)		—
Stock issued for professional services			25,000	25	101,725		101,750
Stock-based compensation					1,262,123		1,262,123
Net Loss						(3,672,627)	(3,672,627)
Balance at March 31, 2021	180	1	28,833,059	28,833	86,721,672	(70,520,119)	16,230,387
Stock issued upon cash-exercise of warrants			69,129	69	49,669		49,738
Stock-based compensation					1,286,926		1,286,926
Net Loss						(5,305,233)	(5,305,233)
Balance at June 30, 2021	180	1	28,902,188	28,902	88,058,267	(75,825,352)	12,261,818
Stock issued upon cash-exercise of warrants			179,881	180	129,245		129,425
Stock-based compensation					1,313,357		1,313,357
Net Loss						(2,858,518)	(2,858,518)
Balance at September 30 2021	180	$1	29,082,069	$29,082	$89,500,869	$(78,683,870)	$10,846,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series D-1 Convertible		Series Alpha Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Capital	Deficit	Total

Balance at December 31, 2019	2,412,887	$24,129	7,707,736	$77,077	3,300,715	$33,007	1,508,305	$15,083	643,511	$6,435	—	$—	5,602,214	$56,026	$45,153,733	$(46,428,550)	$(1,063,060)
Stock-based compensation															7,866		7,866
Net Loss																(872,576)	(872,576)
Balance at March 31, 2020	2,412,887	$24,129	7,707,736	$77,077	3,300,715	$33,007	1,508,305	$15,083	643,511	$6,435	—	$—	5,602,214	$56,026	$45,161,599	$(47,301,126)	$(1,927,770)
Issuance of common stock for conversion of preferred stock	(2,412,887)	(24,129)	(7,707,736)	(77,077)	(3,300,715)	(33,007)	(1,508,305)	(15,083)	(643,511)	(6,435)	(740)	(1)	7,042,660	7,042	148,690		—
Issuance of common stock for conversion of notes payable and accrued interest													1,775,096	1,775	1,582,633		1,584,408
Issuance of Series Alpha preferred shares upon closing of private placement											5,010	5		—	4,009,995		4,010,000
Effect of reverse recapitalization													(2,095,826)	(52,519)	863,405		810,886
Issuance of Series Alpha preferred stock for conversion of notes payable											350	—			350,000		350,000
Shares and warrants issued to advisor upon closing of private placement													1,217,147	1,217	1,103,891		1,105,108
Fair value of shares issued to advisor upon closing of private placement															(902,250)		(902,250)
Fair value of warrants issued to advisor upon closing of private placement															(202,858)		(202,858)
Stock issued for professional services													46,967	47	239,953		240,000
Stock-based compensation															358,625		358,625
Net Loss																(18,578,905)	(18,578,905)
Balance at June 30, 2020	—	—	—	—	—	—	—	—	—	—	4,620	4	13,588,258	13,588	52,713,683	(65,880,031)	(13,152,756)
Issuance of common stock for conversion of preferred stock											(3,922)	(3)	5,303,773	5,303	(5,300)		—
Shares and (exercised) warrants issued pursuant to Securities Purchase Agreements													3,637,874	3,639	17,997,142		18,000,781
Commission and offering costs of Securities Purchase Agreements															(835,904)		(835,904)
Stock-based compensation															1,212,451		1,212,451
Net Loss																(8,113,213)	(8,113,213)
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	698	$1	22,529,905	$22,530	$71,082,072	$(73,993,244)	$(2,888,641)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,836,378)	$(27,564,694)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	82,404	110,279
Amortization of right-of-use assets	166,657	101,869
Accounts receivable reserves and allowances	15,295	(11,441)
Inventory reserves	20,040	76,233
Common stock issued for professional services	101,750	—
Stock-based compensation	3,862,406	1,578,942
Change in fair value of warrant liabilities	(6,140,900)	20,596,700

Changes in operating assets and liabilities:
Accounts receivable	(33,088)	798,097
Inventory and equipment held for lease	(138,885)	(223,948)
Prepaid expenses and other assets	1,077,381	(623,647)
Accounts payable	407,933	(295,088)
Accrued expenses and other current liabilities	1,052,693	(485,604)
Operating lease liability	(187,671)	(112,166)
Deferred revenue	(267,047)	(243,887)
Net cash used in operating activities	(11,817,410)	(6,298,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(117,463)	(137,945)
Payments for patents and licenses	(6,893)	(542,190)
Net cash used in investing activities	(124,356)	(680,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series Alpha preferred shares upon closing of private placement	—	4,010,000
Proceeds from issuance of shares and warrants to investor upon closing of Securities Purchase Agreement	—	18,000,781
Commission and offering costs of Securities Purchase Agreements	—	(835,904)
Net proceeds from the issuance of notes payable	—	1,682,661
Net proceeds from warrant exercises	423,744	—
Principal payments on notes payable	(138,739)	(1,542,203)
Net cash provided by financing activities	285,005	21,315,335

Net change in cash and cash equivalents	(11,656,761)	14,336,844

CASH AND CASH EQUIVALENTS - beginning of period	23,976,570	128,696
CASH AND CASH EQUIVALENTS - end of period	$12,319,809	$14,465,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,233	$47,729
Taxes	$2,200	$5,272

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for professional services	$—	$240,000
Issuance of common stock for conversion of debt	$—	$1,350,198
Issuance of common stock for conversion of accrued interest	$—	$234,210
Issuance of common stock for conversion of preferred stock	$—	$148,690
Issuance of preferred stock for conversion of debt	$—	$350,000
Fair value of shares issued to advisor upon closing of private placement	$—	$902,250
Fair value of warrants issued to advisor upon closing of private placement	$—	$202,858
Effect of reverse recapitalization	$—	$810,886
Initial measurement of operating lease right-of-use assets	$—	$663,110
Fair value of shares issued for cashless warrant exercises	$722,970	$—
Net transfers to inventory from equipment held for lease	$1,304	$5,439

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

Accounting Estimates

Management uses estimates and assumptions in preparing its condensed consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant estimates relate to the estimated fair value of warrant liabilities, stock-based compensation, amortization and depreciation, inventory reserves, allowances for doubtful accounts and returns, and warranty reserve. Actual results could vary from the estimates that were used.

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

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the three and nine months ended September 30, 2021 and 2020, no such impairment losses have been recorded. All long-lived assets of the Company are located in the U.S.

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

Accounts receivable is comprised of the following at:

	September 30, 2021	December 31, 2020
Accounts Receivable	$662,718	$629,630
Less Allowances	(29,168)	(13,873)
	$633,550	$615,757

Research and Development

The Company expenses research and development costs as incurred.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales which totaled approximately $29,000 and $32,000, respectively, for the three months ended September 30, 2021 and 2020, and approximately $88,000 and $86,000, respectively, for the nine months ended September 30, 2021 and 2020. Other shipping and handling costs included in general and administrative, research and development, and sales and marketing expenses totaled approximately $3,000 and $2,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $8,000 for each period for the nine months ended September 30, 2021 and 2020, respectively.

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

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable upfront fees allocated to the license when the license is transferred to the customer and the customer can benefit from the license. For licenses that are bundled with other performance obligations, management uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition. During the three months ended September 30, 2021 and 2020, the Company recognized license revenue of $0 and $0, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized license revenue of $479,000 and $0, respectively.

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

Collaborative research revenue is recognized as research services are performed over the development periods for each agreement. During the three months ended September 30, 2021 and 2020, the Company recognized collaborative research revenue of $0 and $0, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized collaborative research revenue of $0 and $45,000, respectively.

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

During the three months ended September 30, 2021 and 2020, product sales are stated net of an allowance for estimated returns of approximately $0 and $30,000, respectively. During the nine months ended September 30, 2021 and 2020, product sales are stated net of an allowance for estimated returns of approximately $1,000 and $6,000 respectively.

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

Property and Equipment, Net

Property and equipment are stated at cost and are presented net of accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Machinery and equipment	5 years
Computer equipment	3 years
Molds and tooling	5 years
Furniture and fixtures	5 years

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

The carrying value of the patents of approximately $164,000 and $169,000 at September 30, 2021 and December 31, 2020, respectively, are stated net of accumulated amortization of approximately $315,000 and $303,000, respectively. Amortization of patents charged to operations for the three months ended September 30, 2021 and 2020 was approximately $4,000 and $3,000, respectively, and for the three and nine months ended September 30, 2021 and 2020 was approximately $12,000 and $10,000, respectively. Total future estimated amortization of patent costs for the five succeeding years is approximately $4,000 for the remaining three months in the year ending December 31, 2021, approximately $19,000 for the year ending December 31, 2022, approximately $18,000 for year 2023, approximately $15,000 for year 2024, approximately $14,000 for year 2025 and approximately $94,000 thereafter.

The carrying value of the in-licenses of approximately $14,000 and $19,000 at September 30, 2021 and December 31, 2020 are stated net of accumulated amortization of approximately $405,000 and $400,000, respectively. Amortization of licenses charged to operations for the three months ended September 30, 2021 and 2020 was approximately $2,000 for each period, and for the nine months ended September 30, 2021 and 2020 was approximately $5,000 for each period. Total future estimated amortization of license costs is approximately $2,000 for the remaining three months in the year ending December 31, 2021, approximately $7,000 for the year ending December 31, 2022 and approximately $5,000 for the year ending December 31, 2023.

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

Warranty Reserve

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

Accrued warranty liabilities were approximately $51,000 and $25,000, respectively, for the periods ended September 30, 2021 and December 31, 2020 and are included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Warranty costs were approximately $24,000 and $28,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $72,000 and $89,000 for the nine months ended September 30, 2021 and 2020, respectively, and are included in cost of product sales in the statements of operations.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants, and convertible preferred stock are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2021 and 2020, stock options, warrants, and convertible preferred stock exercisable or convertible for approximately 13.7 million shares and 14.8 million shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Comprehensive loss is the same as net loss for all periods presented.

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

NOTE 2 — LIQUIDITY

The Company has incurred recurring losses from operations and has an accumulated deficit at September 30, 2021, and the Company expects to continue to incur losses subsequent to the balance sheet date of September 30, 2021. The Company’s reverse recapitalization transaction with Ritter closed in May 2020 together with an associated new equity capital raise of approximately $4.0 million, and approximately $1.9 million in convertible notes payable were converted into shares of the Company’s capital stock. In July, August and December 2020, the Company raised an additional $30.0 million through three Securities Purchase Agreements with a single institutional investor (see Note 10). Based on the Company’s current cash position, currently planned expenditures and level of operations, the Company believes it has sufficient capital to fund operations for the 12-month period subsequent to the issuance of the interim financial information. However, there is no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. Also, beyond such 12-month period, planned research and development activities, capital expenditures, clinical and pre-clinical testing, and commercialization activities of the Company’s products are expected to require significant additional financing. Additional financing may not be available on acceptable terms or at all.

NOTE 3 — INVENTORY, NET

Inventory, net consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Raw materials	$749,730	$579,765
Work in process	345,913	309,826
Finished goods	82,364	63,867
	$1,178,007	$953,458

As of September 30, 2021 and December 31, 2020, total inventory is recorded net of inventory reserves of $128,000 and $108,000, respectively.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Prepaid insurance	$1,528,472	$1,307,864
Prepaid manufacturing expenses	45,579	1,181,029
Prepaid investor relations expenses	—	150,000
Other prepaid expenses	27,461	40,001
	$1,601,512	$2,678,894

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Machinery and equipment	$2,477,913	$2,401,470
Construction in progress–equipment	—	104,400
Computer equipment	338,415	443,865
Leasehold improvements	327,894	321,033
Molds and tooling	260,002	260,002
Furniture and fixtures	143,013	138,699
	3,547,237	3,669,469
Less Accumulated depreciation	(3,338,279)	(3,422,146)
	$208,958	$247,323

Depreciation expense relating to property and equipment was approximately $19,000 and $10,000 for the three months ended September 30, 2021 and 2020, respectively, and $51,000 and $28,000 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Board compensation	$17,500	$15,091
Bonus	280,839	—
Consulting	154,400	—
Franchise, sales and use taxes	15,771	30,353
Income taxes	3,272	3,326
Patent and license fees	—	7,204
Payroll	101,514	4,566
Professional fees	107,686	58,261
Research and development	751,820	237,504
Royalties	8,294	491
Vacation	267,766	230,457
Warranty costs	50,783	24,871
Other	39,786	134,614
	$1,799,431	$746,738

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

In exchange for the Series C Warrants, upon closing of the merger with Ritter, the holders received warrants to purchase an aggregate of 4,713,490 shares of the Company’s common stock at $0.72 per share, subject to adjustment. As of September 30, 2021, the warrants received in exchange for the Series C Warrants have remaining terms ranging from 2.1 to 2.7 years. The warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, resulting from inclusion of a leveraged ratchet provision for subsequent dilutive issuances.

The following table summarizes the activity in the warrants received in exchange for the Series C Warrants for the nine months ended September 30, 2021:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining (Years)
Total outstanding – December 31, 2020	3,378,596	$0.72
Exercised	(722,618)	0.72
Forfeited	(36,097)	0.72
Expired	—	—
Granted	—	—
Total outstanding – September 30, 2021	2,619,881	$0.72
Exercisable	2,619,881	$0.72	$0.72	2.25

Of the 722,618 shares issued upon the exercise of warrants (previously received in exchange for the Series C Warrants) during the nine months ended September 30, 2021, 156,861 shares were issued upon net-exercises rather than upon exercises for cash.

The following table summarizes the activity in the warrants received in exchange for the Series C Warrants activity for the nine months ended September 30, 2020:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Lifevv (Years)
Total outstanding – December 31, 2019	—	$—
Series C preferred stock warrants exchanged for common stock warrants upon reverse recapitalization	4,713,490	0.72
Forfeited	—	—
Expired	—	—
Granted	—	—
Total outstanding – September 30, 2020	4,713,490	$0.72
Exercisable	4,713,490	$0.72	$0.72	3.57

The following table presents the Company’s fair value hierarchy for its warrant liabilities (all of which arise under the warrants received in exchange for the Series C Warrants) measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2021:

Warrant liabilities	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance as of December 31, 2020	$—	$—	$8,310,100	$8,310,100
Change in fair value of warrant liabilities	—	—	(6,140,900)	(6,140,900)
Balance as of September 30, 2021	$—	$—	$2,169,200	$2,169,200

There were no transfers of financial assets or liabilities between category levels for the three and nine months ended September 30, 2021.

During the nine months ended September 30, 2021 the Company recorded $6.1 million gain in other income because the fair value of the warrant liabilities declined to $2.2 million from $8.31 million at December 31, 2020, primarily due to a reduction in the stock price and to warrant exercises. For the nine months ended September 30, 2020, change in fair value of warrant liabilities was $20.6 million due to the reverse recapitalization transaction.

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

The following table shows the range of assumptions used in estimating the fair value of warrant liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	Range
Risk-free interest rate	0.31 — 0.46%	0.17 — 0.22%
Expected volatility (peer group)	82.00 — 86.00%	82.00%
Term of warrants (in years)	2.14 — 2.74	2.90 — 3.49
Expected dividend yield	0.00%	0.00%

NOTE 8 — LEASES

The Company leases its facilities under a long-term operating lease agreement expiring in October 2022. The tables below show the operating lease right-of-use assets and operating lease liabilities as of December 31, 2020 and September 30, 2021, including the changes during the periods:

Operating lease right-of-use assets
Net right-of-use assets at December 31, 2020	$430,795
Less amortization of operating lease right-of-use assets	(166,655)
Operating lease right-of-use assets at September 30, 2021	$264,140

Operating lease liabilities
Lease liabilities arising from obtaining right-of-use assets at April 1, 2020:	$491,565
Less principal payments on operating lease liabilities	(187,671)
Lease liabilities at September 30, 2021	303,894
Less non-current portion	(24,993)
Current portion at September 30, 2021	$278,901

As of September 30, 2021, the Company’s operating leases have a weighted-average remaining lease term of 1.1 years and a weighted-average discount rate of 8.9%.

As of September 30, 2021, future minimum payments during the next five fiscal years and thereafter are as follows:

Year Ending December 31,	Amount
2021 (nine months)	$73,335
2022	246,650
2023	—
Total	319,985
Less present value discount	(16,091)
Operating lease liabilities	$303,894

Total lease expense was approximately $83,000 and $86,000 for the three months ended September 30, 2021 and 2020 respectively, and approximately $255,000 and $257,000, respectively, for the nine months ended September 30, 2021 and 2020. Lease expense was recorded in cost of product sales, general and administrative expenses, research and development and sales and marketing expenses.

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

Sponsored research expenses related to these agreements for the three months ended September 30, 2021 and 2020 were approximately $83,000 and $0, and for the nine months ended September 30, 2021 and 2020 were approximately $235,000 and $2,000, respectively, and these amounts are recorded in research and development expenses in the statements of operations. Minimum annual royalties were approximately $0 and $0 related to these agreements are included in research and development expenses in the statements of operations for the three months ended September 30, 2021 and 2020, respectively, and approximately $0 and $10,000 related to these agreements are included in research and development expenses in the statements of operations for the nine months ended September 30, 2021 and 2020, respectively. License costs were approximately $50,000 and $0 related to these agreements for the three months ended September 30, 2021 and 2020, respectively, and approximately $103,000 and $0 related to these agreements for the nine months ended September 30, 2021 and 2020, respectively, and are included in research and development expenses in the statements of operations.

In March 2019, the Company entered into a sponsored research agreement and an option for a license agreement with ULRF for development of several small-molecule RAS interaction inhibitor drug candidates. Under the terms of this agreement, the Company will reimburse ULRF for sponsored research expenses of up to $693,000 for this program. In February 2021, the Company extended the term of this agreement for an additional 18 months (expires July 2022) and increased the amount that the Company will reimburse ULRF for sponsored research expenses from $693,000 to approximately $1.8 million. In July 2020, the Company entered into an exclusive license agreement with ULRF for RAS interaction inhibitor drug candidates. Under the agreement, the Company will take over development, regulatory approval and commercialization of the candidates from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $112,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company has agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patent, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to July 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $20,000 to $100,000) for such year.

Sponsored research expenses related to these agreements for the three months ended September 30, 2021 and 2020 were approximately $264,000 and $50,000, respectively, and for the nine months ended September 30, 2021 and 2020 were approximately $469,000 and $297,000, respectively, and are recorded in research and development expenses in the statements of operations. License costs related to these agreements for the three months ended September 30, 2021 and 2020 were approximately $18,000 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 were approximately $58,000 and $0, respectively, and are included in research and development expenses in the statements of operations.

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

Sponsored research expenses related to these agreements for the three months ended September 30, 2021 and 2020 were approximately $12,000 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 were approximately $106,000 and $0, respectively, and are recorded in research and development expenses in the statements of operations. License costs related to these agreements for the three months ended September 30, 2021 and 2020 were approximately $11,000 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 were approximately $27,000 and $0, respectively, and are recorded in research and development expenses in the statements of operations.

Advanced Cancer Therapeutics

In December 2018, the Company entered into a license agreement with Advanced Cancer Therapeutics, LLC (“ACT”), granting the Company exclusive rights to develop and commercialize QN-165, an aptamer-based drug candidate. In return, ACT received a $25,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock. In addition, the Company agreed to pay ACT (i) royalties, on net sales associated with the commercialization of QN-165, of 2% (only if patent-covered and only on net sales above a cumulative $3,000,000) or 1% (if not patent-covered, but only on net sales above a cumulative $3,000,000), until the 15th anniversary of the ACT license agreement and (ii) milestone payments of $100,000 for the Company raising a cumulative total of $2,000,000 in new equity financing after the date of the ACT license agreement, $100,000 upon any first QN-165-based licensed product receiving the CE Mark or similar FDA status, and $500,000 upon cumulative worldwide QN-165-based licensed product net sales reaching $3,000,000. For the three months ended September 30, 2021 and 2020, there were $0 and $100,000 in license costs, respectively, and for the nine months ended September 30, 2021 and 2020, there were approximately $2,000 and $110,000, in license costs, respectively; these costs are included in research and development expenses in the statements of operations.

Prediction Biosciences

In November 2015, the Company entered into a long-term development and supply agreement with Prediction Biosciences SAS to develop and manufacture diagnostic tests for use in the stroke point-of-care market. The Company recognizes development revenue and product sales over the performance period of the contract. For the three months ended September 30, 2021 and 2020 there was $0 for each period, and for the nine months ended September 30, 2021 and 2020, there was $0 and $45,000, respectively, in collaborative research revenue related to this agreement.

Sekisui Diagnostics

In March 2018, the Company extended a strategic partnership entered into in May 2016 with Sekisui Diagnostics, LLC (“Sekisui”). The Company appointed Sekisui as its diagnostics commercial partner and exclusive worldwide distributor with the exception of certain customer accounts retained by Qualigen; Sekisui’s distribution arrangement is currently set to expire on March 31, 2022. The agreement contains a right of first refusal for Sekisui against any potential acquisition of the Company; the right of first refusal is currently set to expire on March 31, 2022.

There were product sales to Sekisui of approximately $810,000 and $476,000 for the three months ended September 30, 2021 and 2020, and product sales of approximately $2.5 million and $1.9 million related to this agreement for the nine months ended September 30, 2021 and 2020.

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

Under the Technology Transfer Agreement, the Company received net cash payments of $250,000 in the final quarter of the year ended December 31, 2020, classified as deferred revenue on the December 31, 2020 balance sheet, and a cash payment of $420,000 during the first quarter of 2021. The Company will also receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. Of these amounts, the Company recognized approximately $38,000 in product sales and $479,000 in license revenue included in the statement of operations for the nine months ended September 30, 2021. On the balance sheet at September 30, 2021, the Company had deferred revenue of approximately $153,000 related to this agreement. The Company provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

The Company gave Yi Xin the exclusive rights for China – which is a market the Company has not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of the Company’s existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of the Company’s existing generations of FastPack products); any such non-China sales would, until March 31, 2022, need to be through Sekisui. In addition, after March 31, 2022, Yi Xin will have the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Also, after March 31, 2022, Yi Xin will have the right to buy Company-manufactured FastPack 1.0, IP and PRO products from the Company at distributor prices for resale in and for the United States (but not to or toward current US customers of those products); the Company did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack 1.0, IP and PRO product lines, even after March 31, 2022. In the Technology Transfer Agreement, the Company confirmed that it would not, after March 31, 2022, seek new FastPack customers outside the United States. All of the March 31, 2022 dates in this paragraph are as established by an August 2021 amendment of the Technology Transfer Agreement.

STA Pharmaceutical

In November 2020, the Company entered into a contract with STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, for GMP production of QN-165, the Company’s lead drug candidate for the treatment of COVID-19 and other viral diseases, for potential clinical trials in 2021. In connection with this agreement, the Company paid an upfront deposit of approximately $1.1 million which was classified as prepaid expenses on the December 31, 2020 balance sheet date, and all of which was included in research and development expenses in the statement of operations for the nine months ended September 30, 2021.

Research and development expenses related to this agreement for the three months ended September 30, 2021 and 2020 were approximately $118,000 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 were approximately $3.2 million and $0, respectively, and are recorded in research and development expenses in the statements of operations.

NOTE 10 — STOCKHOLDERS’ EQUITY

As of September 30, 2021 and December 31, 2020, the Company had two classes of capital stock: common stock and Series Alpha convertible preferred stock.

Common Stock

Holders of common stock generally vote as a class with the holders of the preferred stock and are entitled to one vote for each share held. Subject to the rights of the holders of the preferred stock to receive preferential dividends, the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. Following payment of the liquidation preference of the preferred stock, as of September 30, 2021 any remaining assets would be distributed ratably among the holders of the common stock and, on an as-if-converted basis, the holders of Series Alpha convertible preferred stock upon liquidation, dissolution or winding up of the affairs of the Company. The holders of common stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions.

At September 30, 2021, the Company has reserved 13,737,576 shares of authorized but unissued common stock for possible future issuance. At September 30, 2021, shares were reserved in connection with the following:

Exercise of outstanding stock options	4,133,856
Exercise of outstanding stock warrants	9,360,302
Conversion of outstanding Series Alpha preferred stock	243,418
Total	13,737,576

Series Alpha Preferred Stock

In the nine-month period ended September 30, 2021, no shares of Series Alpha convertible preferred stock were converted into shares of the Company’s common stock, and there were 180 shares of Series Alpha preferred stock outstanding at September 30, 2021 and December 31, 2020.

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

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which provides for the granting of incentive or nonstatutory common stock options to qualified employees, officers, directors, consultants and other service providers. At September 30, 2021 and December 31, 2020 there were 4,040,000 and 3,917,500 outstanding options respectively under the 2020 Plan and on those dates there were 3,517,157 and 139,657 unused 2020 Plan shares available, respectively, for future grant. The shares available for future grant at September 30, 2021 reflect a 2020 Plan amendment approved by the Company’s stockholders on August 9, 2021 where the number of shares of common stock available for issuance under the 2020 Plan was increased by 3,500,000.

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that are outstanding at September 30, 2021, and changes during the nine-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	4,011,356	$7.05	$3.52—1,465.75	9.29
Granted	127,000	2.12	1.80—3.29	9.58
Expired	—	—	—	—
Forfeited	(4,500)	3.68	3.52 — 4.97	—
Total outstanding – September 30, 2021	4,133,856	$6.90	$1.80 — 1,465.75	8.57
Exercisable (vested)	1,314,194	$11.41	$3.52 — 1,465.75	8.12
Non-Exercisable (non-vested)	2,819,662	$4.80	$1.80 — 5.13	8.79

There was approximately $1.3 million and $1.2 million of compensation cost related to outstanding options for the three months ended September 30, 2021 and 2020, respectively, and approximately $3.9 million and $1.6 million of compensation cost related to outstanding options for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was approximately $8.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.73 years.

No stock options were exercised during the nine months ended September 30, 2021.

The exercise price for an option issued under the 2020 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2020 Plan will vest as determined by the Board of Directors but will not exceed a ten-year period. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2021 was $1.68.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	102%	102%
Risk-free interest rate	0.84% — 1.18%	0.33% — 0.59%
Expected average term of options	6.0	6.0
Stock price	$2.12	$ 4.70 — 5.13

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	For the nine months ended September 30,
	2021	2020
General and administrative	$3,329,310	$1,317,263
Research and development	533,096	261,679
Total	$3,862,406	$1,578,942

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

No compensatory warrants were issued during the nine months ended September 30, 2021.

The following table summarizes the activity in the common stock equity classified compensatory warrants received in exchange for the Series C convertible preferred stock equity classified compensatory warrants for the nine months ended September 30, 2021:

	Common Stock
		Weighted– Average	Range of	Weighted– Average Remaining
		Exercise	Exercise	Life
	Shares	Price	Price	(Years)
Total outstanding – December 31, 2020	1,294,217	$1.66
Granted	—	—
Exercised	(38,390)	2.09
Expired	—	—
Forfeited	(65,179)	2.07
Total outstanding – September 30, 2021	1,190,648	$1.62
Exercisable	1,190,648	$1.62	$1.11 — 2.54	3.50
Non-Exercisable	—	$—	$—	—

Of the 38,390 shares issued upon the exercise of equity classified compensatory warrants during the nine months ended September 30, 2021, 35,512 shares were issued upon net-exercises rather than upon exercises for cash.

The following table summarizes the activity in the common stock equity classified compensatory warrants received in exchange for the Series C convertible preferred stock equity classified compensatory warrants for the nine months ended September 30, 2020:

	Common Stock
		Weighted– Average	Range of	Weighted– Average
		Exercise	Exercise	Remaining
	Shares	Price	Price	Life (Years)
Total outstanding – December 31, 2019	—	$—
Common stock warrants received in exchange for Series C preferred stock warrants upon reverse recapitalization	668,024	2.34
Granted to advisor and its designees	811,431	1.11
Expired	—	—
Forfeited	—	—
Total outstanding – September 30, 2020	1,479,455	$1.67
Exercisable	664,428	$2.34	$2.07 — 2.54	3.78
Non-Exercisable	815,027	$1.11	$1.11 — 2.54	4.65

There were no compensation cost related to outstanding equity classified compensatory warrants for the nine months ended September 30, 2021 and approximately $8,000 for the nine months ended September 30, 2020. As of September 30, 2021 and 2020, there was no unrecognized compensation cost related to nonvested equity classified compensatory warrants.

Noncompensatory Equity Classified Warrants

In May 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to an investor for the purchase of 270,478 shares of Company common stock at an exercise price of $1.11 per share (of which warrants for 200,000 shares were subsequently exercised in December 2020). In July 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 780,198 shares of Company common stock at an exercise price of $0.001 per share (which were subsequently exercised in July 2020), and 1,920,678 shares of Company common stock at an exercise price of $5.25 per share. In August 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,287,829 shares of Company common stock at an exercise price of $6.00 per share. Lastly, in December 2020, the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,000,000 shares of Company common stock at an exercise price of $0.01 per share (which were exercised in February 2021) and 2,191,010 shares of Company common stock at an exercise price of $4.07 per share. No noncompensatory equity classified warrants were issued during the nine months ended September 30, 2021.

The following table summarizes the noncompensatory equity classified warrant activity for the nine months ended September 30, 2021:

	Common Stock
		Weighted– Average	Range of	Weighted– Average Remaining
		Exercise	Exercise	Life
	Shares	Price	Price	(Years)
Total outstanding – December 31, 2020	6,549,777	$4.37
Granted	—	—
Exercised	(1,000,000)	0.01
Expired	—	—
Forfeited	—	—
Total outstanding – September 30, 2021	5,549,777	$5.15
Exercisable	5,549,777	$5.15	$1.11 — 2,325.00	1.08
Non-Exercisable	—	$—	—	—

NOTE 11 — RELATED PARTY TRANSACTIONS

In October 2017, Sekisui purchased all outstanding shares of the Company’s Series D and Series D-1 preferred stock from Gen-Probe Incorporated. As such, Sekisui became a related party as of October 2017. These Series D and Series D-1 preferred stock shares were converted into 1,980,233 shares of the Company’s common stock in connection with the reverse recapitalization transaction in May 2020. During the nine-months transition period ended December 31, 2020, Sekisui ceased to be a related party as to the Company. In the attached financial statements, information for 2020 periods is presented without distinct “related party” treatment for items pertaining to Sekisui.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	there can be no assurance that we will successfully develop any drugs or therapeutic devices;

●	there can be no assurance that preclinical or clinical development of our candidate drugs or therapeutic devices will be successful;

●	there can be no assurance that clinical trials will be approved to begin by or will actually begin by or will proceed as contemplated by any projected timeline;

●	there can be no assurance that clinical trials will complete enrollment as contemplated by any projected timeline;

●	there can be no assurance that future clinical trial data will be favorable or that such trials will confirm any improvements over other products or lack negative impacts;

●	there can be no assurance that any drugs or therapeutic devices will receive required regulatory approvals or that they will be commercially successful;

●	there can be no assurance that we will be able to procure or earn sufficient working capital to complete the development, testing and launch of our prospective therapeutic products;

●	there can be no assurance that patents will issue on our owned and in-licensed patent applications;

●	there can be no assurance that such patents, if any, and our current owned and in-licensed patents would prevent competition;

●	there can be no assurance that we will be able to maintain or expand market demand and/or market share for our diagnostic products generally, particularly in view of COVID-19-related deferral of patients’ physician-office visits and in view of FastPack reimbursement pricing challenges;

●	there can be no assurance that adoption and placement of FastPack PRO System analyzers will be widespread; and

●	there can be no assurance that we will be able to manufacture our FastPack PRO System analyzers successfully.

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

On July 13, 2021, we filed an Investigational New Drug (IND) application with the FDA to seek approval to commence Phase 1b/2a clinical studies with QN-165 in hospitalized COVID-19 patients, but on August 11, 2021 the FDA informed us that additional preclinical studies would be required in order for such application to be cleared. There can be no assurance when (if ever) the FDA would clear this IND application or any other IND application we may file. We have since decided to deprioritize this QN-165 program.

Because our therapeutic candidates are still in the development stage, our only products that are currently commercially available are the FastPack System diagnostic instruments and test kits. The FastPack System menu includes rapid point-of-care diagnostic tests for cancer, men’s health, hormone function and vitamin D status. Since inception, our sales of FastPack products have exceeded $100 million. We have always utilized a “razor and blades” pricing strategy, providing analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits. Pursuant to a distribution agreement, we are required to rely on our diagnostics distribution partner Sekisui Diagnostics, LLC (“Sekisui”) for most FastPack distribution worldwide until March 31, 2022. We maintain direct distribution for certain house accounts, including selling our total testosterone test kits to Low T Center, Inc. (“Low T”), the largest men’s health group in the US, with 41 locations. We have licensed and technology-transferred our FastPack System technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd., for the China diagnostics market.

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

Our expectation is that upon regaining FastPack distribution rights from Sekisui, we would be able to improve the profitability of our diagnostics business. However, we also expect that in the first quarter of 2022, Sekisui will taper down its purchases of our diagnostic products, because Sekisui will want to minimize its inventory of our products which it owns on March 31, 2022, when the Sekisui distribution arrangement will end. We expect this one-off factor will adversely affect our net product sales, gross profit margin and net income (loss) for the first quarter of 2022.

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

Under the Technology Transfer Agreement, we received net cash payments of $250,000 in the final quarter of calendar 2020, classified as deferred revenue as of the balance sheet date of December 31, 2020, and a cash payment of $420,000 during the first quarter of 2021. In addition, we will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. Of these amounts, we recognized approximately $38,000 in product sales and $479,000 in license revenue included in the statement of operations for the nine months ended September 30, 2021, but none in the three months ended September 30, 2021.

We provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

In the Technology Transfer Agreement (as amended in August 2021), we gave Yi Xin the exclusive rights for China – which is a market we have not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of our existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of our existing generations of FastPack products); any such non-China sales would, until March 31, 2022, need to be through Sekisui. In addition, after March 31, 2022, Yi Xin will have the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Also, after March 31, 2022, Yi Xin will have the right to buy Qualigen-manufactured FastPack 1.0, IP and PRO products from us at distributor prices for resale in and for the United States (but not to or toward current US customers of those products); we did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack product lines, even after March 31, 2022.

In the Technology Transfer Agreement, we also confirmed that we would not, after March 31, 2022, the expiration of the Sekisui Distribution Agreement, seek new FastPack customers outside the United States.

Yi Xin is a newly-formed company and is subject to many risks. There can be no assurance that Yi Xin will successfully commercialize any products or that we will receive any royalties from Yi Xin.

Warrant Liabilities

In 2004, Qualigen, Inc. issued a series of Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 Ritter reverse recapitalization transaction and are now exercisable for Qualigen Therapeutics common stock. These warrants were so-called “exploding warrants” – they contained a provision that if Qualigen, Inc. issued shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price would be re-set to such new price and the number of shares underlying the warrants would be increased in the same proportion as the exercise price decrease. For accounting purposes, such “exploding warrants” give rise to “warrant liabilities” (even though there is not any “liability” in the sense that we would be obligated to pay any cash sum to anyone). Although the fair value of the warrants was immaterial at March 31, 2020, the operation of the “double-ratchet” provisions in these “exploding warrants” in connection with the reverse-recapitalization transaction now allow the holders to exercise for a significantly higher number of shares than before and at a significantly lower price than the current market price of our shares. Accounting principles generally accepted in the United States (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our balance sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our statements of operations. The size of these warrant liabilities at September 30, 2021 was quite large ($2.2 million) and caused a significant distortion of our balance sheet at September 30, 2021 and our results of operations for the three and nine months ended September 30, 2021. Because this fair value will be determined each quarter on a “mark-to-market” basis, this item will usually result in significant variability in our future quarterly and annual statements of operations and balance sheets based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in a (possibly quite large) increase in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a (possibly quite large) decrease in the fair value of the warrant liabilities. Approximately 44% of these “exploding warrants” were exercised or forfeited after the May 2020 Ritter reverse recapitalization transaction through September 30, 2021, which will tend to reduce the amplitude of this variability. (There were 2,619,881 and 3,378,596 of these “exploding warrants” outstanding at September 30, 2021 and December 31, 2020, respectively.) We will continue to encourage the holders of these warrants to exercise them, and if the number of outstanding “exploding warrants” is further reduced the potential amplitude of the changes in the warrant liabilities will correspondingly be further reduced.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021	2020
REVENUES
Net product sales	$1,155,065	$837,714
License revenue	—	—
Collaborative research revenue	—	—
Total revenues	1,155,065	837,714

EXPENSES
Cost of product sales	993,120	921,475
General and administrative	2,756,323	2,664,658
Research and development	2,083,315	870,876
Sales and marketing	130,217	98,045
Total expenses	5,962,975	4,555,054

LOSS FROM OPERATIONS	(4,807,910)	(3,717,340)

OTHER EXPENSE (INCOME), NET
Loss (gain) on change in fair value of warrant liabilities	(1,942,900)	4,395,300
Interest (income) expense, net	(6,801)	715
Other (income), net	(702)	(2,447)
Total other expense (income), net	(1,950,403)	4,393,568

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,857,507)	(8,110,908)

PROVISION FOR INCOME TAXES	1,011	2,305

NET LOSS	$(2,858,518)	$(8,113,213)

Revenues

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the three-month periods ended September 30, 2021 and 2020 were approximately $1.2 million and $0.8 million, respectively, representing an increase of approximately $0.3 million, or 38%. This improvement was due to a recovery from the effects of the COVID-19 pandemic experienced during the prior year.

During the third quarter of 2021, our year-over-year increase in quarterly net product sales was restrained to a degree by sporadic problems with our manufacturing equipment which affected our ability to supply.

Expenses

Cost of Product Sales

Cost of product sales increased during the three months ended September 30, 2021, to $1.0 million, or 86% of net product sales, versus approximately $0.9 million, or 110% of net product sales, during the three months ended September 30, 2020. This increase of $0.1 million was primarily due to higher unit volumes of product sales, and our improvement in gross margin percentage was due primarily to economies of scale.

General and Administrative Expenses

General and administrative expenses increased slightly from $2.7 million, during the three months ended September 30, 2020, to $2.8 million during the three months ended September 30, 2021. This increase was primarily due to an increase of $0.3 million in payroll and employee/director stock-based compensation expense, offset by a $0.2 million decrease in legal, accounting and consulting expenses.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. We have shifted our focus in this category toward therapeutics. Research and development costs increased from $0.9 million for the three months ended September 30, 2020 to $2.1 million for the three months ended September 30, 2021. Of the $0.9 million of research and development costs for the three months ended September 30, 2020, $0.6 million (67%) was attributable to therapeutics and $0.3 million (33%) was attributable to diagnostics. Of the $2.1 million of research and development costs for the three months ended September 30, 2021, $1.7 million (83%) was attributable to therapeutics and $0.4 million (17%) was attributable to diagnostics.

The increase in therapeutics research and development costs (during the three months ended September 30, 2021 compared to the three months ended September 30, 2020) was primarily due to an increase of $0.5 million in pre-clinical research costs for QN-247, an increase of $0.3 million in pre-clinical research costs for our RAS program, an increase of about $0.2 million in payroll related expenses, and a $0.1 million increase in pre-clinical research costs related to the potential application of QN-165 to treatment of COVID-19. On August 11, 2021 the FDA informed us that additional pre-clinical studies would be required in order for the FDA to clear the Investigational New Drug (IND) application that we filed on July 13, 2021 for clinical studies of QN-165 for the treatment of COVID-19 in hospitalized patients. We have since decided to deprioritize this QN-165 program.

For the future, we expect our therapeutic research and development costs to significantly outweigh our diagnostic research and development costs, and to be relatively lower in periods when we are focusing on pre-clinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended September 30, 2021 increased to approximately $130,000 as compared to approximately $98,000 during the three months ended September 30, 2020, primarily due to an increase in payroll expenses related to our diagnostics business.

Other Expense (Income)

Change in Fair Value of Warrant Liabilities

During the three months ended September 30, 2021 we experienced (primarily due to a decrease in our stock price during the period) a $1.9 million gain on change in the fair value of the warrant liabilities arising from our “exploding warrants” series (containing a “double-ratchet” provision) issued by Qualigen, Inc. many years ago to brokers and investors in connection with a 2004 private placement. By contrast, for the three months ended September 30, 2020, we experienced a $4.4 million loss on change in fair value of warrant liabilities, due to the reverse recapitalization transaction and an associated increase in the market price of our common stock. Typically a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating an item of income, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to continue to result in significant variability in our future quarterly and annual statements of operations based on unpredictable changes in our public market common stock price and the number of warrants outstanding at the end of each quarter.

Interest (Income) Expense, Net

There was approximately $7,000 in net interest income during the three months ended September 30, 2021 versus net interest expense of approximately $1,000 during the three months ended September 30, 2020. During the second quarter of 2021 we paid off our Equipment Financing Agreements which eliminated all of our outstanding notes payable.

Other (Income), Net

Other income was immaterial during the three months ended September 30, 2021 and 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
REVENUES
Net product sales	$3,693,842	$3,153,536
License revenue	478,654	—
Collaborative research revenue	—	45,000
Total revenues	4,172,496	3,198,536

EXPENSES
Cost of product sales	3,112,224	2,721,049
General and administrative	8,582,362	5,562,650
Research and development	10,091,155	1,706,280
Sales and marketing	402,347	279,151
Total expenses	22,188,087	10,269,130

LOSS FROM OPERATIONS	(18,015,591)	(7,070,594)

OTHER EXPENSE (INCOME), NET
Loss (gain) on change in fair value of warrant liabilities	(6,140,900)	20,596,700
Interest (income) expense, net	(36,862)	148,836
Other (income), net	(3,596)	(253,719)
Total other expense (income), net	(6,181,358)	20,491,817

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,834,233)	(27,562,411)

PROVISION FOR INCOME TAXES	2,146	2,283

NET LOSS	$(11,836,378)	$(27,564,694)

Revenues

Our operating revenues are primarily generated from sales of diagnostic tests. Revenues during the nine months ended September 30, 2021 were $4.2 million compared to $3.2 million during the nine months ended September 30, 2020, an increase of $1.0 million. This increase was primarily due to recognition of about $0.5 million in license revenue from Yi Xin under the Technology Transfer Agreement, an item which had no counterpart in the nine months ended September 30, 2020, as well as an increase of about $0.5 million in diagnostic product sales.

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the nine-month periods ended September 30, 2021 and 2020 were approximately $3.7 million and $3.2 million, respectively, representing an increase of approximately $0.5 million, or 17%. This improvement was due to a recovery from the effects of the COVID-19 pandemic during the prior year.

During the second and third quarters of 2021, our year-over-year increase in net product sales was restrained to a degree by sporadic problems with our manufacturing equipment which affected our ability to supply.

License revenue

License revenue during the nine months ended September 30, 2021 was $479,000, due to the recognition of revenue from Yi Xin under the Technology Transfer Agreement in the first quarter of 2021. There was no license revenue during the nine months ended September 30, 2020.

Collaborative research revenue

Collaborative research revenue is recognized as research services are performed over the development period for each agreement. There was no collaborative research revenue during the nine months ended September 30, 2021, as compared to $45,000 during the nine months ended September 30, 2020, which arose from our development work toward a cellular fibronectin assay for Prediction BioSciences SAS.

Expenses

Cost of Product Sales

Cost of product sales increased during the nine months ended September 30, 2021, to $3.1 million, or 84% of net product sales, versus approximately $2.7 million, or 86% of net product sales, during the nine months ended September 30, 2020. This increase of $0.4 million was primarily due to increased unit sales of product.

General and Administrative Expenses

General and administrative expenses increased sharply from $5.6 million, during the nine months ended September 30, 2020, to $8.6 million during the nine months ended September 30, 2021. This increase was primarily due to a $2.0 million increase in employee/director stock-based compensation expense, a $0.5 million increase in insurance expenses, and a $0.5 million increase in payroll expenses, all primarily related to our public-company status during the nine months ended September 30, 2021 in contrast to our private-company status during much of the nine months ended September 30, 2020.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. We have shifted our focus in this category toward therapeutics. Research and development costs increased from $1.7 million for the nine months ended September 30, 2020 to $10.1 million for the nine months ended September 30, 2021. Of the $1.7 million of research and development costs for the nine months ended September 30, 2020, $1.1 million (64%) was attributable to therapeutics and $0.6 million (36%) was attributable to diagnostics. Of the $10.1 million of research and development costs for the nine months ended September 30, 2021, $9.1 million (90%) was attributable to therapeutics and $1.0 million (10%) was attributable to diagnostics.

The increase in diagnostic research and development costs was primarily due to increased stock-based compensation expense ($0.3 million) related to our public-company status, and wind-down costs related to the withdrawn COVID-19 antibody diagnostic test during the nine months ended September 30, 2021. The increase in therapeutics research and development costs was primarily due to an increase of $6.0 million in expenses related to the potential application of QN-165 to treatment of COVID-19 ($4.6 million in drug compound manufacturing costs, and a $1.4 million increase in other pre-clinical research costs), as well as pre-clinical research and development cost increases of about $0.8 million for QN-247, about $0.4 million for RAS, and an increase of approximately $0.6 million in payroll and $0.2 million in increased professional fees for the nine months ended September 30, 2021, all as compared to the nine months ended September 30, 2020). On August 11, 2021 the FDA informed us that additional pre-clinical studies would be required in order for the FDA to clear the Investigational New Drug (IND) application that we filed on July 13, 2021 for clinical studies of QN-165 for the treatment of COVID-19 in hospitalized patients. We have since decided to deprioritize this QN-165 program.

For the future, we expect our therapeutic research and development costs to continue to significantly outweigh our diagnostic research and development costs, and to be relatively lower in periods when we are focusing on pre-clinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses during the nine months ended September 30, 2021 increased to approximately $402,000 as compared to $279,000 during the nine months ended September 30, 2020, primarily due to an increase in payroll and recruiting expenses.

Other Expense (Income)

Change in Fair Value of Warrant Liabilities

During the nine months ended September 30, 2021 we experienced (primarily due to a decrease in our stock price during the period) $6.1 million in other income because the fair value of the warrant liabilities arising from our “exploding warrants” series (containing a “double-ratchet” provision) issued by Qualigen, Inc. many years ago to brokers and investors in connection with a 2004 private placement declined to $2.2 million as of September 30, 2021 from $8.3 million as of December 30, 2020. For the nine months ended September 30, 2020, loss on change in fair value of warrant liabilities was $20.6 million due to the reverse recapitalization transaction and an associated increase in the market price of our common stock. Typically a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating an item of income, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to continue to result in significant variability in our future quarterly and annual statements of operations based on unpredictable changes in our public market common stock price and the number of warrants outstanding at the end of each quarter.

Interest (Income) Expense, Net

There was $37,000 in net interest income during the nine months ended September 30, 2021 versus net interest expense of $149,000 during the nine months ended September 30, 2020. Interest on $1.7 million principal amount of convertible notes payable ceased to accrue when they automatically converted in May 2020 upon the closing of the reverse recapitalization transaction. In addition, between April 1, 2020 and December 31, 2020 we paid off our revolving factoring line of credit facility and repaid approximately $0.9 million to Sekisui. During the second quarter of 2021 we paid off our Equipment Financing Agreements which eliminated all of our notes payable.

Other (Income), Net

There was an immaterial amount of other income during the nine months ended September 30, 2021, and approximately $254,000 in other income during the first nine months of 2020, of which $250,000 resulted from a license option fee for our FastPack 2.0 technology.

Liquidity and Capital Resources

As of September 30, 2021, we had $12.3 million of cash and cash equivalents. However, we have suffered recurring losses from operations and expect to continue to do so. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Quarterly Report.

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

Our balance sheet at September 30, 2021 included $2.2 million of warrant liabilities. We do not consider that the warrant liabilities constrain our liquidity, as a practical matter. Our current liabilities at September 30, 2021 included $0.9 million of accounts payable and $1.8 million of accrued expenses and other current liabilities.

Cash Flows

The following table sets forth the significant sources and uses of cash and cash equivalents for the periods set forth below:

	For the Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(11,817,410)	$(6,298,355)
Investing activities	(124,356)	(680,135)
Financing activities	285,005	21,315,335
Net increase (decrease) in cash and cash equivalents	$(11,656,761)	$14,336,844

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, operating activities used $11.8 million of cash, primarily resulting from a net loss of $11.8 million. Cash flows from operating activities (as opposed to net loss) for the nine months ended September 30, 2021 benefitted from a $3.9 million increase in employee/director stock-based compensation expense, a $1.1 million decrease in prepaid expenses and other assets, a $1.1 million increase in accrued expenses and other current liabilities and a $0.4 million increase in accounts payable, due to higher costs related to therapeutics research and development. The decrease in prepaid expenses was primarily due to the expensing during the period of $1.1 million of previous prepayments to STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, our manufacturer of QN-165 for our anticipated clinical trials. Cash flows from operating activities (as opposed to net loss) for the nine months ended September 30, 2021 were negatively impacted by a $6.1 million decrease in fair value of warrant liabilities and a $0.3 million decrease in deferred revenue.

During the nine months ended September 30, 2020, operating activities used $6.3 million of cash, primarily resulting from a net loss of $27.6 million. Cash flows from operating activities (as opposed to net loss) for the nine months ended September 30, 2020 benefitted from a $20.6 million increase in fair value of warrant liabilities due to the reverse-recapitalization and an associated increase in the market price of our common stock, a $1.6 million increase in employee/director stock-based compensation expense, and a $0.8 million decrease in accounts receivable. Cash flows from operating activities (as opposed to net loss) for the nine months ended September 30, 2020 were negatively impacted by a $0.6 million increase in prepaid expenses, primarily due to prepaid director and officer liability insurance policies purchased in connection with the reverse-recapitalization transaction, a $0.5 million decrease in accrued expenses and other current liabilities, a $0.3 million decrease in accounts payable, a $0.2 million increase in inventory, and a $0.2 million decrease in deferred revenue.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was approximately $0.1 million, primarily related to the purchase of property and equipment.

During the nine months ended September 30, 2020, net cash used in investing activities was approximately $0.7 million, primarily related to payments for patents and licenses, as well as the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $0.3 million, due to about $0.4 million of net proceeds from exercise of warrants, offset by approximately $0.1 million in principal payments on notes payable.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $21.3 million, primarily due to $21.1 million of net proceeds from a reverse-recapitalization-time equity capital raise and later sales of equity securities in two registered-direct offerings to an institutional investor, and $1.7 million in proceeds from the issuance of notes payable, offset by $1.5 million in principal payments on notes payable.

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to respond to this Item.

4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2021 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

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

We believe that during the quarter ended June 30, 2021 and the quarter ended September 30, 2021 the remediation steps described above had a positive effect and have materially improved our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	July 1, 2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	September 15, 2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	March 22, 2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	May 29, 2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	May 29, 2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	May 29, 2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [name change]	8-K	001-37428	3.4	May 29, 2020

3.8	Amended and Restated Bylaws of the Company, through August 10, 2021	10-Q	001-37428	3.8	August 16, 2021

10.1	Amendment to Distribution and Development Agreement between Sekisui Diagnostics, LLC and Qualigen, Inc., dated as of July 1, 2021 [signed August 2, 2021]	8-K	001-37428	10.1	August 13, 2021

10.2	Amendment to Technology Transfer Agreement between Yi Xin Zhen Duan Jishu (Suzhou) Ltd. and Qualigen, Inc., dated August 5, 2021

10.3	Amendment to 2020 Stock Incentive Plan (approved by the Board of Directors on April 27, 2021 and by the Stockholders on August 9, 2021)

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

November 15, 2021	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Michael S. Poirier
	Name:	Michael S. Poirier
	Title:	Chief Executive Officer

