Form 10-K
period 2021-12-31
Qualigen Therapeutics, Inc.
filed 2022-03-31
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $57,063,765 based on the closing price for the common stock of $1.99 on that date. Shares of common stock held by the registrant’s executive officers and directors have been excluded from this calculation, as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2022, there were 35,295,541 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the period covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements by Qualigen Therapeutics, Inc. that involve risks and uncertainties and reflect our judgment as of the date of this Report. These statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Such forward-looking statements may relate to, among other things, potential future development, testing and launch of products and product candidates. Actual events or results may differ from our expectations due to a number of factors.

These forward-looking statements include, but are not limited to, statements about:

●	our ability to successfully develop any drugs or therapeutic devices;

●	our ability to progress our drug candidates or therapeutic devices through preclinical and clinical development;

●	our ability to obtain the requisite regulatory approvals for our clinical trials and to begin and complete such trials according to any projected timeline;

●	our ability to complete enrollment in our clinical trials as contemplated by any projected timeline;

●	the likelihood that future clinical trial data will be favorable or that such trials will confirm any improvements over other products or lack negative impacts;

●	our ability to successfully commercialize any drugs or therapeutic devices;

●	our ability to procure or earn sufficient working capital to complete the development, testing and launch of our prospective therapeutic products;

●	the likelihood that patents will issue on our owned and in-licensed patent applications;

●	our ability to protect our intellectual property;

●	our ability to compete;

●	our ability to maintain or expand market demand and/or market share for our diagnostic products generally, particularly in light of COVID-19-related deferral of patients’ physician-office visits and in view of FastPack reimbursement pricing challenges; and

●	our ability to maintain our diagnostic sales and marketing engine without interruption once our distribution agreement with Sekisui expires.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent in some future periods with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in other future periods. Any forward-looking statement that we make in this Annual Report speaks only as of the date of this Annual Report, and we disclaim any intent or obligation to update these forward-looking statements beyond the date of this Annual Report, except as required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Future filings with the Securities and Exchange Commission (the “SEC”), future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

PART I

As used in this Annual Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Qualigen” refer to Qualigen Therapeutics, Inc.

Item 1. Business

Overview

We are a diversified life sciences company focused on developing treatments for adult and pediatric cancers with potential for Orphan Drug designation, while also commercializing diagnostics. Our cancer therapeutics pipeline includes QN-302, QN-247 and RAS-F. Our investigational QN-302 compound is a small molecule G4 selective transcription inhibitor with strong binding affinity to G4s prevalent in cancer cells. Such binding could, by stabilizing the G4s against “unwinding,” help inhibit cancer cell proliferation. QN-247 is a DNA coated gold nanoparticle cancer drug candidate that has the potential to target various types of cancer; the nanoparticle conjugate technology is similar to the core nanoparticle coating technology used in our blood-testing diagnostic products. The foundational aptamer of QN-247 is QN-165 (formerly referred to as AS1411), which the Company has deprioritized as a drug candidate for treating COVID-19 and other viral-based infectious diseases. RAS-F is a family of RAS oncogene protein-protein interaction inhibitor small molecules for preventing mutated RAS genes’ proteins from binding to their effector proteins; preventing this binding could stop tumor growth, especially in RAS-driven tumors such as pancreatic, colorectal and lung cancers. Although we have no ongoing development efforts for STARS, a DNA/RNA-based therapeutic device product concept for removing precisely targeted tumor-produced and viral compounds from circulating blood, we are currently identifying strategic partnering opportunities.

Our FastPack System diagnostic instruments and test kits are sold commercially primarily in the United States, as well as certain European countries. The FastPack System menu includes a rapid, highly accurate immunoassay diagnostic testing system for cancer, men’s health, hormone function, and vitamin D status. We provide analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits. We currently use our diagnostics distribution partner Sekisui Diagnostics, LLC (“Sekisui”) for most FastPack distribution worldwide pursuant to a distribution agreement, but maintain direct distribution for certain house accounts, including selling our total testosterone test kits to Low T Center, Inc. (“Low T”), the largest men’s health group in the United States, with 40 locations. The distribution agreement with Sekisui will expire on March 31, 2022, at which time the services currently provided by Sekisui will revert to us and we will recognize 100% of the revenue from the sales of our FastPack diagnostic instruments and test kits. We have licensed and technology-transferred our FastPack System technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd. for the China diagnostics market.

Completion of Reverse Recapitalization Transaction with Ritter Pharmaceuticals, Inc.

On May 22, 2020, we completed a “reverse recapitalization” transaction with Qualigen, Inc. (not to be confused with the Company); pursuant to which our merger subsidiary merged with and into Qualigen, Inc. with Qualigen, Inc. surviving as a wholly owned subsidiary of the Company. The Company, which had previously been known as Ritter Pharmaceuticals, Inc., was renamed Qualigen Therapeutics, Inc., and the former stockholders of Qualigen, Inc. acquired, via the recapitalization, a substantial majority of the shares of the Company. Ritter/Qualigen Therapeutics common stock, which was previously traded on the Nasdaq Capital Market under the ticker symbol “RTTR,” commenced trading on Nasdaq, on a post-reverse-stock-split adjusted basis, under the ticker symbol “QLGN” on May 26, 2020.

We are no longer pursuing the gastrointestinal disease treatment business on which Ritter Pharmaceuticals, Inc. had focused before the reverse recapitalization transaction.

Product Candidates

Therapeutics and Diagnostics Pipeline

Our lead drug compound QN-302 (formerly SOP1812) is being developed to target regulatory regions of cancer genes that down-regulate gene expression in multiple cancer pathways. Our anticancer drug candidate, QN-247 (formerly referred to as ALAN or AS1411-GNP) is aptamer-based and currently in development to treat a variety of cancer types, including liquid and solid tumors. Our RAS-F portfolio is designed to suppress the interaction of endogenous RAS with c-RAF, upstream of the KRAS, HRAS and NRAS effector pathways.

Our Selective Target Antigen Removal System (STARS) is a therapeutic device product concept, currently in discovery stage, designed to remove circulating tumor cells, viruses, inflammation factors and immune checkpoints.

Our deprioritized, non-core drug candidate QN-165 (formerly referred to as AS1411, thus not featured in the chart above) is a drug candidate for the potential broad-spectrum treatment of infectious diseases such as COVID-19.

QN-302 (formerly referred to as SOP1812)

We exclusively in-licensed the global rights to the G4 selective transcription inhibitor platform from University College London (“UCL”) in January 2022. The licensed technology comprises lead compound QN-302 (formerly SOP1812) and back-up compounds that target regulatory regions of cancer genes that down-regulate gene expression in multiple cancer pathways. Developed by Dr. Stephen Neidle and his group at UCL, the G4 binding concept is derived from over 30 years in nucleic acid research, including that of G4s, which are higher order DNA and RNA structures formed by sequences containing guanine-rich repeats. G4s are overrepresented in telomeres as well as promoter sequences and untranslated regions of many oncogenes. Their prevalence is therefore significantly greater in cancer cells compared to normal human cells.

G4-selective small molecules such as QN-302 and backup compounds target the regulatory regions of those cancer genes which have a high prevalence of enriched G4s in a process that can be predicted by bioinformatics. Stable G4-QN-302 complexes can be impediments to replication, transcription or translation of those cancer genes containing G4s, and the drugs’ binding to G4s stabilize the G4s against possible “unwinding.” G4 binders like QN-302 could be efficacious in a variety of cancer types with a high prevalence of G4s. This has been supported by in-vitro and in-vivo studies that have shown that G4 stabilization by QN-302 results in inhibition of target gene expression and cessation of cell growth in a variety of G4 prevalent cancers, including pancreatic ductal adenocarcinoma (“PDAC”) which represents 98% of pancreatic cancers.

Pancreatic cancer is the tenth most common cancer and fifth deadliest cancer in the United States and has one of the lowest rates of survival of all cancer types, with 98% of those diagnosed dying from the disease and one in four dying within the first month of diagnosis. The chemotherapy drug gemcitabine has been standard of care for patients with metastatic pancreatic cancer for more than 15 years. Numerous clinical trials have tested new drugs, either alone or in combination, with gemcitabine. We believe that QN-302 has the potential to demonstrate superior efficacy and activity against PDAC compared to existing agents, with a distinct mechanism of action and preclinical target profile.

In vitro studies show QN-302 potently inhibits the growth of several PDAC cell lines at low nM concentrations. Likewise, QN-302 shows longer survival duration in a KPC genetic mouse model for pancreatic cancer than gemcitabine has historically shown. Additional preclinical studies suggest activity in gemcitabine resistant PDAC. Data from therapy studies on three patient-derived PDAC xenografts indicated that QN-302 had significant anti-tumor activity in PDAC. Early safety indicators suggest no adverse toxic effects at proposed therapeutic doses in pancreatic cancer in-vivo models.

We plan to seek to obtain Orphan Drug status for QN-302 for one or more indications, such as PDAC. Orphan Drug status, if obtained, would be expected to confer advantages that may include faster regulatory review and increased market protection.

QN-247 (formerly referred to as ALAN or AS1411-GNP)

QN-247 is an aptamer-based drug candidate that is designed to treat different types of cancer, including liquid and solid tumors. QN-247 inhibits nucleolin, a key multi-functional regulatory protein that is overexpressed in cancer cells; QN-247 may thereby be able to inhibit the cells’ proliferation. QN-247 has shown promise in preclinical studies for the treatment of acute myeloid leukemia (“AML”). This novel technology may have several other potential applications, including enhancement of radiation therapy, enhancement of tumor imaging, and delivery of other anti-cancer compounds directly to tumor cells.

A key component of this drug candidate, DNA aptamer QN-165, has been shown, primarily on a preclinical basis, to have the potential to target and destroy cancer cells. This component has been administered in Phase 1 and Phase 2 clinical trials to over 100 AML or renal cell carcinoma cancer patients and appears to be well tolerated with no evidence of severe side effects, with at least seven patients appearing to have long-lasting clinical responses where their cancers disappeared or shrank substantially. (QN-165 may also be useful against infectious diseases – see below.)

QN-247 is an enhanced version of QN-165 (which in turn was formerly referred to as AS1411) where the DNA aptamer is attached to a gold nanoparticle.

In a Qualigen-sponsored University of Louisville (“UofL”) in-vitro preclinical study involving tumor-associated macrophages, QN-247 was shown to have stronger anti-cancer activity than QN-165 alone did. Tumor-associated macrophages are a class of immune cells present in high numbers around solid tumors and affect most aspects of tumor cell biology; they drive pathological phenomena including tumor cell proliferation, tumor angiogenesis, invasion and metastasis, immunosuppression, and drug resistance. In most cancers, the tumor-associated macrophages have an M2 phenotype, which may inhibit the anti-tumor effects of immune checkpoint inhibitor drugs, such as Merck’s Keytruda (pembrolizumab). We believe that converting these M2 macrophages to the M1 phenotype could enhance the activity of these immune checkpoint inhibitors. In the UofL study, QN-247 increased the conversion of M2 macrophages to the M1 phenotype, while also reducing the overall proliferation of macrophages.

A UofL in-vitro preclinical study with triple negative breast cancer cells (MDA-MB-231) indicated that QN-247, in combination with radiation therapy, resulted in reduced tumor cell colony size (i.e., resulted in increased tumor cell necrosis) compared to radiation alone.

We plan to seek to obtain Orphan Drug status for QN-247 for one or more indications, such as pancreatic cancer, AML and pediatric neuroblastoma. Orphan Drug status, if obtained, would be expected to confer advantages that may include faster regulatory review and increased market protection.

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

RAS is the most common oncogene in human cancer. Activating mutations in one of the three human RAS gene isoforms (KRAS, HRAS or NRAS) are present in about one-fourth of all cancers. For example, mutant KRAS is found in 98% of pancreatic ductal adenocarcinomas, 52% of colon cancers, and 32% of lung adenocarcinomas. For these three cancer types, cancers with mutant KRAS are diagnosed in more than 170,000 people each year in the United States and cause more than 120,000 deaths. There is currently no FDA-approved direct RAS protein inhibitor available. Drugs that target signaling downstream of RAS are available; however, such drugs have shown disappointing clinical activity because RAS is a “hub” that activates multiple effectors, so drugs that block a single pathway downstream do not account for the many other activated pathways.

In March 2022, we signed an amendment to our active sponsored research agreement with UofL to extend our partnership. Under the revised agreement, the collaboration extends until the first quarter of 2023 and commits additional resources to support ongoing discovery and preclinical efforts for the RAS-F platform.

STARS™

Our FastPack diagnostic system and related core technologies are now the basis for potential blood-filtering therapeutic applications for the treatment of cancer and infectious disease. Our Selective Target Antigen Removal System (“STARS”) therapeutic device concept is intended to utilize core expertise in advanced reagents and coatings to remove disease associated agents, including viruses and tumor-produced compounds, directly from a patient’s blood. The key components of STARS, membranes coated with target capture reagents, will utilize several proprietary processes developed and used in the FastPack product lines. Proprietary STARS cartridges are expected to be designed for use with conventional dialysis or hemofiltration machines to remove immune checkpoints, metastatic cells and inflammation factors from cancer patients’ bloodstreams. We believe STARS may also be able to be developed to treat infectious diseases, by removing circulating viruses sufficiently to facilitate patient stabilization and recovery. Although we have no ongoing development efforts for STARS, we are currently identifying strategic partnering opportunities.

In August 2020, the United States Patent and Trademark Office issued to us patent No. 10,744,258 entitled “Devices and Methods for On-Line Whole Blood Treatment” regarding our STARS technology.

QN-165 (formerly referred to as AS1411)

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

We believe that the mechanism by which QN-165 is believed to work, by blocking the ability of viruses to replicate in the body, may also make the drug candidate effective against future mutations in COVID-19 as well as against other dangerous viruses including seasonal influenza. Moreover, we believe that in addition to its proposed use as a therapeutic, QN-165 might be able to be used as a protective defense or prophylaxis against COVID-19 and/or other viral-based diseases such as seasonal influenza.

On July 13, 2021, we filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) to seek approval to commence Phase 1b/2a clinical studies with QN-165 in hospitalized COVID-19 patients. On August 11, 2021, the FDA informed us that additional preclinical studies would be required in order for such application to be cleared. There can be no assurance when (if ever) the FDA would clear this IND application or any other IND application we may file. We have decided to deprioritize the QN-165 program as our therapeutics strategy is focused on oncology.

FastPack®

The FastPack System is a patent-protected rapid, onsite immunoassay testing system consisting of the FastPack Analyzer and the FastPack test pouch, a single-use, disposable, foil packet which includes the FastPack reagent chemistry. Since the initial conception of the system, we have developed successive versions of the analyzer and test pouch, known as “1.0,” “IP” and “PRO”, and have expanded our assay menu to nine tests, including tests for prostate cancer, thyroid function, metabolic disorders, and research applications. We have sold FastPack products in the United States and overseas for over 20 years, and since inception, our sales of FastPack products have exceeded $120 million. We manufacture the FastPack products at our FDA and International Standards Organization (“ISO”) certified Carlsbad, California facility. We maintain direct distribution for certain house accounts, including Low T, but pursuant to a distribution agreement, our diagnostics distribution partner Sekisui holds most FastPack distribution rights until March 31, 2022, after which time we will resume full commercial responsibility.

In July 2020, we submitted an official notification to the FDA to commence sales in the United States of our FastPack SARS-CoV-2 IgG test for COVID-19 antibodies, which was designed for use with our new FastPack PRO. The test was previously submitted to the FDA for Emergency Use Authorization (“EUA”). In April 2021, we withdrew this EUA. During the nine months during which the EUA was with the FDA, alternative tests and testing practices became widespread and we determined that there was no longer a viable business case for scale-up of the test.

Strategic Partners

As of January 2022, we have entered into a royalty-bearing license agreement with UCL, including intellectual property and know-how covering lead and backup compounds for our G4 selective transcription inhibitor program, QN-302.

We have entered into a royalty-bearing license agreement for key components of QN-247 from UofL and we have commissioned sponsored research from UofL’s development teams in order to optimize and prepare QN-247 for human trials. A separate team at UofL, funded by us under a sponsored research agreement, is developing RAS-F. We have an active royalty-bearing license agreement for the RAS-F program as well.

In 2016, we entered into an agreement with Sekisui, whereby Sekisui distributes our diagnostic product line worldwide. As described above, this distribution agreement will expire on March 31, 2022.

We in-license patents from DIAsource ImmunoAssays S.A. and Future Diagnostics B.V., for reagents that are used in our FastPack Vitamin D assay.

We had exclusive rights to the core QN-165 aptamer from Advanced Cancer Therapeutics, LLC; this agreement terminated on March 1, 2022.

Sales Channels

We currently sell our FastPack diagnostic product line primarily through our distribution partner Sekisui under a distribution agreement whereby Sekisui receives a portion of sales revenue. In the United States, Sekisui commercializes the FastPack product line through its own direct sales force and distribution agreements with McKesson Medical-Surgical, Henry Schein Medical, Medline Industries and National Distribution & Contracting, the largest distributors of physician office laboratory products in the United States. Outside of the United States, Sekisui commercializes the FastPack product line through a network of distributors in Europe, Asia, Middle East, and North Africa. Our distribution agreement with Sekisui will expire on March 31, 2022, at which time the services currently provided by Sekisui will revert to us and we will recognize 100% of the revenue from the sales of our FastPack diagnostic instruments and test kits. Once the distribution agreement expires, we do not expect any interruption to our diagnostics sales and marketing engine as we will continue to leverage established partnerships with our various distributors in both the United States and abroad.

In addition, among our other direct sales accounts, we currently sell FastPack products directly to Low T. Sales to Sekisui accounted for 62% of our total revenues during the fiscal year ended December 31, 2021, and sales to Low T accounted for 22% of our total revenues during this period. The remaining revenue was comprised of warranties and product sales to our other direct sales accounts as well as license revenues.

In October 2020, we entered into an agreement with Yi Xin Zhen Duan Jishu (Suzhou) Ltd (“Yi Xin”), pursuant to which Yi Xin obtained exclusive rights to manufacture and sell new generations of FastPack-based products as well as Yi Xin-manufactured versions of our existing FastPack 1.0, IP and PRO product lines in China. We would be entitled to receive royalties on any such sales. After May 1, 2022, Yi Xin will have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world, other than to our then-current FastPack customers; and on a worldwide basis, except in the United States, Yi Xin will also have the right to sell Yi Xin-manufactured versions of our existing FastPack 1.0, IP and PRO product lines. We would be entitled to receive royalties on any of these sales, as well. After March 31, 2022, Yi Xin will have the right to buy Qualigen FastPack 1.0, IP and PRO products from us at distributor prices for resale in the United States, again excluding resales toward our then-current FastPack customers.

Manufacturing

We develop, manufacture and assemble our diagnostic products at our approximately 23,000 square feet facility in Carlsbad, California. Our laboratory and manufacturing practices are governed by a series of internally published Standard Operating Procedures, in accordance with FDA and ISO guidelines. While we produce many of our own raw materials and sub-components for diagnostic products, we also purchase certain materials from third-party suppliers such as Thermo Fisher Scientific, Equitech-Bio, Surmodics, OYC Americas, Amcor, 3M, VWR, Gilson, Impact Project Management, Enstrom, Hi-Tech Products, and Hamamatsu.

We do not have in-house manufacturing capability for our therapeutics product candidates.

Research and Development

For research and development of our drug candidates, we are leveraging the scientific and technical resources and laboratory facilities of UofL and UCL, through technology licensing, sponsored research, and other consulting agreements, which are focused on Aptamer technology and applications in the cancer and infectious disease fields. We would engage contract research organizations for any clinical trials of our drug candidates. We intend to focus our internal research and development on continuing support of the FastPack diagnostic line.

Regulatory Matters

We have obtained 17 FDA clearances/approvals and 28 CE Marks for our diagnostic products (FastPack analyzers, immunoassays, control kits, calibration kits and verifications kits) to date. We have not obtained FDA or other regulatory approval for any drug candidate.

Medical Device Regulatory Clearances and Approvals

The medical devices that we manufacture and market are subject to regulation by numerous worldwide regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution. Medical devices are also generally subject to varying levels of regulatory control based on the risk level of the device.

In the United States, unless an exemption applies, before we can commercially distribute medical devices, we must obtain, depending on the type of device, either premarket notification clearance or premarket approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared device, are placed in class III, generally requiring PMA.

The premarket notification process requires that a premarket notification (510(k)) be made to the FDA to demonstrate that a new device is as safe and effective as, or substantially equivalent to, a legally marketed device (the “predicate” device). This process is generally known as obtaining 510(k) clearance for a new device. Under this process, applicants must submit performance data to establish substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) premarket notification. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (“IDE”) regulations. The FDA must issue a decision finding substantial equivalence before commercial distribution can occur. Changes to cleared devices that do not significantly affect the safety or effectiveness of the device can generally be made without additional 510(k) premarket notifications; otherwise, a new 510(k) is required.

The PMA approval process requires the submission of a PMA application to the FDA to demonstrate that the new device is safe and effective for its intended use. This approval process applies to most Class III devices and generally requires clinical data to support the safety and effectiveness of the device, obtained in adherence with IDE requirements. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose and that the proposed manufacturing is in compliance with the Quality System Regulation (“QSR”). For novel technologies, the FDA may seek input from an advisory panel of medical experts and seek their views on the safety, effectiveness and benefit-risk of the device. The PMA process is generally more detailed, lengthier and more expensive than the 510(k) process.

In the European Union (“EU”), we are required to comply with the Medical Device Regulation (“MDR” or “EU MDR”), which became effective May 2021, superseding existing Medical Device Directives. Medical devices that have a valid CE Certificate to the prior Directives (issued before May 2021) can continue to be sold until May 2024 or until the CE Certificate expires, whichever comes first, providing there are no significant changes to the design or intended use. The CE Mark, which is required to sell medical devices in the EU is affixed following a Conformity Assessment and either approval from the appointed independent Notified Body or through self-certification by the manufacturer. The selected pathway to CE marking is based on device risk classification. CE marking indicates conformity to the applicable General Safety and Performance Requirements (“GSPRs”) for the MDR. The MDR changes multiple aspects of the regulatory framework for CE marking, such as increased clinical evidence requirements, changes to labelling, and new requirements, including Unique Device Identification (“UDI”), and many new post-market reporting obligations. MDR also modifies and increases the compliance requirements for the medical device industry and will continue to require significant investment over the next few years to transition all products by May 2024. The CE mark continues to be a prerequisite for successful registration in many other global geographies.

We are also required to comply with the regulations of every other country where we commercialize products before we can launch or maintain new products on the market. Regulatory requirements are becoming more stringent, with the China National Medical Product Administration (“NMPA”) recently increasing the regulatory requirements to market and maintain products in China, and the introduction of such regulatory requirements in many countries in the Middle East and Southeast Asia that previously did not have medical device regulations, or had minimal regulations. As a result of the United Kingdom’s departure from the EU, we also expect a U.K. Regulation to be implemented beginning July 2023, with requirements to sell in the U.K. already in place including appointment of a U.K. Responsible Person and device registration with The Medicines and Healthcare products Regulatory Agency (“MHRA”). In addition, other EU countries continue to impose significant local registration requirements despite the implementation of MDR.

The FDA and other worldwide regulatory agencies and competent authorities actively monitor compliance to local laws and regulations through review and inspection of design and manufacturing practices, record-keeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order recall or market withdrawal of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain a company for certain violations of the Food, Drug and Cosmetic Act (“FDCA”) and the Safe Medical Devices Act, pertaining to medical devices, or initiate action for criminal prosecution of such violations. Regulatory agencies and authorities in the countries where we do business can halt production in or distribution within their respective country or otherwise take action in accordance with local laws and regulations.

International sales of medical devices manufactured in the United States that are not approved by the FDA for use in the United States, or that are banned or deviate from lawful performance standards, are subject to FDA export requirements. Additionally, exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States due to differing regulatory requirements; however, other countries, such as China, for example, require approval in the country of origin first. Most countries outside of the United States require that product approvals be recertified on a regular basis. The recertification process requires the evaluation of any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries.

Medical Device Quality Assurance

We are committed to providing high quality products to our customers and the patients they serve. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. Our quality system is also designed to enable us to satisfy various international quality system regulations, including those of the FDA with respect to products sold in the United States. All of our medical device manufacturing facilities and distribution centers are certified under the ISO 13485 quality system standard, established by the ISO for medical devices, which includes requirements for an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. This certification can be obtained only after a complete audit of a company’s quality system by an independent outside auditor, and maintenance of the certification requires that these facilities undergo periodic re-examination.

United States—FDA Drug Approval Process

The research, development, testing, and manufacture of product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the FDCA and its implementing regulations.

The steps required to be completed before a drug may be marketed in the United States include, among others:

●	preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;

●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin and for which progress reports must be submitted annually to the FDA;

●	approval by an independent institutional review board (“IRB”) or Ethics Committee (“EC”) at each clinical trial site before each trial may be initiated;

●	adequate and well-controlled human clinical trials, conducted in accordance with applicable IND regulations, Good Clinical Practices (“GCP”), and other clinical trial related regulations, to establish the safety and efficacy of the drug for each proposed indication to the FDA’s satisfaction;

●	submission to the FDA of a New Drug Application (“NDA”) and payment of user fees for FDA review of the NDA (unless a fee waiver applies);

●	satisfactory completion of an FDA pre-approval inspection of one or more clinical trial site(s) at which the drug was studied in a clinical trial(s) and/or of us as a clinical trial sponsor to assess compliance with GCP regulations;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMPs regulations;

●	agreement with the FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy (“REMS”); and

●	FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review, if applicable, based on a determination that the drug is safe and effective for the proposed indication(s).

Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application, which must become effective before human clinical trials may begin. An IND application will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND application, and places the clinical trial(s) on a clinical hold. In such a case, the IND application sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be certain that submission of an IND application will result in the FDA allowing clinical trials to begin.

Clinical trials necessary for product approval are typically conducted in three sequential phases, but the Phases may overlap or be combined. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an IRB for each institution where the trials will be conducted, and each IRB must monitor the study until completion. Study subjects must provide informed consent and sign an informed consent form before participating in a clinical trial. Clinical testing also must satisfy the extensive GCP regulations for, among other things, informed consent and privacy of individually identifiable information.

●	Phase 1—Phase 1 clinical trials involve initial introduction of the study drug in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the study drug in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●	Phase 2—Phase 2 clinical trials typically involve administration of the study drug to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3—Phase 3 clinical trials typically involve administration of the study drug to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the study drug and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after receiving initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or, in certain circumstances, post-approval.

The FDA has various programs, including fast track designation, breakthrough therapy designation, priority review and accelerated approval, which are intended to expedite or simplify the process for the development, and the FDA’s review of drugs (e.g., approving an NDA on the basis of surrogate endpoints subject to post-approval trials). Generally, drugs that may be eligible for one or more of these programs are those intended to treat serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs for those disease or conditions, and/or those that provide a meaningful benefit over existing treatments. For example, a sponsor may be granted FDA designation of a drug candidate as a “breakthrough therapy” if the drug candidate is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, the FDA will take actions to help expedite the development and review of such drug. Moreover, if a sponsor submits an NDA for a product intended to treat certain rare pediatric or tropical diseases or for use as a medical countermeasure for a material threat, and that meets other eligibility criteria, upon approval such sponsor may be granted a priority review voucher that can be used for a subsequent NDA. From time to time, we anticipate applying for such programs where we believe we meet the applicable FDA criteria. A company cannot be sure that any of its drugs will qualify for any of these programs, or even if a drug does qualify, that the review time will be reduced.

The results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more proposed indications. The testing and approval process requires substantial time, effort and financial resources. Unless the applicant qualifies for an exemption, the filing of an NDA typically must be accompanied by a substantial “user fee” payment to the FDA. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product in the proposed patient population to the satisfaction of the FDA. After an NDA is accepted for filing, the FDA substantively reviews the application and may deem it to be inadequate, and companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved, but is not bound by the recommendations of the advisory committee.

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and determine whether the manufacturing and production and testing facilities are in compliance with cGMP regulations. The FDA also may audit the clinical trial sponsor and one or more sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. If the NDA and the manufacturing facilities are deemed acceptable by the FDA, it may issue an approval letter, and, if not, the Agency may issue a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication(s). A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also require, as a condition of NDA approval, post-marketing testing and surveillance to monitor the drug’s safety or efficacy or impose other conditions, or a REMS that may include both special labeling and controls, known as Elements to Assure Safe Use, on the distribution, prescribing, dispensing and use of a drug product. Once issued, the FDA may withdraw product approval if, among other things, ongoing regulatory requirements are not met, certain defects exist in the NDA, or safety or efficacy problems occur after the product reaches the market.

Intellectual Property

We currently maintain a portfolio of 147 issued, allowed, in-licensed or pending patents, patent applications and provisional patent applications covering various aspects of our products and product candidates in the United States, Canada, Mexico, Europe, Japan, China, Korea, Israel, South Africa, and Australia. In addition, we have seven issued and 28 pending trademark registrations in the United States pertaining to our diagnostics and therapeutics businesses. There are currently no contested proceedings or third party claims against any Qualigen intellectual property.

Within our diagnostics patent portfolio, we hold two issued patents covering FastPack 1.0, IP and PRO and 23 issued patents covering FastPack 2.0. In addition, we in-licensed one issued patent covering our Vitamin D assay from DIAsource ImmunoAssays S.A.. We also, with Gen-Probe Incorporated, hold 24 issued joint patents covering FastPack Molecular, an inactive product program. Last, we hold five issued patents and 10 patents-pending covering our development-stage STARS theranostic system.

Within our therapeutics patent portfolio, we have 43 issued and 11 patents-pending, including patent applications, covering the QN-247 program set to expire 2032-2038. In addition, we have two patent applications covering the QN-165 program and 15 pending patents covering the RAS program. All 71 patents, pending patents and applications covering QN-247, QN-165, and RAS are in-licensed from ULRF. Finally, we exclusively in-licensed 11 patents, two of which are issued, from UCL covering our QN-302 program and set to expire 2030-2033.

Human Capital Management

As of March 25, 2022, we had 46 employees, 39 of whom were full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Employee Engagement, Benefits & Development. We believe that our future success is dependent upon our ability to recruit, hire and retain exceptional employees. We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic area where our facility is located. We provide our employees with competitive cash compensation, opportunities to own equity, and an employee benefit program that promotes well-being, including healthcare, a 401(k) Plan with matching contributions, and paid time-off. The success of our business is fundamentally connected to the well-being, health and safety of our employees. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the COVID-19 outbreak, which included implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions.

Diversity & Inclusion. We value diversity across our workforce and we will continue to focus on diversity and inclusion initiatives. We seek to have an inclusive and positive culture that is centered on our shared corporate mission and values, and that is free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported. All reports of inappropriate behavior are promptly investigated with appropriate action taken to stop such behavior.

Additional Information

Ritter Pharmaceuticals, Inc. (our predecessor) was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. In September 2008, this company converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc. On May 22, 2020, upon completing the “reverse recapitalization” transaction with Qualigen, Inc., Ritter Pharmaceuticals, Inc. was renamed Qualigen Therapeutics, Inc. Qualisys Diagnostics, Inc. was formed as a Minnesota corporation in 1996, reincorporated to become a Delaware corporation in 1999, and then changed its name to Qualigen, Inc. in 2000. Qualigen, Inc. is now a wholly-owned subsidiary of the Company.

Our website address is www.qualigeninc.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, information statements, beneficial ownership reports and any amendments to those reports or statements filed or furnished pursuant to Sections 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings are available through our website free of charge. However, the information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.

Item 1A. Risk Factors

An investment in our common stock involves risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below, which are the risks we judge (rightly or wrongly) to be the most significant to investors, are not the only ones we face. Additional risks that we currently do not judge to be among the “most significant” may also impair our business, financial condition, operating results and prospects.

Certain statements below are forward-looking statements. For additional information, see the section of this Annual Report under the caption “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Therapeutics and Diagnostics Pipeline

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

We may, in the short and long-term, seek to raise capital through the issuance of equity securities or through other financing sources. To the extent that we seek to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may include financial and other covenants that could restrict our use of the proceeds from such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements to provide long term capital. Additional funding may not be available to us on acceptable terms, or at all.

Our product candidates are still in the early stages of development. We have not begun clinical trials or obtained regulatory approval for any drug candidate or STARS. We may never obtain approval for any of our drug candidates or STARS.

We are still early in our development efforts and have not yet begun enrollment in any clinical trials evaluating QN-302, QN-247, RAS-F or STARS. There can be no assurance that QN-302, QN-247, RAS-F or STARS will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate revenues from drug candidates or STARS will depend on the successful development and eventual commercialization of QN-302, QN-247, RAS-F or STARS. The success of these products will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials;

●	acceptance of an IND or IDE application by the FDA or other clinical trial or similar applications from foreign regulatory authorities for our future clinical trials for our pipeline;

●	timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;

●	demonstration of safety, efficacy and acceptable risk-benefit profiles of our products to the satisfaction of the FDA and foreign regulatory agencies;

●	receipt and related terms of marketing approvals from applicable regulatory authorities, including the completion of any required post-marketing studies or trials;

●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our products;

●	developing and implementing marketing and reimbursement strategies;

●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

●	acceptance of our drugs or STARS, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	obtaining and maintaining third-party payor coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and it is possible that none of our drug candidates or STARS will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates or STARS. For example, our business could be harmed if results of the clinical trials of QN-302, QN-247, RAS-F, any other drug candidates or STARS vary adversely from our expectations.

Drug and device development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of QN-302, QN-247, RAS-F or STARS.

Most drug candidates fail, and taking a medical device from concept through clinical trials and regulatory approval is not easy or guaranteed. We are unable to predict when or if our drug candidates or STARS, our therapeutic medical device concept, will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of these products, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of these products for humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results.

We may experience numerous unforeseen events that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates or STARS, including:

●	regulators or IRBs or ECs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	clinical trials for our drug candidates and STARS may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay clinical trials or abandon product development programs;

●	the number of patients required for clinical trials for our drug candidates and STARS may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;

●	competition for clinical trial participants from investigational and approved therapies may make it more difficult to enroll patients in our clinical trials;

●	our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;

●	we may have to suspend or terminate clinical trials for our drug candidates or STARS for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	our drug candidates or STARS may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs/ECs to suspend or terminate the trials;

●	the cost of clinical trials for our drug candidates and STARS may be greater than we anticipate; and

●	the supply or quality of our drug candidates, STARS or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials.

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

Before we can initiate clinical trials of a drug candidate or STARS, we must submit the results of preclinical studies to the FDA along with other information as part of an IND or IDE application or similar regulatory filing, and the FDA (or corresponding foreign regulatory body) must approve the application. We have not yet submitted our IND application for QN-302 for pancreatic cancer) and we remain in a development stage with respect to STARS and any subsequent IDE. We cannot guarantee the timing for submitting the IND application for QN-302, and we do not know when this IND application (or any other IND or IDE application) would be approved, if ever.

Before obtaining marketing approval from the FDA for the sale of QN-302, QN-247, RAS-F, any other drug candidate or STARS, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. The FDA may require us to conduct additional preclinical studies for any drug candidate or STARS before it allows us to initiate clinical trials under any IND or IDE, which may lead to additional delays and increase the costs of our preclinical development programs.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA disagreeing as to the design or implementation of our clinical trials or with our recommended dose for any of our pipeline programs;

●	obtaining FDA authorization to commence a trial or reaching a consensus with the FDA on trial design;

●	obtaining approval from one or more IRBs/ECs;

●	IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	changes to clinical trial protocol;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	failing to manufacture or obtain sufficient quantities of drug candidate, STARS or, if applicable, combination therapies for use in clinical trials;

●	patients failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;

●	patients choosing an alternative treatment, or participating in competing clinical trials;

●	lack of adequate funding to continue the clinical trial;

●	patients experiencing severe or unexpected drug-related adverse effects;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

●	selecting or being required to use clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

●	a facility manufacturing our drug candidates, STARS or any of their components, including without limitation, our own facilities being ordered by the FDA to temporarily or permanently shut down due to violations of cGMP, regulations or other applicable requirements, or infections or cross-contaminations in the manufacturing process;

●	lack of stability of our clinical trial material or any quality issues that arise with the clinical trial material;

●	any changes to our manufacturing process that may be necessary or desired;

●	Qualigen, or our third-party contractors, not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical trial protocol; or

●	any third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs/ECs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the product under investigation, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/ECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to initiate or continue our ongoing or planned clinical trials for our products if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have ongoing clinical trials for products that would treat the same patients as QN-302, QN-247, RAS-F or STARS, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ products. In addition, introduction of new drugs or devices to the marketplace may have an effect on the number of patients available or timing of the availability of the patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

Adverse side effects or other safety risks associated with QN-302, QN-247, RAS-F or STARS product candidates could delay or preclude approval, cause us to suspend or discontinue any clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.

Results of our planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our products could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons.

Moreover, if our products are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our products, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many drug candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

The development and commercialization of pharmaceutical and device products are subject to extensive regulation, and we may not obtain regulatory approvals for QN-302, QN-247, RAS-F, STARS or any other product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to QN-302, QN-247, RAS-F and STARS, as well as any other product candidate that we may develop in the future, are subject to extensive regulation.

Regulatory approval of drugs in the United States requires the submission of an NDA to the FDA and we are not permitted to market any pharmaceutical product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

The current anticipated regulatory pathway for STARS in the United States will require the submission of a PMA to the FDA to demonstrate that the device is safe and effective for its intended use. This approval process generally requires clinical data to support the safety and effectiveness of the device.

FDA approval of an NDA or PMA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA or PMA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and any clinical trials of QN-302, QN-247, RAS-F, STARS or any other product candidate may not be predictive of the results of our later-stage clinical trials.

Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical trials can occur at any stage. Companies in the pharmaceutical and device industry frequently suffer setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent regulatory approval.

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

We intend to seek orphan drug designation in the United States for QN-302, QN-247, and/or RAS-F for one or more indications, such as pancreatic cancer, AML and pediatric neuroblastoma. Orphan drug status does not ensure that we will receive marketing exclusivity in a particular market, and there is no assurance that any application for orphan drug designation will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

We are dependent on third parties to conduct our planned preclinical studies and clinical trials of QN-302, QN-247, RAS-F and STARS. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. We have relied heavily, and expect to continue to rely, on UofL for preclinical studies related to QN-247 and RAS-F, and we expect to rely heavily on contract research organizations (“CROs”) and sponsored academic researchers for preclinical studies related to QN-302. As to any clinical trials, we expect to rely on CROs, sponsored academic researchers, clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, including GCP, requirements, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for QN-302, QN-247, RAS-F or STARS and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

We do not have manufacturing agreements in place for any of our current drug candidates. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. If we obtain regulatory approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third-party.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for QN-302, QN-247 or RAS-F.

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

The development and commercialization of pharmaceutical and device therapeutics products is highly competitive. We face competition from major pharmaceutical and device companies, specialty pharmaceutical and device companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates and other platform technologies that may be effective in developing therapeutics. Some of these competitive products, therapies and technologies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. The key competitive factors affecting the success of QN-302, QN-247, RAS-F and STARS are likely to be efficacy, safety, scope and limitations of marketing approval, and availability of reimbursement.

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

Our commercial success depends significantly on our ability to protect our proprietary (and exclusively in-licensed) technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the composition of matter of our product candidates, for example, QN-302, QN-247, RAS-F and STARS, the methods of use, related technologies, and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors and/or collaborators, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

Risks Related to Our Diagnostics Business

We may face challenges distributing our diagnostic products after our distribution agreement with Sekisui expires.

We currently rely on our diagnostics distribution partner Sekisui for most of our FastPack® distribution worldwide, pursuant to the terms of our distribution agreement with Sekisui. We maintain direct distribution for certain house accounts, including Low T.

Our distribution agreement with Sekisui expires on March 31, 2022. We will incur costs re-establishing and maintaining a direct sales force, and we may also face logistical issues and relationship issues with customers during the transition period. In addition, there is the risk that the direct sales force assembled and used by us will not be as efficient and effective as Sekisui’s distribution efforts.

Our diagnostic products face heavy competition.

Our FastPack system is a mature technology and faces heavy competition from manufacturers of more complex immunoassay systems designed primarily for central laboratory use, but that also are sold to physician offices. Many of our competitors have substantially greater financial, technical, research and other resources and capabilities. We also face competition from companies that have developed or are developing newer blood testing systems for use in physician offices. The FastPack system may not continue to be competitive in light of future technological developments by others.

Our diagnostic products are disadvantaged by reduced Medicare reimbursement and third-party payer pricing.

As noted above, a primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical devices, especially mature ones such as ours. Decreases in Medicare and private-insurer reimbursement for diagnostic tests such as ours in recent years are a negative factor in our attempts to maintain and grow our diagnostics business. This factor constrains the price that we can charge to providers for our diagnostic products. Moreover, if adequate reimbursement is not available or reimbursement is available only to limited levels, some physician offices, clinics and small hospitals may choose not to offer (or to discontinue offering) some or all of our diagnostic products. During the Transition Period, Low T discontinued our Total PSA test for this reason.

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

We are highly dependent on Michael Poirier, our Chief Executive Officer and Chairman, Christopher Lotz, our Chief Financial Officer and Vice President of Finance, Amy Broidrick, our President and Chief Strategy Officer, Dr. Wajdi Abdul-Ahad, our Chief Scientific Officer and Vice President of Research & Development, Shishir Sinha, our Chief Operating Officer, and Dr. Tariq Arshad, MD, our Chief Medical Officer, as well as other members of scientific, operations and corporate development teams.

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

As of March 25, 2022, we had 46 employees, 39 of whom were full-time employees. Although we outsource many drug development functions and may choose to continue to do so in the future, we expect to experience growth in the number of employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, and regulatory affairs as we progress QN-302, QN-247, RAS-F and STARS through the clinic and develop additional product candidates. In addition, in anticipation of the expiration of our distribution agreement with Sekisui on March 31, 2022, we are currently recruiting direct sales personnel. If any of our therapeutics product candidates receives regulatory approval, we would potentially need to expand into sales, marketing and distribution. To manage anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert management and business development resources.

We currently rely, and for the foreseeable future will continue to rely, in substantial part, on certain third-party contract research organizations, sponsored academic researchers, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of QN-302, QN-247, RAS-F, STARS or any of our other current or future product candidates. We cannot assure that the services of such third-party contract research organizations, sponsored academic researchers, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of QN-302, QN-247, RAS-F, STARS or any of our other current or future product candidates or otherwise advance our business. We cannot assure that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

As of December 31, 2021 there were 4,841,856 stock options outstanding under our equity incentive plans for service providers. In addition, as of December 31, 2021, we had 9,821,399 outstanding warrants, of which 5,469,994 were held by Alpha Capital Anstalt. Outstanding stock options, warrants and preferred stock can potentially result in dilution to the holders of existing outstanding common stock.

We rely significantly upon information technology, and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively and result in a material disruption of our product development programs.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company. Outside parties may attempt to penetrate our systems or those of our partners or fraudulently induce our employees or employees of our partners to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and computer viruses, cyber-attacks or other system failures. Any system failure, accident or security breach that causes interruptions in our operations, for us or our partners, could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and we could incur significant increases in costs to recover or reproduce the data. The risk of cyber incidents could also be increased by cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, including potential proliferation of malware from the conflict into systems unrelated to the conflict. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we may incur liabilities and the further development of our product candidates may be delayed.

The number and complexity of these security threats continue to increase over time. If a breach of our security systems or that of our partners occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

COVID-19 has and may continue to adversely affect our business and prospects.

COVID-19 has had, and may continue to have, adverse impacts on the U.S. and world economy, health care systems, personnel availability, supply chains, social and political assumptions, and capital markets. Those impacts may be especially serious for smaller companies such as Qualigen. We could also be impacted by other pandemics, epidemics, or infectious diseases.

Our sales of diagnostic products fell significantly during 2020 (and net loss increased significantly), as deferral of patients’ non-emergency visits to physician offices, clinics and small hospitals sharply reduced demand for FastPack tests. In 2021 we experienced some recovery in demand, but this phenomenon may continue to some extent for the duration of the pandemic, although its degree will probably vary depending on progress toward suppressing the pandemic, lockdowns and similar responses, and personal and societal behavior changes arising from psychological factors. We continue to evaluate the extent to which COVID-19 may impact our business and operations and adjust risk mitigation planning and business continuity activities as needed.

Failures in our IT and storage systems, including as a result of cyber-security breaches, could significantly disrupt our business or force us to expend excessive costs.

We utilize complex IT systems to transmit and store information, including sensitive personal information and proprietary or confidential information, and otherwise to support our business and process. In the future, our systems may prove inadequate to our business needs and necessary upgrades may not operate as designed, which could result in excessive costs or disruptions in portions of our business. In particular, any disruptions, delays or deficiencies from our enterprise resource planning systems could adversely affect our ability to, among other matters, process orders, procure supplies, manufacture and ship products, track inventory, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

Our IT and storage systems are potentially vulnerable to physical or electronic break-ins, ransomware attacks, computer viruses and similar disruptive problems. Sustained or repeated system failures that interrupt our ability to generate, maintain or access data could result in a material disruption in our operations. Furthermore, a security breach could be facilitated by ineffective protection measures, employee errors or omissions, and malfeasance. Despite our efforts to protect against cyber-attacks and security breaches, hackers and other cyber criminals are using increasingly sophisticated and constantly evolving techniques, and we may need to expend substantial additional resources to continue to protect against potential security breaches or to remediate problems caused by such attacks or any breach of our safeguards. In addition, a data security breach or ransomware attack could distract management or other key personnel from performing their primary operational duties. If such a breach leads to disclosure of consumer, customer, supplier, partner or employee information (including personally identifiable information or protected health information), it could harm our reputation, compel us to comply with disparate state and foreign breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. The costs of maintaining adequate protection against such threats are significant and are expected to continue to increase in the future and may be material to our financial statements.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, disruptions in the financial markets, or inflation could adversely impact our business. In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the conflict between Russia and Ukraine, the withdrawal of the United Kingdom from the European Union, and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business.

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

If we are unable to remediate the material weakness in our internal controls over financial reporting or if additional material weaknesses are discovered in our internal accounting procedures, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of our 2021 consolidated financial statements, our management and independent registered public accounting firm noted a material weakness in our controls as discussed in Part 9.A. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to develop or maintain effective internal controls over financial reporting or difficulties encountered in implementing or improving our internal controls over financial reporting could harm our operating results and prevent us from meeting our reporting obligations. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, investors relying upon this misinformation could make an uninformed investment decision, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities or to stockholder class action securities litigation.

We cannot assure you that measures being taken in order to remediate the material weakness described above will fully remediate such material weakness. We also cannot assure you that we have identified all of our existing control deficiencies or that we will not in the future have additional material weaknesses.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease an approximately 23,000 square feet all-purpose facility in Carlsbad, California, where we conduct all our operations.

Item 3. Legal Proceedings.

The information set forth in “Litigation and Other Legal Proceedings” in Note 9 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by reference.

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

Holders

As of March 25, 2022, there were 692 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sales of Unregistered Securities

On December 3, 2021, we issued a common stock warrant (the “Warrant”) to a consultant, entitling the consultant to purchase up to 600,000 of our shares of common stock at an exercise price of $1.32 per share until June 3, 2023. We relied on the exemption from registration provided under Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

PART II

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements” for additional information.

Overview

We are a diversified life sciences company focused on developing treatments for adult and pediatric cancers with potential for Orphan Drug designation, while also commercializing diagnostics. Our cancer therapeutics pipeline includes QN-302, QN-247 and RAS-F. Our investigational QN-302 compound is a small molecule G4 selective transcription inhibitor with strong binding affinity to G4s prevalent in cancer cells. Such binding could, by stabilizing the G4s against “unwinding,” help inhibit cancer cell proliferation. QN-247 is a DNA coated gold nanoparticle cancer drug candidate that has the potential to target various types of cancer; the nanoparticle conjugate technology is similar to the core nanoparticle coating technology used in our blood-testing diagnostic products. The foundational aptamer of QN-247, QN-165 (formerly referred to as AS1411), which the Company has deprioritized as a drug candidate for treating COVID-19 and other viral-based infectious diseases. RAS-F is a family of RAS oncogene protein-protein interaction inhibitor small molecules for preventing mutated RAS genes’ proteins from binding to their effector proteins; preventing this binding could stop tumor growth, especially in RAS-driven tumors such as pancreatic, colorectal and lung cancers. We are also identifying strategic partnering opportunities for STARS, a DNA/RNA-based therapeutic device product concept for removing precisely targeted tumor-produced and viral compounds from circulating blood.

Because our therapeutic candidates are still in the pre-clinical development stage, our only products that are currently commercially available are the FastPack System diagnostic instruments and test kits. Our FastPack System diagnostic instruments and test kits are sold commercially primarily in the United States, as well as certain European countries. The FastPack System menu includes rapid point-of-care diagnostic tests for cancer, men’s health, hormone function, and vitamin D status. We have always utilized a “razor and blades” pricing strategy, providing analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits. We currently rely on our diagnostics distribution partner Sekisui for most FastPack distribution worldwide pursuant to a distribution agreement, but maintain direct distribution for certain house accounts, including selling our total testosterone test kits to Low T, the largest men’s health group in the United States, with 40 locations. The distribution agreement with Sekisui will expire on March 31, 2022, at which time the services currently provided by Sekisui will revert to us and we will recognize 100% of the revenue from the sales of our FastPack diagnostic instruments and test kits. We have licensed and technology-transferred our FastPack System technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd. for the China diagnostics market.

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

Because Qualigen, Inc. was the accounting acquirer in the reverse recapitalization transaction, all references to financial figures of “the Company” presented in the accompanying financial statements and Notes are those of Qualigen, Inc.; the corresponding figures of Ritter Pharmaceuticals, Inc. have been disregarded. Moreover, references in this Annual Report to “our” pre-May 22, 2020-merger history, securities and agreements are references to the pre-May 22, 2020 merger history, securities and agreements of Qualigen, Inc., except where otherwise expressly specified.

We are no longer pursuing the gastrointestinal disease treatment business on which Ritter Pharmaceuticals, Inc. had focused before the reverse recapitalization transaction.

Distribution and Development Agreement with Sekisui

In May 2016, through our wholly-owned diagnostics subsidiary Qualigen, Inc., we entered into a Distribution and Development Agreement (the “Distribution Agreement”) with Sekisui. Under the Distribution Agreement, Sekisui currently serves as the exclusive worldwide distributor for FastPack products (although we retain certain specific accounts for direct transactions). Sekisui’s exclusive distribution arrangements are effective until March 31, 2022.

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

The Distribution Agreement with Sekisui is scheduled to expire on March 31, 2022, at which time the services currently provided by Sekisui will revert to us and we will recognize 100% of the revenue from the sales of our FastPack diagnostic instruments and test kits.

Technology Transfer Agreement with Yi Xin

Through our wholly-owned diagnostics subsidiary Qualigen, Inc., we entered into a Technology Transfer Agreement dated as of October 7, 2020 with Yi Xin, of Suzhou, China, which authorizes Yi Xin to develop, manufacture and sell new generations of diagnostic test systems based on our core FastPack technology. In addition, the Technology Transfer Agreement authorizes Yi Xin to manufacture and sell our current generations of FastPack System diagnostic products (1.0, IP and PRO) in China.

Under the Technology Transfer Agreement, we have received total net cash payments of approximately $670,000, of which approximately $632,000 is classified as license revenue, and approximately $38,000 is classified as product sales on the statement of operations for the fiscal year ended December 31, 2021. We will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin.

We have provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

We have provided Yi Xin the exclusive rights for China – which is a market we have not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of our existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of our existing generations of FastPack products); any such non-China sales would, until March 31, 2022, need to be through Sekisui. After March 31, 2022, Yi Xin will have the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Yi Xin will also have the right, after March 31, 2022, to buy Qualigen-manufactured FastPack 1.0, IP and PRO products from us at distributor prices for resale in and for the United States (but not to or toward current U.S. customers of those products). We did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack product lines, even after March 31, 2022.

We agreed in the Technology Transfer Agreement that we would not, after March 31, 2022, seek new FastPack customers outside the United States.

Yi Xin is a newly-formed company and is subject to many risks. There can be no assurance that Yi Xin will successfully commercialize any products or that we will receive any royalties from Yi Xin.

Warrant Liabilities

In 2004, Qualigen, Inc. issued Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 Ritter reverse recapitalization transaction and are now exercisable for Qualigen Therapeutics common stock. These warrants were so-called “exploding warrants” – as they contained a provision that if Qualigen, Inc. issued shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price would be re-set to such new price and the number of shares underlying the warrants would be increased in the same proportion as the exercise price decrease. For accounting purposes, such “exploding warrants” give rise to “warrant liabilities”. Although the fair value of the warrants was immaterial at March 31, 2020, the operation of the “double-ratchet” provisions in these “exploding warrants” in connection with the reverse-recapitalization transaction now allow the holders to exercise for a significantly higher number of shares than before and at a significantly lower price than the current market price of our shares. Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our Consolidated Balance Sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our Consolidated Statements of Operations. The size of these warrant liabilities was quite large ($1.7 million and $8.3 million at December 31, 2021 and 2020 respectively) and caused a significant distortion of our Consolidated Balance Sheets and our results of operations for these periods. Because this fair value will be determined each quarter on a “mark-to-market” basis, this item could result in significant variability in our future quarterly and annual Consolidated Statement of Operations and Consolidated Balance Sheets based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in an increase (possibly quite large) in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a decrease (possibly quite large) in the fair value of the warrant liabilities. Approximately 53% of these “exploding warrants” have been exercised as of December 31, 2021, which reduced the amplitude of this variability. (There were 2,481,614 of these “exploding warrants” outstanding at December 31, 2021 and 3,378,596 of these “exploding warrants” outstanding at December 31, 2020.) We will continue to encourage the holders of these warrants to exercise them, and if the number of outstanding “exploding warrants” is further reduced the potential amplitude of the changes in the warrant liabilities will correspondingly be further reduced.

Impact of COVID-19 Pandemic

COVID-19 has had, and will continue to have, adverse impacts on the U.S. and world economy, health care systems, personnel availability, supply chains, social and political assumptions, and capital markets. Those impacts are expected to be especially serious for smaller companies such as ours. Our sales of diagnostic products fell significantly in the nine months ended December 31, 2020 (and net loss increased significantly), as deferral of patients’ non-emergency visits to physician offices, clinics and small hospitals sharply reduced demand for FastPack tests. A resurgence of the COVID-19 pandemic, or the emergence of new vaccine resistant variants of COVID-19 or some other infectious disease could have a similar impact on our future operations, although the degree of impact will probably depend on the extent of any lockdowns and similar actions taken in response to the pandemic as well as any personal and societal behavior changes arising from psychological factors.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

●	Revenue recognition

●	Allowance for doubtful accounts and returns

●	Inventory

●	Research and development

●	Warrant liabilities and stock-based compensation

●	Lease accounting

●	Long lived assets

On January 1, 2021, the Company early adopted ASU No. 2021-04 Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) and ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”6, (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”

During the nine months ended December 31, 2020, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and Accounting Standards Codification Topic 842, Leases. The application of other existing accounting policies was not changed as of and for the year ended December 31, 2021.

Results of Operations

Comparison of the Twelve-Month Year Ended December 31, 2021 (“Fiscal 2021”) and Nine Months Ended December 31, 2020 (the “Transition Period”)

The following table summarizes our results of operations for Fiscal 2021 and the Transition Period:

	For the Year Ended December 31,	For the Nine Months Ended December 31,
	2021	2020
REVENUES
Net product sales	$5,021,721	$2,849,561
License revenue	632,004	—
Total revenues	5,653,725	2,849,561

EXPENSES
Cost of product sales	4,332,485	2,640,148
General and administrative	11,724,964	7,105,337
Research and development	11,716,718	3,316,099
Sales and marketing	542,594	307,903
Impairment loss on construction in progress	—	1,376,000
Total expenses	28,316,761	14,745,487

LOSS FROM OPERATIONS	(22,663,036)	(11,895,926)

OTHER EXPENSE (INCOME), NET
(Gain) loss on change in fair value of warrant liabilities	(4,723,187)	8,310,101
Gain on loan extinguishment	—	(451,345)
Interest (income) expense, net	(42,693)	48,039
Other income, net	(5,446)	(256,354)
Total other expense (income), net	(4,771,326)	7,650,440

LOSS BEFORE PROVISION FOR INCOME TAXES	(17,891,710)	(19,546,366)

PROVISION FOR INCOME TAXES	5,427	—

NET LOSS	$(17,897,137)	$(19,546,366)

Revenues

Our operating revenues are primarily generated from sales of diagnostic tests. Revenues for Fiscal 2021 were $5.6 million compared to $2.8 million for the Transition Period, an increase of $2.8 million, or 98%. This increase was primarily due to $2.2 million in increased diagnostic product sales, as well the recognition of approximately $0.6 million in license revenue from Yi Xin under the Technology Transfer Agreement, compared with no license revenue in the Transition Period.

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales for Fiscal 2021 and the Transition Period were approximately $5.0 million and $2.8 million, respectively, representing an increase of approximately $2.2 million, or 76%. This improvement was due to a recovery from the effects of COVID-19 pandemic during the prior year as well as the fact that the Transition Period had only nine months versus a full twelve months in Fiscal 2021.

License Revenue

License revenue for Fiscal 2021 was $0.6 million, due to the recognition of revenue from Yi Xin under the Technology Transfer Agreement. There was no license revenue for the Transition Period.

Expenses

Cost of Product Sales

Cost of product sales increased to $4.3 million for Fiscal 2021, or 86% of net product sales, compared to $2.6 million for the Transition Period, or 93% of net product sales. The increase in dollars (even after recognizing and adjusting for the fact that the Transition Period had only nine months and Fiscal 2021 had twelve months) and decrease in percentage of net product sales were primarily due to increased unit sales of product, which resulted in economies of scale.

General and Administrative Expenses

General and administrative expenses increased sharply from $7.1 million for the Transition Period to $11.7 million for Fiscal 2021. This increase was primarily due to $2.1 million in employee/director stock-based compensation expense, a $0.7 million increase in professional fees (including $0.3 million in stock-based compensation), a $0.6 million increase in insurance expenses, and a $1.2 million increase in payroll expenses, primarily due to the addition of a new President and Chief Strategy Officer position, higher strategic consulting and proxy distribution costs, as well as the fact that the Transition Period had only nine months versus a full twelve months in Fiscal 2021.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. Research and development costs increased sharply from $3.3 million for the Transition Period to $11.7 million for Fiscal 2021. Of the $3.3 million of research and development costs for the Transition Period (nine months), $2.5 million (75%) was attributable to therapeutics and $0.8 million (25%) was attributable to diagnostics. Of the $11.7 million of research and development costs for Fiscal 2021 (twelve months), $10.4 million (88%) was attributable to therapeutics and $1.3 million (12%) was attributable to diagnostics.

The increase in diagnostic research and development costs was primarily due to $0.3 million in increased stock-based compensation expense, and $0.2 million resulting from the fact that the Transition Period had only nine months and Fiscal 2021 had twelve months. The increase in therapeutics research and development costs was primarily due to an increase of $5.6 million in expenses related to the potential application of QN-165 for the treatment of COVID-19 ($4.3 million in drug compound manufacturing costs, and a $1.3 million increase in other pre-clinical research costs), as well as pre-clinical research and development cost increases of approximately $0.7 million for QN-247, $0.5 million for RAS, and an increase of approximately $0.8 million in payroll-related expenses primarily due to the addition of a new Chief Medical Officer position, and $0.3 million in increased patent costs for Fiscal 2021 (twelve months), all as compared to the Transition Period (nine months). On August 11, 2021, the FDA informed us that additional pre-clinical studies would be required in order for the FDA to clear the IND application that we filed on July 13, 2021 for clinical studies of QN-165 for the treatment of COVID-19 in hospitalized patients. We have since decided to deprioritize this QN-165 program.

For the future, we expect our therapeutic research and development costs to continue to significantly outweigh our diagnostic research and development costs, and to be relatively lower in periods when we are focusing on pre-clinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses for Fiscal 2021 increased to approximately $0.5 million as compared to $0.3 million for the Transition Period, primarily due to an increase in payroll-related expenses, and the fact that the Transition Period had only nine months and Fiscal 2021 had twelve months.

Impairment Loss

During the Transition Period, we evaluated the ongoing value of construction in progress related to new FastPack manufacturing equipment. Based on this evaluation, we determined the asset was impaired and wrote it down by $1.4 million to its estimated fair value of $0. There was no impairment loss for Fiscal 2021.

Other Expense

Change in Fair Value of Warrant Liabilities

During Fiscal 2021 we experienced (primarily due to a decrease in our stock price during the period) a $4.7 million gain in other income because of the change in fair value of the warrant liabilities arising from our “exploding warrants” series (containing a “double-ratchet” provision) issued by Qualigen, Inc. many years ago to brokers and investors in connection with a 2004 private placement. The estimated fair value of these warrants decreased to $1.7 million as of December 31, 2021 from $8.3 million as of December 30, 2020. For the Transition Period, the loss on change in fair value of warrant liabilities was $8.3 million due to an associated increase in the market price of our common stock. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to continue to result in significant variability in our future quarterly and annual Consolidated Statements of Operations based on unpredictable changes in our public market common stock price and the number of warrants outstanding at the end of each quarter.

Gain on Loan Extinguishment

We recognized a $0.5 million gain on loan extinguishment in the Transition Period when the federal government forgave our CARES Act loan. There was no similar item in Fiscal 2021.

Interest (Income) Expense, Net

There was $43,000 in net interest income during Fiscal 2021 versus net interest expense of $48,000 during the Transition Period. During the Transition Period, interest on $1.7 million principal amount of convertible notes payable ceased to accrue when they automatically converted in May 2020 upon the closing of the reverse recapitalization transaction. In addition, between April 1, 2020 and December 31, 2020 we paid off our revolving factoring line of credit facility and repaid approximately $0.9 million to Sekisui. During the second quarter of Fiscal 2021 we paid off our Equipment Financing Agreements, which eliminated all of our notes payable. Interest income was generated during both periods from cash in interest bearing bank depository accounts.

Other (Income) Expense, Net

There was $5,000 of other income during Fiscal 2021, and approximately $256,000 in other income during the Transition period, of which $250,000 resulted from a license option fee for our FastPack 2.0 technology.

Liquidity and Capital Resources

As of December 31, 2021, we had $17.5 million of cash. However, we have suffered recurring losses from operations and expect to continue to do so. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Annual Report.

As a pre-clinical development-stage therapeutics biotechnology company, we expect to continue to have net losses and negative cash flow from operations, which over time will challenge our liquidity. There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute our business plan, including full clinical trials of therapeutic drug candidates, we will require significant additional financing. There can be no assurance that further financing can be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

Our Consolidated Balance Sheet as of December 31, 2021 included $1.7 million of warrant liabilities. We do not consider that the warrant liabilities constrain our liquidity, as a practical matter. Our current liabilities as of December 31, 2021 included $0.9 million of accounts payable and $1.8 million of accrued expenses and other current liabilities.

Contractual Obligations and Commitments

On December 15, 2021, our wholly-owned subsidiary Qualigen, Inc. entered into a Second Amendment to Lease with Bond Ranch LP. This Amendment extended the Company’s triple-net leasehold on its existing 22,624-square-foot headquarters/manufacturing facility at 2042 Corte del Nogal, Carlsbad, California for the 61-month period of November 1, 2022 to November 30, 2027. Over the 61 months, the base rent payable will total $1,950,710; however, the base rent for the first 12 months of the 61-month period will be only $335,966. Additionally, Qualigen, Inc. is entitled to a $339,360 tenant improvement allowance. See Note 9 of the consolidated financial statements for additional details.

We have no material contractual obligations not fully recorded on our Consolidated Balance Sheet or fully disclosed in the notes to the financial statements.

We have obligations under various license and sponsored research agreements to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing for product approval with the FDA or other regulatory agencies, product approval by the FDA or other regulatory agencies, product launch or product sales) or on the sublicense of our rights to another party. We have not included these commitments on our balance sheet because the achievement and timing of these events is not fixed and determinable. Certain milestones are in advance of receipt of revenue from the sale of products and, therefore, we may require additional debt or equity capital to make such payments.

These commitments include multiple license and sponsored research agreements with UofL Research Foundation (“ULRF”). Under these agreements, we will take over development, regulatory approval and commercialization of various drug compounds from ULRF and are responsible for maintenance of the related intellectual property portfolio. We agreed to reimburse ULRF for sponsored research expenses of up to $805,000 and prior patent costs of up to $200,000 for QN-247. As of December 31, 2021 we had up to $136,000 remaining due under this sponsored research agreement for QN-247. We also agreed to reimburse ULRF for sponsored research expenses of up to $1.8 million and prior patent costs of up to $112,000 for RAS. As of December 31, 2021 we had up to $0.7 million remaining due under this sponsored research agreement for RAS. This sponsored research agreement for RAS was subsequently amended in March 2022 (see Note 15). We agreed to reimburse ULRF for sponsored research expenses of up to $430,000 and prior patent costs of up to $24,000 for QN-165. As of December 31, 2021 we had no remaining amounts due under this sponsored research agreement for QN-165. For these agreements we are required to make patent maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of any sublicense income.

We enter into contracts in the normal course of business, including with clinical sites, contract research organizations, and other professional service providers for the conduct of clinical trials, contract manufacturers for the production of our product candidates, contract research service providers for preclinical research studies, professional consultants for expert advice and vendors for the sourcing of clinical and laboratory supplies and materials. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table sets forth the significant sources and uses of cash and cash equivalents for the periods set forth below:

	For the Year Ended	For the Nine Months Ended
	December 31,	December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(14,730,742)	$(10,162,935)
Investing activities	(141,364)	(65,094)
Financing activities	8,433,808	34,051,478
Net increase (decrease) in cash and cash equivalents	$(6,438,298)	$23,823,449

Net Cash Used in Operating Activities

During the year ended December 31, 2021, operating activities used $14.7 million of cash, primarily resulting from a net loss of $17.9 million. Cash flows from operating activities (as opposed to net loss) for the twelve months ended December 31, 2021 were impacted by a $5.6 million increase in stock-based compensation expense, a $1.3 million decrease in prepaid expenses and other assets, a $1.0 million increase in accrued expenses and other current liabilities and a $0.4 million increase in accounts payable, due to higher costs related to therapeutics research and development. The decrease in prepaid expenses reflected in the statements of cash flows from operating activities was primarily due to the expensing during the period of $1.2 million of previous prepayments to STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, which was our manufacturer of QN-165 drug compounds. Cash flows from operating activities (as opposed to net loss) for the twelve months ended December 31, 2021 were negatively impacted by a $4.7 million gain on change in fair value of warrant liabilities (as described above), and a $0.4 million decrease in deferred revenue primarily resulting from recognition of Yi Xin license revenue.

During the Transition Period, operating activities used $10.2 million of cash, resulting from a net loss of $19.5 million, largely offset by the $8.3 million loss on change in fair value of warrant liabilities. Cash flows from operating activities (as opposed to net loss) for the Transition Period were impacted by the $8.3 million loss on change in fair value of warrant liabilities (as described above), $2.8 million in employee/director stock-based compensation expense, a $1.4 million impairment loss on construction in progress and a $0.4 million write-off of patents and licenses. Cash flows from operating activities (as opposed to net loss) for the Transition Period were negatively impacted by a $1.5 million increase in prepaid expenses, payment of $0.9 million owed to Sekisui, a $0.5 million gain on CARES Act loan extinguishment and a $0.4 million decrease in accounts payable. The increase in prepaid expenses reflected in the statements of cash flows from operating activities was primarily due to $1.2 million of upfront deposits paid to STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, which was our manufacturer of QN-165 drug compounds.

Net Cash Used in Investing Activities

During Fiscal 2021, net cash used in investing activities was approximately $0.1 million, primarily related to the purchase of property and equipment.

During the Transition Period, net cash used in investing activities was $0.1 million, primarily related to purchase of property and equipment, offset by cash and cash equivalents acquired in the May 2020 reverse recapitalization.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for Fiscal 2021 was approximately $8.4 million, due to $8.8 million of proceeds from sales of equity securities in a registered-direct offering to several institutional investors, and $0.5 million of net proceeds from warrant exercises, offset by $0.7 million in payments for offering costs related to the registered-direct offering and $0.1 million of principal payments on notes payable.

Net cash provided by financing activities for the Transition Period was $34.1 million, due to $34.0 million of proceeds from a reverse-recapitalization-time equity capital raise and later sales of equity securities in three registered-direct offerings to an institutional investor, $1.4 million in proceeds from the issuance of notes payable (including a $0.5 million CARES Act loan that ultimately was forgiven) and $1.3 million of net proceeds from warrant exercises, offset by $1.4 million in payments for offering costs related to the three registered-direct offerings and $1.3 million of principal payment of notes payable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 23)

To the Board of Directors and Stockholders of Qualigen Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qualigen Therapeutics, Inc. (the “Company”) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2021 and for the nine months ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the nine months ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Warrant Liabilities

Critical Audit Matter Description

As described in Note 7 to the consolidated financial statements, the Company’s warrant liability balance was $1.7 million at December 31, 2021. Certain of the warrants for the purchase of shares of common stock issued by the Company require liability classification and are recorded at fair value each reporting period. The Company determines the fair value of the warrants classified as liabilities utilizing a Monte Carlo simulation model.

We identified the warrant liabilities as a critical matter because, auditing the Company’s valuation of its warrant liabilities was especially challenging as the fair value is based on various inputs and significant assumptions used in Monte Carlo simulation models and certain of the assumptions were based on management’s judgement, and therefore are not objectively verifiable.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address the critical audit matter included:

●	Obtaining an understanding of the Company’s processes related to the determination of the fair value of the warrants.

●	Assessing the methodology used by the Company to estimate the fair value by using a valuation specialist to review the Monte Carlo simulation models and assumptions used by the Company for reasonableness.

●	Testing the accuracy and completeness of the underlying data used by the Company.

●	Evaluating the reasonableness of management’s inputs by tracing the inputs to contracts and comparing third-party data and analyses.

●	Analyzing changes in the fair value by comparing to prior periods and performing sensitivity analyses to evaluate the reasonable changes in the Company’s assumptions.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2018.

San Diego, California

March 31, 2022

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$17,538,272	$23,976,570
Accounts receivable, net	822,351	615,757
Inventory, net	1,055,878	953,458
Prepaid expenses and other current assets	1,379,896	2,678,894
Total current assets	20,796,397	28,224,679
Right-of-use assets	1,645,568	430,795
Property and equipment, net	203,920	247,323
Equipment held for lease, net	296	17,947
Intangible assets, net	171,190	187,694
Other assets	18,334	18,334
Total Assets	$22,835,705	$29,126,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$886,224	$500,768
Accrued expenses and other current liabilities	1,793,901	746,738
Notes payable, current portion	—	131,766
Deferred revenue, current portion	135,063	486,031
Operating lease liability, current portion	134,091	254,739
Warrant liabilities	1,686,200	8,310,100
Total current liabilities	4,635,479	10,430,142
Notes payable, net of current portion	—	6,973
Operating lease liability, net of current portion	1,542,564	236,826
Deferred revenue, net of current portion	92,928	158,271
Total liabilities	6,270,971	10,832,212
Commitments and contingencies (Note 9)
Stockholders’ equity
Series Alpha convertible preferred stock, $0.001 par value; 7,000 shares authorized; 0 and 180 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	1
Common stock, $0.001 par value; 225,000,000 shares authorized; 35,290,178 and 27,296,061 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	35,290	27,296
Additional paid-in capital	101,274,073	85,114,755
Accumulated deficit	(84,744,629)	(66,847,492)
Total stockholders’ equity	16,564,734	18,294,560
Total Liabilities & Stockholders’ Equity	$22,835,705	$29,126,772

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Nine Months Ended December 31,
	2021	2020
REVENUES
Net product sales	$5,021,721	$2,849,561
License revenue	632,004	—
Total revenues	5,653,725	2,849,561

EXPENSES
Cost of product sales	4,332,485	2,640,148
General and administrative	11,724,964	7,105,337
Research and development	11,716,718	3,316,099
Sales and marketing	542,594	307,903
Impairment loss on construction in progress	—	1,376,000
Total expenses	28,316,761	14,745,487

LOSS FROM OPERATIONS	(22,663,036)	(11,895,926)

OTHER (INCOME) EXPENSE, NET
(Gain) loss on change in fair value of warrant liabilities	(4,723,187)	8,310,100
Gain on loan extinguishment	—	(451,345)
Interest (income) expense, net	(42,693)	48,039
Other income, net	(5,446)	(256,354)
Total other (income) expense, net	(4,771,326)	7,650,440

LOSS BEFORE PROVISION FOR INCOME TAXES	(17,891,710)	(19,546,366)

PROVISION FOR INCOME TAXES	5,427	—

NET LOSS	$(17,897,137)	$(19,546,366)

Net loss per common share, basic and diluted	$(0.61)	$(1.12)
Weighted—average number of shares outstanding, basic and diluted	29,334,865	17,431,714

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series D-1 Convertible		Series Alpha Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	180	$1	27,296,061	$27,296	$85,114,755	$(66,847,492)	$18,294,560
Stock issued upon cash-exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	1,618,297	1,619	2,358,570	—	2,360,189
Stock issued upon net-exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	227,404	227	(227)	—	—
Issuance of common stock for conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	(180)	(1)	243,416	243	(243)	—	(1)
Fair value of warrants issued for professional services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	298,651	—	298,651
Shares issued pursuant to Securities Purchase Agreements	—	—	—	—	—	—	—	—	—	—	—	—	5,880,000	5,880	8,814,120	—	8,820,000
Commission and offering costs of Securities Purchase Agreements	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,960,465)	—	(2,960,465)
Fair value of warrant modifications pursuant to Securities Purchase Agreements	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,253,536	—	2,253,536
Stock issued for professional services	—	—	—	—	—	—	—	—	—	—	—	—	25,000	25	101,725	—	101,750
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,293,651	—	5,293,651
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,897,137)	(17,897,137)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	35,290,178	$35,290	$101,274,073	$(84,744,629)	$16,564,734

	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series D-1 Convertible		Series Alpha Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Shares	Amount $	Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2020	2,412,887	$24,129	7,707,736	$77,077	3,300,715	$33,007	1,508,305	$15,083	643,511	$6,435	$—	$—	5,602,214	$56,026	$45,161,599	$(47,301,126)	$(1,927,770)
Issuance of Series Alpha preferred shares upon closing of private placement	—	—	—	—	—	—	—	—	—	—	5,010	5	—	—	4,009,995	—	4,010,000
Issuance of Series Alpha preferred stock for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	350	—	—	—	350,000	—	350,000
Issuance of common stock for conversion of preferred stock	(2,412,887)	(24,129)	(7,707,736)	(77,077)	(3,300,715)	(33,007)	(1,508,305)	(15,083)	(643,511)	(6,435)	(5,180)	(4)	13,046,931	13,046	142,690	—	—
Issuance of common stock for conversion of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	1,775,096	1,775	1,582,633	—	1,584,408
Effect of reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(2,095,826)	(52,519)	863,405	—	810,886
Shares and warrants issued to advisor upon closing of private placement	—	—	—	—	—	—	—	—	—	—	—	—	1,217,147	1,217	1,103,891	—	1,105,108
Fair value of shares issued to advisor upon closing of private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(902,250)	—	(902,250)
Fair value of warrants issued to advisor upon closing of private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(202,858)	—	(202,858)
Shares and warrants issued pursuant to Securities Purchase Agreements	—	—	—	—	—	—	—	—	—	—	—	—	6,008,660	6,009	29,994,771	—	30,000,781
Commission and offering costs of Securities Purchase Agreements	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,360,800)	—	(1,360,800)
Stock issued for professional services	—	—	—	—	—	—	—	—	—	—	—	—	46,967	47	239,953	—	240,000
Warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	1,694,872	1,695	1,330,875	—	1,332,570
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,800,851	—	2,800,851
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,546,366)	(19,546,366)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	180	$1	27,296,061	$27,296	$85,114,755	$(66,847,492)	$18,294,560

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Nine Months Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,897,137)	$(19,546,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,218	88,383
Amortization of right-of-use assets	225,059	154,717
Impairment loss on construction in progress	—	1,376,000
Gain on CARES Act loan extinguishment	—	(449,050)
Accounts receivable reserves and allowances	(247,845)	(12,669)
Inventory reserves	(108,138)	10,060
Common stock issued for professional services	101,750	—
Warrants issued for professional services	298,651	—
Stock-based compensation	5,293,651	2,800,851
(Gain) loss on change in fair value of warrant liabilities	(4,723,187)	8,310,100
Write off of patents and licenses	—	374,618
Changes in operating assets and liabilities:
Accounts receivable	41,250	104,214
Inventory and equipment held for lease	111,422	(297,637)
Prepaid expenses and other assets	1,298,998	(1,531,056)
Accounts payable	385,455	(378,496)
Accrued expenses and other current liabilities	1,047,163	(333,665)
Due to related party	—	(926,385)
Operating lease liability	(254,740)	(171,545)
Deferred revenue	(416,312)	264,991
Net cash used in operating activities	(14,730,742)	(10,162,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(134,471)	(208,464)
Payments for patents and licenses	(6,893)	(6,455)
Cash and cash equivalents acquired in reverse recapitalization	—	149,825
Net cash used in investing activities	(141,364)	(65,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series Alpha preferred shares upon closing of private placement	—	4,010,000
Net proceeds from warrant exercises	459,476	1,332,570
Net proceeds from the issuance of notes payable	—	1,392,463
Proceeds from issuance of shares and warrants pursuant to Securities Purchase Agreements	8,820,000	30,000,781
Offering costs of Securities Purchase Agreements	(706,929)	(1,360,800)
Principal payments on notes payable	(138,739)	(1,323,536)
Net cash provided by financing activities	8,433,808	34,051,478

Net change in cash	(6,438,298)	23,823,449

CASH - beginning of period	23,976,570	153,121
CASH - end of period	$17,538,272	$23,976,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,233	$32,692
Taxes	$5,133	$4,774
NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for professional services	$—	$240,000
Issuance of common stock for conversion of debt and accrued interest	$—	$1,584,408
Issuance of common stock for conversion of preferred stock before closing of reverse recapitalization	$—	$148,690
Issuance of preferred stock for conversion of debt	$—	$350,000
Fair value of shares issued to advisor upon closing of private placement	$—	$902,250
Fair value of warrants issued to advisor upon closing of private placement	$—	$202,858
Effect of reverse recapitalization	$—	$810,886
Issuance of common stock for conversion of preferred stock after closing of reverse recapitalization	$243	$6,000
Right-of-use assets obtained in exchange for operating lease liabilities	$1,439,830	$663,110
CARES Act loan interest forgiven	$—	$2,295
Fair value of shares issued for cashless warrant exercises	$764,657	$101,187
Net transfers to inventory from equipment held for lease	$1,304	$5,743
Warrant modifications pursuant to Securities Purchase Agreements	$2,253,536	$—
Fair value of warrant liabilities on date of exercise	$1,900,713	$—

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

Accounting Periods

During 2020, the Company changed its fiscal year end from March 31st to December 31st. In this annual report we show the twelve-month year ended December 31, 2021 (“Fiscal 2021”) and nine months ended December 31, 2020 (the “Transition Period”). All references in this report to the Transition Period are to the nine months ended December 31, 2020; and references to Fiscal 2021 are to the calendar 12-month fiscal year ending December 31, 2021.

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

The Company maintains its cash in bank deposits which exceed federally insured limits and could potentially be subject to significant concentrations of credit risk on cash. The Company reviews the financial stability of its depository institutions on a regular basis, and has not experienced any losses in such accounts

Inventory, Net

Inventory is recorded at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company reviews the components of its inventory on a periodic basis for excess or obsolete inventory, and records reserves for inventory components identified as excess or obsolete.

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the nine months ended December 31, 2020, the Company recognized $1.4 million of such impairment losses on the construction-in-progress on a FastPack pouch filling machine project. During the year ended December 31, 2021, no such impairment losses were recorded.

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

The Company records an allowance for doubtful accounts and returns equal to the estimated uncollectible amounts or expected returns. The Company’s estimates are based on historical collections and returns and a review of the current status of trade accounts receivable.

Accounts receivable is comprised of the following at:

	December 31, 2021	December 31, 2020
Accounts Receivable	$958,448	$629,630
Less Allowances	(136,097)	(13,873)
	$822,351	$615,757

Research and Development

The Company expenses research and development costs as incurred including therapeutics license costs.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales; such shipping and handling costs totaled approximately $113,000 and $84,000, respectively, for the year ended December 31, 2021 and nine months ended December 31, 2020. Other shipping and handling costs included in general and administrative, research and development, and sales and marketing expenses totaled approximately $12,000 and $9,000 for the year ended December 31, 2021 and nine months ended December 31, 2020, respectively.

Revenue from Contracts with Customers

We apply the following five-step model in accordance with ASC 606, Revenue from Contracts with Customers, in order to determine the revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable upfront fees allocated to the license when the license is transferred to the customer and the customer can benefit from the license. For licenses that are bundled with other performance obligations, management uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition. During the year ended December 31, 2021 and the nine months ended December 30, 2020, the Company recognized license revenue of approximately $632,004 and $0, respectively.

Contract Asset and Liability Balances

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

During the year ended December 31, 2021 and nine months ended December 31, 2020, product sales are stated net of an allowance for estimated returns of approximately $150,000 and $18,300, respectively.

Deferred Revenue

Payments received in advance from customers pursuant to certain collaborative research license agreements, deposits against future product sales, multiple element arrangements and extended warranties are recorded as a current or non-current deferred revenue liability based on the time from the Consolidated Balance Sheet date to the future date of revenue recognition.

Research and Development

The Company expenses research and development costs as incurred.

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

The Company’s leases typically contain rent escalations over the lease term. The Company recognizes rent expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when received and reduce the Company’s right-of-use (“ROU”) asset related to the lease. These are amortized through the ROU asset as reductions of expense over the lease term. The Company’s office/manufacturing/warehouse/laboratory lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

Costs related to acquiring patents and licenses are capitalized and amortized over their estimated useful lives, which is generally 5 to 17 years, using the straight-line method. Amortization of patents and licenses commences once final approval of the patent or license has been obtained. Patent and licenses costs are charged to operations if it is determined that the patent or license will not be obtained.

The carrying value of the patents of approximately $159,000 and $169,000 at December 31, 2021 and December 31, 2020, respectively, are stated net of accumulated amortization of approximately $320,000 and $303,000, respectively. Amortization of patents charged to operations for the year ended December 31, 2021 and the nine months ended December 31, 2020 were approximately $17,000 and $10,000, respectively. Total future estimated amortization of patent costs for the five succeeding years is approximately $19,000 for the year ending December 31, 2022, approximately $18,000 for the year ending December 31, 2023, approximately $15,000 for year 2024, approximately $14,000 for years 2025 and 2026, and approximately $79,000 thereafter.

The carrying value of the licenses of approximately $12,000 and $19,000 at December 31, 2021 and December 31, 2020 are stated net of accumulated amortization of approximately $407,000 and $400,000, respectively. Amortization of licenses charged to operations for the year ended December 31, 2021 and nine months ended December 31, 2020 was approximately $7,000 and $5,000, respectively. Total future estimated amortization of license costs for the five succeeding years is approximately $7,000 for the year ending December 31, 2022 and $5,000 for the year 2023.

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

Fair value measurements

The Company determines the fair value measurements of applicable assets and liabilities based on a three-tier fair value hierarchy established by accounting guidance and prioritizes the inputs used in measuring fair value. The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

●	Level 1 - Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

●	Level 2 - Inputs other than quoted prices that are observable for the assets or liabilities either directly or indirectly, including inputs in markets that are not considered to be active; and

●	Level 3 - Inputs that are unobservable.

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable, accrued liabilities, and debt are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

Stock-Based Compensation

Stock-based compensation cost for equity awards granted to employees and non-employees is measured at the grant date based on the calculated fair value of the award using the Black-Scholes option-pricing model, and is recognized as an expense, under the straight-line method, over the requisite service period (generally the vesting period of the equity grant). If the Company determines that other methods are more reasonable, or other methods for calculating these assumptions are prescribed by regulators, the fair value calculated for the Company’s stock options could change significantly. Higher volatility, lower risk free interest rates, and longer expected lives would result in an increase to stock-based compensation expense to employees and non-employees determined at the date of grant.

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

Sales and Excise Taxes

Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with corresponding tax payable. These balances are removed from the balance Consolidated Balance Sheet as cash is collected from customers and remitted to the tax authority.

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

Accrued warranty liabilities were approximately $60,000 and $25,000, respectively, at December 31, 2021 and December 31, 2020 and are included in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Warranty costs were approximately $57,000 and $54,000 for the year ended December 31, 2021 and nine months ended December 31, 2020, respectively, and are included in cost of product sales in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), “Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)”: Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which contains amendments that clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments set forth in this ASU are effective for all entities for annual periods beginning after December 15, 2021. Early application of the amendments in this ASU is permitted for all entities. The amendments in this ASU should be applied prospectively. The Company early adopted ASU No. 2021-04 on January 1, 2021.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company early adopted ASU No. 2020-06 on January 1, 2021.

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

Impact of the COVID-19 Pandemic

Events surrounding the SARS-CoV-2 virus that emerged in late 2019 and the ensuing global pandemic has had a dramatic impact on businesses globally and our business as well. The severity and duration of the pandemic and economic repercussions of the virus and government actions taken in response to the pandemic remain uncertain and will ultimately depend on many factors, including the speed of global dissemination and effectiveness of the vaccination and containment efforts throughout the world, the duration and spread of the virus, as well as seasonality, variants or new outbreaks.

In the United States, federal, state, and local government directives and policies have been put in place to manage public health concerns and address the economic impacts, including reduced business activity and overall uncertainty presented by this new healthcare challenge. Similar actions have been taken by governments around the world. Our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or as a result of the pandemic. To mitigate risks, we continue to evaluate the extent to which COVID-19 may impact our business and operations and adjust risk mitigation planning and business continuity activities as needed.

Other accounting standard updates are either not applicable to the Company or are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — LIQUIDITY

The Company has incurred recurring losses from operations and has an accumulated deficit at December 31, 2021. The Company expects to continue to incur losses subsequent to the Consolidated Balance Sheet date of December 31, 2021. The Company’s reverse recapitalization transaction with Ritter closed in May 2020 together with an associated new equity capital raise of approximately $4.0 million, and approximately $1.9 million in convertible notes payable were converted into shares of the Company’s capital stock. In July, August and December 2020, the Company raised an additional $30.0 million through three Securities Purchase Agreements with a single institutional investor, and in December 2021, the Company raised an additional $8.82 million through a Securities Purchase Agreement with several institutional investors (see Note 11). Based on the Company’s current cash position, and assuming currently planned expenditures and level of operations, the Company believes it has sufficient capital to fund operations for the 12-month period subsequent to the issuance of the accompanying consolidated financial statements. However, there is no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. Also, beyond such 12-month period, planned research and development activities, capital expenditures, clinical and pre-clinical testing, and commercialization activities of the Company’s products are expected to require significant additional financing. Additional financing may not be available on acceptable terms or at all.

NOTE 3 — INVENTORY, NET

Inventory, net consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Raw materials	$823,315	$579,765
Work in process	188,135	309,826
Finished goods	44,428	63,867
	$1,055,878	$953,458

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Prepaid insurance	$1,197,726	$1,307,864
Prepaid manufacturing expenses	67,410	1,181,029
Prepaid investor relations expenses	—	150,000
Other prepaid expenses	114,760	40,001
	$1,379,896	$2,678,894

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Machinery and equipment	$2,482,841	$2,401,470
Construction in progress–equipment	—	104,400
Computer equipment	345,117	443,865
Leasehold improvements	333,271	321,033
Molds and tooling	260,002	260,002
Furniture and fixtures	143,013	138,699
	3,564,244	3,669,469
Less Accumulated depreciation	(3,360,324)	(3,422,146)
	$203,920	$247,323

Depreciation expense relating to property and equipment was approximately $73,000 and $33,000 for the year ended December 31, 2021 and nine months ended December 31, 2020, respectively.

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Board compensation	$17,500	$15,091
Franchise, sales and use taxes	14,090	30,353
Income taxes	3,620	3,326
Patent and license fees	—	7,204
Payroll	682,036	4,566
Professional fees	225,308	58,261
Research and development	232,712	237,504
Royalties	10,152	491
Vacation	282,910	230,457
Warranty liability	60,281	24,871
Other	265,292	134,614
	$1,793,901	$746,738

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

In exchange for the Series C Warrants, upon closing of the merger with Ritter, the holders received warrants to purchase an aggregate of 4,713,490 shares of the Company’s common stock at $0.72 per share, subject to adjustment. As of December 31, 2021, the warrants received in exchange for the Series C Warrants have remaining terms ranging from 1.9 to 2.5 years. The warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, resulting from inclusion of a leveraged ratchet provision for subsequent dilutive issuances.

The following table summarizes the activity in the Common Stock Warrants received in exchange for the Series C Warrants for the year ended December 31, 2021:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	3,378,596	$0.72
Series C preferred stock warrants exchanged for common stock warrants upon reverse recapitalization	—	—
Exercised	(807,311)	0.72
Forfeited	(89,671)	0.72
Expired	—	—
Granted	—	—
Total outstanding – December 31, 2021	2,481,614	$0.72
Exercisable	2,481,614	$0.72	$0.72	2.00
Non-Exercisable	—	$—	$—	—

The following table presents the Company’s fair value hierarchy for its Common Stock Warrant liabilities (all of which arise under the warrants received in exchange for the Series C Warrants) measured at fair value on a recurring basis as of December 31, 2021:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2020	$—	$—	$8,310,100	$8,310,100
Exercises	—	—	(1,900,713)	(1,900,713)
Gain on change in fair value of warrant liabilities	—	—	(4,723,187)	(4,723,187)
Balance as of December 31, 2021	$—	$—	$1,686,200	$1,686,200

There were no transfers of financial assets or liabilities between category levels for the year ended December 31, 2021.

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of December 31, 2021:

	December 31, 2021
	Range	Weighted Average
Risk-free interest rate	0.69% — 0.84%	0.72%
Expected volatility (peer group)	84% — 87%	84.6%
Term of warrants (in years)	1.9 — 2.5	2.01
Expected dividend yield	0.00%	0.00%

The value of the warrant liabilities is based on a valuation received from an independent valuation firm determined using a Monte-Carlo simulation.

NOTE 8 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options and warrants.

The following table reconciles net loss and the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	For the Year Ended December 31,	For the Nine Months Ended December 31,
	2021	2020

Net loss used for basic earnings per share	$(17,897,137)	$(19,546,366)

Basic weighted-average common shares outstanding	29,334,865	17,431,714
Dilutive potential shares issuable from stock options and warrants	—	—
Diluted weighted-average common shares outstanding	29,334,865	17,431,714

Potentially dilutive common shares excluded from the calculation above represent stock options and warrants because their effect is anti-dilutive.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under a long-term operating lease agreement. On December 15, 2021, our wholly-owned subsidiary Qualigen, Inc. entered into a Second Amendment to Lease with Bond Ranch LP. This Amendment extended the Company’s triple-net leasehold on the Company’s existing 22,624-square-feet headquarters/manufacturing facility at 2042 Corte del Nogal, Carlsbad, California for the 61-month period of November 1, 2022 to November 30, 2027. Over the 61 months, the base rent payable by Qualigen, Inc. will total $1,950,710; however, the base rent for the first 12 months of the 61-month period will be only $335,966. Additionally, under the Second Amendment to Lease Qualigen, Inc. is entitled to a $339,360 tenant improvement allowance.

The tables below show the operating lease right-of-use assets and operating lease liabilities as of initial measurement at April 1, 2020 and the balances as of December 31, 2021, including the changes during the periods:

Operating lease right-of-use assets
Net right-of-use assets at December 31, 2020	$430,795
Additional operating lease right-of-use assets at December 31, 2021	1,439,830
Less amortization of operating lease right-of-use assets	(225,057)
Operating lease right-of-use assets at December 31, 2021	$1,645,568

Operating lease liabilities
Lease liabilities arising from obtaining right-of-use assets at April 1, 2020:	$491,565
Additional operating lease liabilities at December 31, 2021	1,439,830
Less principal payments on operating lease liabilities	(254,740)
Lease liabilities at December 31, 2021	1,676,655
Less non-current portion	(1,542,564)
Current portion at December 31, 2021	$134,091

As of December 31, 2021, the Company’s operating leases have a weighted-average remaining lease term of 5.8 years and a weighted-average discount rate of 8.8%.

As of December 31, 2021, the maturities of operating lease liabilities are as follows:

Year Ending December 31,	Amount
2022	$277,192
2023	368,341
2024	379,392
2025	390,773
2026	402,497
2027	379,165
Total	2,197,360
Less present value discount	(520,705)
Operating lease liabilities	$1,676,655

Total lease expense was approximately $342,000 and $259,000, respectively, for the year ended December 31, 2021 and nine months ended December 31, 2020. Lease expense was recorded in cost of product sales, general and administrative expenses, research and development and sales and marketing expenses.

Litigation and Other Legal Proceedings

On November 9th, 2021, the Company was named as a defendant in an action brought by Mediant Communications Inc. (“Mediant”) in the U.S. District Court for the Southern District of New York. The complaint alleges that Qualigen entered into an implied contract with Mediant, whereby Qualigen retained Mediant to distribute proxy materials and subsequently conduct shareholder vote tabulations. The Company believes that the claims from Mediant are without merit and intends to vigorously defend the case. The Company filed a Motion to Dismiss with the District Court and on March 14, 2022 a hearing was held during which the presiding judge ruled in favor of the Motion to Dismiss. The Company and Mediant are currently conducting settlement negotiations.

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

Sponsored research expenses related to these agreements for the year ended December 31, 2021 and nine months ended December 31, 2020 were approximately $325,000 and $14,000, respectively, and these amounts are recorded in research and development expenses in the Consolidated Statements of Operations. Minimum annual royalties of $0 and $10,000 related to these agreements are included in research and development expenses in the Consolidated Statements of Operations for the year ended December 31, 2021 and nine months ended December 31, 2020, respectively. License costs were approximately $118,000 and $470,000 related to these agreements the year ended December 31, 2021 and nine months ended December 31, 2020, respectively, and are included in research and development expenses in the Consolidated Statements of Operations.

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

Sponsored research expenses related to these agreements for the year ended December 31, 2021 and nine months ended December 31, 2020 were approximately $646,000 and $283,000, respectively, and are recorded in research and development expenses in the Consolidated Statements of Operations. License costs related to these agreements for the year ended December 31, 2021 and nine months ended December 31, 2020 were approximately $60,000 and $160,000, respectively, and are included in research and development expenses in the Consolidated Statements of Operations.

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

Sponsored research expenses related to these agreements for the year ended December 31, 2021 and nine months ended December 31, 2020 were approximately $243,000 and $14,000, respectively, and are recorded in research and development expenses in the statements of operations. License costs related to these agreements for the year ended December 31, 2021 and nine months ended December 31, 2020 were approximately $28,000 and $24,000, respectively, and are included in research and development expenses in the statements of operations.

Advanced Cancer Therapeutics

In December 2018, the Company entered into a license agreement with Advanced Cancer Therapeutics, LLC (“ACT”), granting the Company exclusive rights to develop and commercialize QN-165, an aptamer-based drug candidate. In return, ACT received a $25,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock. In addition, the Company agreed to pay ACT (i) royalties, on net sales associated with the commercialization of QN-165, of 2% (only if patent-covered and only on net sales above a cumulative $3,000,000) or 1% (if not patent-covered, but only on net sales above a cumulative $3,000,000), until the 15th anniversary of the ACT license agreement and (ii) milestone payments of $100,000 for the Company raising a cumulative total of $2,000,000 in new equity financing after the date of the ACT license agreement, $100,000 upon any first QN-165-based licensed product receiving the CE Mark or similar FDA status, and $500,000 upon cumulative worldwide QN-165-based licensed product net sales reaching $3,000,000. For the year ended December 31, 2021 and the nine months ended December 31, 2020, there were approximately $2,000 and $285,000, respectively in costs related to this agreement which are included in research and development expenses in the Consolidated Statements of Operations.

Prediction Biosciences

In November 2015, the Company entered into a long-term development and supply agreement with Prediction Biosciences SAS to develop and manufacture diagnostic tests for use in the stroke point-of-care market. The Company recognizes development revenue and product sales over the performance period of the contract. For both the year ended December 31, 2021 and nine months ended December 31, 2020, there was no collaborative research revenue related to this agreement.

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

There were product sales to Sekisui of approximately $3.5 million and $1.6 million, respectively, for the year ended December 31, 2021 and nine months ended December 31, 2020, related to this agreement.

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

Under the Technology Transfer Agreement, we received net cash payments of $250,000 in the final quarter of the Transition Period classified as deferred revenue as of the Consolidated Balance Sheet date of December 31, 2020, and $420,000 in the first quarter of 2021. The Company will also receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. Of these amounts, the Company recognized approximately $38,000 in product sales and $632,000 in license revenue included in the statement of operations for the year ended December 31, 2021. The Company provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

The Company gave Yi Xin the exclusive rights for China – which is a market the Company has not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of the Company’s existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of the Company’s existing generations of FastPack products); any such non-China sales would, until March 31, 2022, need to be through Sekisui. In addition, after March 31, 2022, Yi Xin will have the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-U.S. customers of those products). Also, after March 31, 2022, Yi Xin will have the right to buy Company-manufactured FastPack 1.0, IP and PRO products from the Company at distributor prices for resale in and for the United States (but not to or toward current U.S. customers of those products); the Company did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack 1.0, IP and PRO product lines, even after March 31, 2022. In the Technology Transfer Agreement, the Company confirmed that it would not, after March 31, 2022, seek new FastPack customers outside the United States. All of the March 31, 2022 dates in this paragraph are as established by an August 2021 amendment of the Technology Transfer Agreement.

STA Pharmaceutical

In November 2020, the Company entered into a contract with STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, for GMP production of QN-165, which was the Company’s lead drug candidate for the treatment of COVID-19 and other viral diseases. In connection with this agreement, the Company paid an upfront deposit of approximately $1.1 million which was classified as a prepaid expense on the December 31, 2020 Consolidated Balance Sheet date, and all of which was included in research and development expenses in the statement of operations for the twelve months ended December 31, 2021.

Research and development expenses related to this agreement for the year ended December 31, 2021 and the nine months ended 2020 were approximately $3.2 million and $0, respectively, and are recorded in research and development expenses in the Consolidated Statements of Operations.

NOTE 11 — STOCKHOLDERS’ EQUITY

As of December 31, 2021, and 2020 the Company had two classes of capital stock: common stock and Series Alpha convertible preferred stock. As of April 1, 2020 the Company had two classes of capital stock with one being divided into five series: common stock and preferred stock (Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series D-1 convertible preferred stock).

Common Stock

Holders of common stock generally vote as a class with the holders of the preferred stock and are entitled to one vote for each share held. Subject to the rights of the holders of the preferred stock to receive preferential dividends, the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. Following payment of the liquidation preference of the preferred stock, as of March 31, 2020 any remaining assets would be distributed ratably among the holders of the common stock and, on an as-if-converted basis, the holders of Series C convertible preferred stock, Series D convertible preferred stock and Series D-1 convertible preferred stock) upon liquidation, dissolution or winding up of the affairs of the Company. Following payment of the liquidation preference of the preferred stock, as of December 31, 2021 any remaining assets would be distributed ratably among the holders of the common stock and, on an as-if-converted basis, the holders of Series Alpha convertible preferred stock upon liquidation, dissolution or winding up of the affairs of the Company. The holders of common stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions.

On December 1, 2021, the Company closed a Securities Purchase Agreement (dated November 29, 2021) with several institutional investors for the purchase and sale of 5,880,000 shares of Company common stock to purchase shares of Company common stock for an exercise price of $1.50 per share, for aggregate gross proceeds of $8.82 million.

At December 31, 2021, the Company has reserved 14,663,251 shares of authorized but unissued common stock for possible future issuance. At December 31, 2021, 14,663,251 shares were reserved as follows:

Exercise of issued and future grants of stock options	4,841,856
Exercise of stock warrants	9,821,395
Total	14,663,251

Series A, B, C, D, D-1, Alpha Convertible Preferred Stock

At December 31, 2021 and 2020, there were no shares of Series A, B, C, D, D-1 convertible preferred stock outstanding. All shares of Series A, B, C, D, D-1 convertible preferred stock were converted into common stock at the time of the May 2020 reverse recapitalization transaction.

At December 31, 2021, there were no shares of Series Alpha convertible preferred stock outstanding. During the year ended December 31, 2021, the holder of Series Alpha convertible preferred stock converted 180 of its shares of Series Alpha convertible preferred stock into an aggregate of 243,416 shares of the Company’s common stock. In the nine months ended December 31, 2020, the holder of Series Alpha convertible preferred stock converted 5,180 of its shares of Series Alpha convertible preferred stock into an aggregate of 7,004,983 shares of the Company’s common stock, and there were 180 shares of Series Alpha convertible preferred stock outstanding at December 31, 2020.

Alpha Securities Purchase Agreements

On July 10, 2020, the Company closed a Securities Purchase Agreement (dated July 8, 2020) with a single institutional investor for the purchase and sale for $8.0 million of (i) 1,140,570 shares of Company common stock, (ii) 780,198 pre-funded warrants (i.e., warrants to purchase shares of Company common stock, for which the exercise price is almost entirely prepaid) and (iii) 1,920,768 two-year warrants to purchase shares of Company common stock for an exercise price of $5.25 per share. Both sets of warrants included a 9.99% beneficial-ownership blocker provision. The 780,198 pre-funded warrants were then exercised on July 21 and 22, 2020.

On August 4, 2020, the Company closed a Securities Purchase Agreement (dated August 2, 2020) with a single institutional investor for the purchase and sale for $10.0 million of (i) 1,717,106 shares of Company common stock, and (ii) 1,287,829 two-year warrants to purchase shares of Company common stock for an exercise price of $6.00 per share. The warrants included a 9.99% beneficial-ownership blocker provision.

On December 18, 2020, the Company closed a Securities Purchase Agreement (dated December 16, 2020) with a single institutional investor for the purchase and sale for $12.0 million of (i) 2,370,786 shares of Company common stock, (ii) 1,000,000 pre-funded warrants (i.e., warrants to purchase shares of Company common stock, for which the exercise price is almost entirely prepaid), (iii) 1,348,314 two-year warrants to purchase shares of Company common stock for an exercise price of $4.07 per share, and (iv) 842,696 warrants (first exercisable 6 months after issuance, and with an expiration date 30 months after issuance) to purchase shares of Company common stock for an exercise price of $4.07 per share. The warrants included a 9.99% beneficial-ownership blocker provision.

Stock Options and Equity Classified Warrants

Stock Options

The Company recognizes all compensatory stock-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which provides for the granting of incentive or non-statutory common stock options to qualified employees, officers, directors, consultants and other service providers. At December 31, 2021 and December 31, 2020 there were 4,748,000 and 3,917,500 outstanding options, respectively, under the 2020 Plan and there were 2,809,157 and 139,657 of Plan shares available, respectively, for future grant. The shares available for future grant at December 31, 2021 reflect a 2020 Plan amendment approved by the Company’s stockholders on August 9, 2021 where the number of shares of common stock available for issuance under the 2020 Plan was increased by 3,500,000 shares.

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at December 31, 2021, and changes during the twelve months then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	4,011,356	$7.05	$3.52—1,465.75	9.29
Granted	835,000	1.37	$1.24 — $3.29	9.79
Expired	—	—	—
Forfeited	(4,500)	3.68	$3.52 — $4.97
Total outstanding – December 31, 2021	4,841,856	$6.07	$1.24 — $1,465.75	8.52
Exercisable (vested)	1,408,195	$10.88	$3.52— $1,465.75	7.94
Non-Exercisable (non-vested)	3,433,661	$4.10	$1.24 — $5.13	8.81

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that were outstanding at December 30, 2020, and changes during the nine-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2020	—	$—	$—
Legacy Ritter options	95,124	92.80	$5.75 — $1,465.75	1.39
Granted	3,917,500	4.97	$3.52 — $5.13	9.46
Expired	(1,268)	35	$15.00 — $562.50
Forfeited	—	—
Total outstanding – December 31, 2020	4,011,356	$7.05	$3.52 — $1,465.75	9.29
Exercisable (vested)	108,856	$81.38	$3.52 — $1,465.75	2.50
Non-Exercisable (non-vested)	3,902,500	$4.97	$3.52 — $5.13	9.47

There was approximately $5.3 million and $2.8 million of compensation costs related to outstanding options for the year ended December 31, 2021 and nine months ended December 31, 2020, respectively. As of December 31, 2021, there was approximately $8.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.58 years.

No stock options were exercised during the year ended December 31, 2021 or nine months ended December 31, 2020.

The exercise price for an option issued under the 2020 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, for no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, for no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, for no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2020 Plan will vest as determined by the Board of Directors but will not exceed a 10-year period. The weighted average grant date fair value per share of the shares underlying options granted during the year ended December 31, 2021 was $1.10 and during the nine months ended December 31, 2020 was $4.97.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under the 2020 Plan, and for equity classified compensatory warrants. Key valuation assumptions include:

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

For the Year Ended December 31, 2021
Expected dividend yield	0.00%
Expected stock-price volatility	102%
Risk-free interest rate	0.84% — 1.51%
Expected average term of options (in years)	6.27
Stock price	1.24 — 3.29

The Company recorded stock-based compensation expense and classified it in the Consolidated Statements of Operations as follows:

	For the Year Ended December 31, 2021	For the Nine Months Ended December 31, 2020
General and administrative	$4,465,911	$2,388,380
Research and development	827,740	412,471

Total	$5,293,651	$2,800,851

Equity Classified Compensatory Warrants

During the year ended December 31, 2021, the Company issued equity classified compensatory warrants to a service provider for the purchase of 600,000 shares of Company common stock at an exercise price of $1.32 per share. The fair value issuance cost of approximately $0.3 million using the Black-Scholes options pricing model for these warrants was charged to general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the nine months ended December 31, 2020, in connection with the $4.0 million equity capital raise as part of the May 2020 reverse recapitalization transaction, the Company issued common stock warrants to an advisor and its designees for the purchase of 811,431 shares of the Company’s common stock at an exercise price of $1.11 per share. The issuance cost of these warrants was charged to additional paid-in capital, and did not result in expense on the Company’s Consolidated Statements of Operations.

In addition, various service providers hold equity classified compensatory warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock) for the purchase of shares 514,451 of Company common stock at a weighted average exercise price of $2.30 per share. These are to be differentiated from the Series C Warrants described in Note 7 and there was no recognized or unrecognized compensation cost relating to these outstanding warrants for the year ended December 31, 2021 and nine months ended December 31, 2020.

The following table summarizes the equity classified compensatory warrant activity for the year ended December 31, 2021:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	1,294,217	$1.67
Granted to advisor and its designees	600,000	1.32
Exercised	(38,390)	2.09
Expired	—	—
Forfeited	(65,179)	2.07
Total outstanding – December 31, 2021	1,790,648	1.52	1.11 — 2.54	2.64
Exercisable	1,790,648	1.52	1.11 — 2.54	2.64
Non-Exercisable	—	$—	$—	—

The following table summarizes the compensatory warrant activity for nine months ended December 31, 2020:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2020	—	$—
Series C preferred stock compensatory warrants exchanged for common stock warrants upon reverse recapitalization	668,024	2.25
Granted to advisor and its designees	811,431	1.11
Exercised	(159,978)	1.26
Expired	—	—
Forfeited	(25,260)	2.07
Total outstanding – December 31, 2020	1,294,217	$1.6670
Exercisable	1,290,621	$1.66	$1.11 — $2.54	4.17
Non-Exercisable	3,596	$2.54	$2.54	5.72

There was a total of approximately $0.3 million of compensation costs related to outstanding warrants for the year ended December 31, 2021 and $0 for the nine months ended December 31, 2020. As of December 31, 2021 and December 31, 2020, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

No new noncompensatory equity classified warrants were issued during the twelve months ended December 31, 2021.

During the nine months ended December 31, 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to an investor for the purchase of 270,478 shares of Company common stock at an exercise price of $1.11 per share. In addition, in July 2020 the Company issued noncompensatory equity classified warrants to an investor for the purchase of 2,700,966 shares of Company common stock at an exercise price of $5.25 per share, and in August 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,287,829 shares of Company common stock at an exercise price of $6.00 per share. Lastly, in December 2020, the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,000,000 shares of Company common stock at an exercise price of $0.01 per share and 2,191,000 shares of Company common stock at an exercise price of $4.07 per share. Warrants to purchase1,000,000 shares of Company common stock at an exercise price of $0.01 per share were exercised in February 2021.

During the year ended December 31, 2021, with the exception of the warrants to purchase 270,478 shares of the Company’s common stock at an exercise price of $1.11 per share, the exercise prices of all outstanding warrants to purchase a total of 5,399,517 shares of the Company’s common stock were all modified to an exercise price of $2.00 per share on November 29, 2021 and each of their remaining terms extended by six months. The fair value of the modification cost of these warrant modifications of approximately $2.3 million was charged to additional paid-in capital and did not result in expense on the Company’s Consolidated Statements of Operations.

The following table summarizes the noncompensatory equity classified warrant activity for the year ended December 31, 2021:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	6,549,777	$4.36
Legacy Ritter warrants	—	—
Granted	—	—
Exercised	(1,000,000)	0.01
Expired	(640)	2,325
Forfeited	—	—
Total outstanding – December 31, 2021	5,549,137	2.01
Exercisable	5,549,137	2.01	1.11 — 3.77	1.32
Non-Exercisable	—	$—	$—	—

The following table summarizes the noncompensatory equity classified warrant activity for the nine months ended December 31, 2020:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – March 31, 2020	—	$—
Legacy Ritter warrants	81,455	21.94
Granted	7,450,193	4.18
Exercised	(980,198)	1.11
Expired	(1,673)	1,562.50
Forfeited	—	—
Total outstanding – December 31, 2020	6,549,777	4.36
Exercisable	5,707,081	4.40	0.01 — $2,325.00	1.43
Non-Exercisable	842,696	$4.07	$4.07	$3.00

NOTE 12 — INCOME TAXES

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.00%	21.0%
State taxes, net of federal tax benefit	6.63%	2.5%
Non-deductible expenses	(1.19)%	(0.5)%
NOL Expiration	(2.71)%	0.0%
Tax Credit	0.86%	(2.8)%
Change in fair value of warrant liability	5.54%	(8.9)%
True-up	(2.72)%	(1.1)%
Change in valuation allowance	(27.44)%	(10.3)%
Income taxes provision	(0.03)%	(0.1)%

Income tax expense for the year ended December 31, 2021 and nine months ended December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Current
Federal	$—	$—
State	5,000	1,000
Total current provision	5,000	1,000
Deferred
Federal	(1,268,000)	(1,634,000)
State	(3,641,000)	(384,000)
Total deferred benefit	(4,909,000)	(2,018,000)
Change in valuation allowance	4,909,000	2,017,000
Total provision for income taxes	$5,000	$—

The components of deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss	$33,362,000	$28,914,000
Research and development credits	6,185,000	5,464,000
Accrued expenses	757,000	292,000
Patent	262,000	422,000
Impairment loss	—	361,000
Stock compensation	2,747,000	2,654,000
Other	—	84,000
Fixed assets	282,000	44,000
Total deferred income tax assets	43,595,000	38,235,000

Deferred tax liabilities:
Intangible assets	(34,000)	(18,000)
Right-of-use asset	(436,000)	—
Total deferred income tax liabilities	(470,000)	(18,000)

Net deferred income tax assets	43,125,000	38,217,000
Valuation allowance	(43,125,000)	(38,217,000)
Deferred tax asset, net of allowance	$—	$—

Based on the available objective evidence, including the Company’s history of cumulative losses, management believes it is likely that the net deferred tax assets will not be realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2021 and December 31, 2020.

At December 31, 2021, the Company has federal and state net operating loss carryforwards of approximately $126,225,000 and $100,290,000, respectively, which are available to offset future taxable income. Federal and State carryovers began to expire in 2020. As a result of the May 2020 reverse recapitalization an ownership change has occurred. The Company has not completed an Internal Revenue Code Section 382 analysis. As a result, there could be substantial limitations on the Company’s ability to utilize its pre-ownership change net operating loss and tax credit carryforwards. These substantial limitations may result in both a permanent loss of certain tax benefits related to net operating loss carryforwards and federal research and development credits, and an annual utilization limitation. Due to the full valuation allowance already in place, the Company does not anticipate any change in the Company’s effective tax rate.

The Company also has research and development credit carryforwards for federal and state tax purposes of approximately $4,508,000 and $1,677,000, respectively. The research and development credit carryforwards began to expire in 2020 for federal tax purposes and have an indefinite life for state tax purposes.

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

The Company did not have any unrecognized tax benefits as of December 31, 2021 and December 31, 2020 and does not expect this to change significantly over the next 12 months. In accordance with generally accepted accounting principles, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2021, the Company has not accrued any interest or penalties related to uncertain tax positions.

NOTE 13 — TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain comparative transition period financial information for the year ended December 31, 2021 and the twelve months ended December 31, 2020, respectively.

	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020 (unaudited)
Revenues	$5,653,725	$4,306,316
Gross profit on product sales	$689,236	$629,517
Net loss before income taxes	$(17,891,710)	$(20,419,561)
Net loss	$(17,897,137)	$(20,421,979)
Net loss per share – basic and fully diluted	$(0.61)	$(1.17)
Weighted average shares used in computing basic and diluted net loss per share	29,334,865	17,431,714

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

In connection with our year-end financial close process and related preparation of our 2021 Annual Report on Form 10-K, our management identified an error in the previously issued March 31, 2021, June 30, 2021, and September 30, 2021 unaudited interim condensed consolidated financial statements in which the fair value of its exercised liability classified warrants had been inadvertently excluded from reclassification into shareholders’ equity. This error resulted in a $1.9 million overstatement of the gain on change in fair value of warrant liabilities included on the condensed Consolidated Statement of Operations. We assessed the materiality of this error in accordance with SEC Staff Accounting Bulletin: No. 108 – Financial Statement Misstatement and concluded to correct the misstatement in the accompanying condensed Consolidated Statement of Operations as of December 31, 2021. All financial information contained in the accompanying notes to these condensed consolidated financial statements has been revised to reflect the correction of this error.

	For the Quarter Ended March 31, 2021
	As reported	Corrected
Gain on change in fair value of warrant liabilities	$(2,122,900)	$(552,808)
Net loss	$(3,672,627)	$(5,242,719)
Net loss per common share	$(0.13)	$(0.19)

	For the Quarter Ended June 30, 2021		For the Six Months Ended June 30, 2021
	As reported	Corrected	As reported	Corrected
Gain on change in fair value of warrant liabilities	$(2,075,100)	$(1,982,256)	$(4,198,000)	$(2,535,064)
Net loss	$(5,305,233)	$(5,398,077)	$(8,977,860)	$(10,640,796)
Net loss per common share	$(0.18)	$(0.19)	$(0.31)	$(0.37)

	For the Quarter Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	As reported	Corrected	As reported	Corrected
Gain on change in fair value of warrant liabilities	$(1,942,900)	$(1,763,936)	$(6,140,900)	$(4,299,000)
Net loss	$(2,858,518)	$(3,037,482)	$(11,836,378)	$(13,678,278)
Net loss per common share	$(0.10)	$(0.10)	$(0.41)	$(0.48)

NOTE 15 — SUBSEQUENT EVENTS

On January 13, 2022, we entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) The program’s lead compound will be further developed at Qualigen under the name QN-302 as a candidate for treatment for pancreatic ductal adenocarcinoma (PDAC), which represents the vast majority of pancreatic cancers. The Agreement requires a $150,000 upfront payment, reimbursement of past patent prosecution expenses (approximately $160,000), and (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments and a percentage of any non-royalty sublicensing consideration paid to Qualigen.

On March 4, 2022, the Company received a letter (the “Notice”) from The Nasdaq Stock Market notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until August 31, 2022 to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

In the event the Company is not in compliance with the Minimum Bid Price Requirement by August 31, 2022, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

The Company intends to actively monitor the bid price for its common stock between now and August 31, 2022 and will consider available options to regain compliance with the Minimum Bid Price Requirement.

On March 7, 2022, the Company extended an amendment to its sponsored research agreement with ULRF for development of several small-molecule RAS interaction inhibitor drug candidates and increased the amount that the Company will reimburse ULRF for sponsored research expenses from $1.8 million to approximately $2.7 million (see Note 10).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, the end of the year covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the newly identified material weakness described below. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the material weakness described below, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

Description of Material Weakness

In connection with the audit of our financial statements as of and for the year ended December 31, 2021, our management and registered independent public accounting firm identified a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with U.S. GAAP. This material weakness resulted in adjustments to our warrant valuations.

We have evaluated and implemented additional procedures in order to remediate this material weakness, including utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures. However, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner. Notwithstanding the identified material weakness, our management believes that (the indicated adjustments having been made) the consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

In response to this material weakness, we continue to take a number of remediation steps to enhance our internal controls, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a code of business conduct and ethics, which we refer to as the Code of Ethics. Our Code of Ethics is designed to meet the requirements of Section 406 of Regulation S-K and the rules promulgated thereunder. We will promptly disclose on our website (i) the nature of any amendment to this Code of Ethics that applies to any covered person, and (ii) the nature of any waiver, including an implicit waiver, from a provision of this Code of Ethics that is granted to one of the covered persons. The Code of Ethics is available on our website at www.qualigeninc.com under the Investors section of the website. However, the information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.

The other information required by this item will be set forth in the sections of our proxy statement for the 2022 annual meeting of stockholders (the “Proxy Statement”) titled “Board of Directors and Corporate Governance –The Board of Directors in General,” “Executive Officers,” and “Board of Directors and Corporate Governance – Committees of the Board of Directors – Audit Committee” (or similarly titled sections), or an amendment to this Annual Report on Form 10-K (this “Annual Report”), and is incorporated herein by reference. The Proxy Statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item will be set forth in the section of our Proxy Statement titled “Executive and Director Compensation” (or a similarly titled section), or in an amendment to this Annual Report, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the sections of our Proxy Statement titled “Equity Compensation Plans” and “Ownership of the Company – Security Ownership of Certain Beneficial Owners and Management” (or similarly titled sections), or in an amendment to this Annual Report, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the sections of our Proxy Statement titled “Board of Directors and Corporate Governance – Certain Relationships and Related Party Transactions” and “- Director Independence” (or similarly titled sections), or in an amendment to this Annual Report, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the section of our Proxy Statement titled “Relationship with Independent Registered Public Accounting Firm – Fees and Services of Baker Tilly US, LLP” (or a similarly titled section), or in an amendment to this Annual Report, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. The following documents are included in Part II, Item 8 of this Annual Report and are incorporated by reference herein:

2. Financial Statement Schedules. Financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits. See EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated January 15, 2020	8-K	001-37428	2.1	1/21/2020

2.2	Amendment No. 1 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated February 1, 2020	S-4	333-236235	Annex B	4/6/2020

2.3	Amendment No. 2 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated March 26, 2020	S-4	333-236235	Annex C	4/6/2020

2.4	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company.	8-K	001-37428	2.4	5/29/2020

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	5/29/2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.4	5/29/2020

3.8	Amended and Restated Bylaws of the Company, as of August 10, 2021	8-K	001-37428	3.1	8/13/2021

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of Qualigen, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.6	5/29/2020

4.1	Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate	8-K	001-37428	4.1	10/4/2017

4.2	First Amendment to Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc.	8-K	001-37428	4.1	5/7/2018

4.3	Second Amendment to Warrant Agency Agreement between the Company and Equiniti Group plc, dated November 9, 2020	10-K	001-37428	4.3	3/31/2021

4.4	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020	8-K	001-37428	10.13	5/29/2020

4.6	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	5/29/2020

4.7	Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	7/10/2020

4.8	Pre-Funded Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.3	7/10/2020

4.9	Common Stock Purchase Warrant for 1,287,829 shares in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	8/4/2020

4.10	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	12/18/2020

4.11	“Deferred” Common Stock Purchase Warrant for 842,696 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	12/18/2020

4.12	“Prefunded” Common Stock Purchase Warrant for 1,000,000 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.5	12/18/2020

4.13	Form of liability classified Warrant to Purchase Common Stock (“exploding warrant”)	10-K	001-37428	4.13	3/31/2021

4.14	Form of “service provider” (non-”exploding”) compensatory equity classified Warrant	10-K	001-37428	4.14	3/31/2021

4.15	Description of Common Stock	10-K	001-37428	4.7	3/31/2020

10.1+	Executive Employment Agreement, by and between Qualigen, Inc. and Michael Poirier, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.1	5/29/2020

10.2+	Executive Employment Agreement, by and between Qualigen, Inc. and Christopher Lotz, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.1	5/29/2020

10.3+	Executive Employment Agreement, by and between Qualigen, Inc. and Shishir Sinha, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.1	5/29/2020

10.4+	2015 Equity Incentive Plan	S-8	333-207709	99.3	10/30/15

10.5+	Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	6/6/2016

10.6+	Second Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	6/6/2017

10.7+	Third Amendment to 2015 Equity Incentive Plan	8-K	001-37428	10.1	9/15/2017

10.8+	Form of Notice of Grant of Stock Option under the 2015 Equity Incentive Plan	S-8	333-207709	99.4	10/30/15

10.9+	2020 Stock Equity Incentive Plan	S-4/A	333-236235	Annex G	4/6/2020

10.10+	Standard template of Stock Option Agreement for use under 2020 Stock Incentive Plan	8-K	001-37428	10.1	6/11/2020

10.11	Amended and Restated Common Stock Purchase Agreement, between Ritter Pharmaceuticals, Inc. and Aspire Capital Fund, LLC, dated July 23, 2019	8-K	001-37428	10.1	7/24/2019

10.12	Form of Agreement to Exchange Warrants	8-K	001-37428	10.1	2/21/2020

10.13	Consulting Agreement, by and between Qualigen, Inc. and GreenBlock Capital LLC, dated as of August 22, 2018	8-K	001-37428	10.6	5/29/2020

10.14	Amendment to Consulting Agreement, by and between Qualigen, Inc. and GreenBlock Capital LLC, dated as of March 6, 2020	8-K	001-37428	10.7	5/29/2020

10.15	Amendment No. 2 to Consulting Agreement, between Qualigen, Inc. and GreenBlock Capital LLC, dated as of May 3, 2020	8-K	001-37428	10.8	5/29/2020

10.16	Securities Purchase Agreement, between Qualigen, Inc. and Alpha Capital Anstalt, dated May 20, 2020	8-K	001-37428	10.11	5/29/2020

10.17+	Notice of Grant of Stock Option / Stock Option Agreement, between the Company and Andrew J. Ritter, dated as of May 18, 2020	8-K	001-37428	10.14	5/29/2020

10.18+	Notice of Grant of Stock Option / Stock Option Agreement, between the Company and Ira E. Ritter, dated as of May 18, 2020	8-K	001-37428	10.15	5/29/2020

10.19+	Notice of Grant of Stock Option / Stock Option Agreement, between the Company and John Beck, dated as of May 18, 2020	8-K	001-37428	10.16	5/29/2020

10.20	Consulting Agreement, between the Company and Andrew J. Ritter, dated as of May 22, 2020	8-K	001-37428	10.17	5/29/2020

10.21	Consulting Agreement, between the Company and Stonehenge Partners, LLC, dated as of May 22, 2020	8-K	001-37428	10.18	5/29/2020

10.22	Consulting Agreement, between the Company and CFB Financial, Inc., dated as of May 22, 2020	8-K	001-37428	10.19	5/29/2020

10.23+	Form of Indemnification Agreement – Qualigen, Inc.	8-K	001-37428	10.21	5/29/2020

10.24	Letter agreement amending M&A Advisory Agreement between the Company and A.G.P./Alliance Global Partners dated May 20, 2020	10-Q	001-37428	10.17	8/14/2020

10.25	Exclusive Agreement, by and between Qualigen, Inc. and University of Louisville Research Foundation, Inc. dated as of June 8, 2018	S-4/A	333-236235	10.58	3/13/2020

10.26	Exclusive License Agreement, between the Company and University of Louisville Research Foundation, Inc. dated as of June 9, 2020	10-Q	001-37428	10.18	8/14/2020

10.27	Exclusive License Agreement between the Company and University of Louisville Research Foundation, Inc., dated as of July 17, 2020	8-K	001-37428	10.4	8/4/2020

10.28	License Agreement between Qualigen, Inc. and Advanced Cancer Therapeutics, LLC dated December 17, 2018	S-4/A	333-236235	10.59	3/13/2020

10.29	Novation Agreement among the Company, Qualigen, Inc. and Advanced Cancer Therapeutics, LLC dated July 29, 2020	10-K	001-37428	10.31	3/31/2021

10.30	Distribution and Development Agreement, dated May 1, 2016, by and between Sekisui Diagnostics, LLC and its Affiliates, and Qualigen, Inc. and its Affiliates	S-4/A	333-236235	10.54	3/13/2020

10.31	Letter of Intent, dated March 16, 2018, by and between Sekisui Diagnostics, LLC and Qualigen, Inc.	S-4/A	333-236235	10.55	3/13/2020

10.32	Amendment to Distribution and Development Agreement, dated April 2, 2018, by and between Sekisui Diagnostics, LLC and Qualigen, Inc.	S-4/A	333-236235	10.56	3/13/2020

10.33	Amendment to Letter of Intent, dated December 6, 2019, by and between Sekisui Diagnostics, LLC and Qualigen, Inc.	S-4/A	333-236235	10.57	3/13/2020

10.34	Amended and Restated Letter of Intent, dated August 22, 2018, by and between Sekisui Diagnostics, LLC and Qualigen, Inc.	S-4/A	333-236235	10.60	3/13/2020

10.35	Letter agreement (for payment date extension) between the Company and Sekisui Diagnostics, LLC dated June 23,2020	10-Q	001-37428	10.19	8/14/2020

10.36	Securities Purchase Agreement between the Company and Alpha Capital Anstalt, dated July 8, 2020 [corrected]	8-K	001-37428	10.1	7/10/2020

10.37	Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners, dated July 8, 2020	8-K	001-37428	10.4	7/9/2020

10.38	Securities Purchase Agreement between the Company and Alpha Capital Anstalt, dated August 2, 2020	8-K	001-37428	10.1	8/4/2020

10.39	Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners, dated August 2, 2020	8-K	001-37428	10.2	8/4/2020

10.40	Technology Transfer Agreement dated as of October 7, 2020 between Qualigen, Inc. and Yi Xin Zhen Duan Jishu (Suzhou) Ltd.	8-K	001-37428	10.1	10/9/2020

10.41	Securities Purchase Agreement between the Company and Alpha Capital Anstalt, dated December 16, 2020	8-K	001-37428	10.1	12/18/2020

10.42	Placement Agency Agreement between Qualigen Therapeutics, Inc. and A.G.P./Alliance Global Partners, dated December 15, 2020	8-K	001-37428	10.2	12/18/2020

10.43	Novation Agreement among the Company, Qualigen, Inc. and University of Louisville Research Foundation, Inc. dated January 30, 2021	10-Q	001-37428	10.1	5/14/2021

10.44	Novation Agreement among the Company, Qualigen, Inc. and University of Louisville Research Foundation, Inc. dated March 1, 2021	10-Q	001-37428	10.2	5/14/2021

10.45	Amendment to Distribution and Development Agreement between Sekisui Diagnostics, LLC and Qualigen, Inc., dated as of July 1, 2021 [signed August 2, 2021].	8-K	001-37428	10.1	8/13/2021

10.46	Hire offer letter from the Company to Tariq Arshad, dated April 22, 2021	8-K	001-37428	10.1	8/16/2021

10.47	Amendment to Distribution and Development Agreement between Sekisui Diagnostics, LLC and Qualigen, Inc., dated as of July 1, 2021 [signed August 2, 2021]	10-Q	001-37428	10.1	11/15/2021

10.48	Amendment to Technology Transfer Agreement between Yi Xin Zhen Duan Jishu (Suzhou) Ltd. and Qualigen, Inc., dated August 5, 2021	10-Q	001-37428	10.2	11/15/2021

10.49	Amendment to 2020 Stock Incentive Plan (approved by the Board of Directors on April 27, 2021 and by the Stockholders on August 9, 2021)	10-Q	001-37428	10.3	11/15/2021

10.50**	(Form of) Securities Purchase Agreement, dated November 29, 2021.	8-K	001-37428	10.1	12/1/2021

10.51	Placement Agency Agreement between Qualigen Therapeutics, Inc. and A.G.P./Alliance Global Partners, dated November 29, 2021.	8-K	001-37428	10.2	12/1/2021

10.52	Waiver and Amendment between Qualigen Therapeutics, Inc. and Alpha Capital Anstalt, dated November 29, 2021.	8-K	001-37428	10.3	12/1/2021

10.53*	Executive Employment Agreement dated December 10, 2021 with Amy Broidrick

10.54*	Second Amendment to Lease with Bond Ranch LP dated December 15, 2021

10.55*	License Agreement with UCL Business Limited dated January 13, 2022

14.1	Code of Business Conduct and Ethics	8-K	001-37428	14.1	5/29/2020

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed or furnished herewith.

** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Qualigen Therapeutics, Inc.

	By:	/s/ Michael S. Poirier
Michael S. Poirier
Chairman of the Board, Chief Executive Officer and President

Date: March 31, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael S. Poirier and Christopher L. Lotz, and each of them individually, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Poirier	Chairman of the Board, Chief Executive Officer and President	March 31, 2022
Michael S. Poirier	(Principal Executive Officer)

/s/ Christopher L. Lotz	Vice President of Finance, Chief Financial Officer	March 31, 2022
Christopher L. Lotz	(Principal Financial and Accounting Officer)

/s/ Amy S. Broidrick	Director	March 31, 2022
Amy S. Broidrick

/s/ Richard A. David	Director	March 31, 2022
Richard A. David

/s/ Sidney W. Emery, Jr.	Director	March 31, 2022
Sidney W. Emery, Jr.

/s/ Matthew E. Korenberg	Director	March 31, 2022
Matthew E. Korenberg

/s/ Kurt H. Kruger	Director	March 31, 2022
Kurt H. Kruger

/s/ Ira E. Ritter	Director	March 31, 2022
Ira E. Ritter

