Form 10-K/A
period 2021-12-31
Qualigen Therapeutics, Inc.
filed 2022-04-29
CIK 1460702

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

As of March 25, 2022, there were 35,295,541 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
23	BAKER TILLY US, LLP	San Diego, California

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Qualigen Therapeutics, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Report”).

This Amendment No. 1 is being filed solely for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K. The Company is also filing Exhibit 10.56 which was not included with the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications from the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 under Item 15 of Part IV.

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Report. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Report. This Amendment No. 1 should be read in conjunction with the Original Report.

As used herein, “Qualigen”, “we”, “our” and “us” may refer to Qualigen Therapeutics Inc. or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

2

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Our board of directors currently consists of seven members, each of whose current term of office as a director expires at the 2022 annual meeting of stockholders. Biographical information with respect to our directors is provided below.

Our directors hold office for one year or until their respective successors have been duly elected or until their death, resignation or removal. Our amended and restated bylaws provide that the authorized number of directors comprising our board of directors will be fixed, from time to time, by a majority of the total number of directors.

There are no family relationships among any of our directors or executive officers.

Name	Position with the Company	Age	Director Since
Michael Poirier	Chairman and Chief Executive Officer	66	2020
Amy Broidrick	President, Chief Strategy Officer and Director	63	2020
Richard David	Director	62	2020
Sidney Emery, Jr.	Director	75	2020
Matthew Korenberg	Director	47	2020
Kurt Kruger	Director	66	2020
Ira Ritter	Director	73	2008

Michael S. Poirier. Michael Poirier founded the Qualigen business in 1996 and is its Chairman and Chief Executive Officer. Before founding Qualigen, Mr. Poirier had relevant operating, marketing and sales positions with Ashirus Technologies, Inc., EnSys, Inc., Sanofi Pasteur and Abbott Laboratories, Inc. Before working at Abbott, Mr. Poirier served as an officer in the United States Navy, assigned to the US Atlantic Fleet. Mr. Poirier holds a B.A. from Providence College and attended the University of Zürich, Switzerland, School of Law.

Mr. Poirier’s commitment to our strategic goals, his long experience leading our company and his deep knowledge of its technologies and business contributed to our board of directors’ conclusion that he should serve as a director of our company.

Amy S. Broidrick. Ms. Broidrick has served as our President, Chief Strategy Officer since December 2021. She previously served as our Executive Vice President/Chief Strategy Officer since December 2020. From 2016 to July 2020, Ms. Broidrick served as Senior Vice President, Global Head of Corporate Development of Viking Therapeutics, Inc. (Nasdaq: VKTX), a clinical-stage biopharmaceutical company. Before that, she was Vice President, Head of Global Marketing Excellence and Business Innovation with EMD Serono (part of Merck KGaA). Earlier, she was Vice President, Head of Marketing and Commercialization at Arena Pharmaceuticals, Inc., and had significant roles and responsibilities at Merck & Co., Inc. and G.D. Searle & Company.

Ms. Broidrick’s executive experience with large and smaller public companies in the therapeutics industry contributed to our board of directors’ conclusion that she should serve as a director of our company.

Richard A. David, MD FACS. Dr. Richard David serves as Chief Medical Officer for the Los Angeles Division of Genesis Healthcare Partners, the largest urology group in Southern California. He also serves as medical director for Genesis’ Advanced Prostate Cancer Center of Excellence. In addition, Dr. David serves as Clinical Professor of Urology for the David Geffen School of Medicine at UCLA. Dr. David obtained his undergraduate education at Stanford University and his medical degree at Thomas Jefferson University in Philadelphia. He also holds a Master’s degree in Medical Management (MMM) from the Marshall School of Business at the University of Southern California. He trained in general surgery and completed his urology residency at UCLA Medical Center in Los Angeles. Dr. David is a fellow of the American College of Surgeons.

Dr. David’s experience as an executive of a large healthcare organization, including his background as a medical doctor, contributed to our board of directors’ conclusion that he should serve as a director of our company.

Sidney W. Emery, Jr. In 2010 Mr. Emery acquired Supply Chain Services and, as its Chief Executive Officer, grew it into a premier provider of automatic identification and data capture and factory automation solutions before selling the business to Sole Source Capital LLC in May 2020. Before Supply Chain Services, he served as Chairman and Chief Executive Officer of MTS Systems Corporation (Nasdaq-GS: MTSC), a leading global supplier of mechanical testing systems and high-performance industrial position sensors. Mr. Emery served on the Board of Directors of Allete, Inc. (NYSE: ALE), a Minnesota-based utilities and energy company, from 2006 to 2018. Mr. Emery chairs the University of St. Thomas School of Engineering Board of Governors. Mr. Emery holds a PhD in Industrial Engineering from Stanford University and a B.S. in Engineering from the US Naval Academy. He served for 10 years in the US Navy (including on gunboats in Vietnam).

Mr. Emery’s extensive board service with and executive leadership of major companies contributed to our board of directors’ conclusion that he should serve as a director of our company.

Matthew E. Korenberg. Mr. Korenberg has served as Executive Vice President, Finance and Chief Financial Officer of Ligand Pharmaceuticals Incorporated (Nasdaq: LGND), a biopharmaceutical company focused on developing or acquiring technologies that help pharmaceutical companies discover and develop medicines, since January 2018, and before that as Vice President, Finance and Chief Financial Officer of Ligand Pharmaceuticals Incorporated since August 2015. Before joining Ligand, commencing in September 2013, Mr. Korenberg was the founder, Chief Executive Officer and a director of NeuroCircuit Therapeutics, a company focused on developing drugs to treat genetic disorders of the brain with an initial focus on Down syndrome. Before founding NeuroCircuit Therapeutics, Mr. Korenberg was a Managing Director and member of the healthcare investment banking team at Goldman Sachs from July 1999 through August 2013. During his 14 year tenure at Goldman Sachs, Mr. Korenberg was focused on advising and financing companies in the biotechnology and pharmaceutical sectors and was based in New York, London and San Francisco. Before Goldman Sachs, Mr. Korenberg was a healthcare investment banker at Dillon, Read & Co. Inc. where he spent two years working with healthcare companies in the biotechnology and pharmaceutical sectors and industrial companies. Mr. Korenberg holds a B.B.A. in Finance and Accounting from the University of Michigan.

Mr. Korenberg’s financial and accounting expertise, his experience as chief financial officer of a large public biopharmaceutical company and his investment banking background contributed to our board of directors’ conclusion that he should serve as a director of our company.

Kurt H. Kruger. Mr. Kruger has enjoyed a 30-year career in medical technology. His deep involvement in the field has ranged from product design and development as a biomedical engineer to raising capital for, and following, publicly traded medical product companies as an equities research analyst. As a marketing manager at Guidant, now a part of Boston Scientific, he developed the launch plans for the first-ever implantable defibrillator. As a securities analyst he showed perspicuity leading Hambrecht & Quist in providing venture funds for, and then taking public, Ventritex, which was later acquired by St. Jude Medical. After Hambrecht & Quist, Mr. Kruger worked as an analyst for Montgomery Securities and Bank of America. Across 20 years of research work, Mr. Kruger has overseen the IPOs of over 30 medical products companies, including leadership of the Life Sciences banking effort for WR Hambrecht & Co. Mr. Kruger received a Sc.B. degree in Biomedical Engineering from Brown University; a Master’s degree in Bioengineering from the University of Michigan; and a business degree (S.M.) from the Sloan School at the Massachusetts Institute of Technology (MIT). He also completed the premedical post-baccalaureate program at Columbia University.

Mr. Kruger’s long experience in investment banking and securities analysis with a life sciences focus contributed to our board of directors’ conclusion that he should serve as a director of our company.

Ira E. Ritter. Mr. Ritter served as Co-Founder, Chief Strategic Officer and Executive Chairman of our predecessor, Ritter Pharmaceuticals, Inc., from its inception in 2004 through the formation of Ritter Pharmaceuticals, Inc. in 2008 and served in those positions with Ritter Pharmaceuticals, Inc. from 2008 until the May 22, 2020 reverse recapitalization transaction (the “Reverse Recapitalization Transaction”) in which Ritter Pharmaceuticals, Inc. changed its name to Qualigen Therapeutics, Inc. Mr. Ritter has extensive experience creating and building diverse business enterprises and since 1987 through Andela Corporation, of which he is the CEO, has provided corporate management, strategic planning and financial consulting for a wide range of market segments including; health product related national distribution and private label production, television and publishing. He assisted taking Ritter Pharmaceuticals, Inc. public on Nasdaq and Martin Lawrence Art Galleries public on the New York Stock Exchange. Since 2010, Mr. Ritter has also acted as a managing partner of Stonehenge Partners, LLC. Mr. Ritter has a long history of public service that includes appointments by three Governors to several State of California Commissions including eight years as Commissioner on the California Prison Industry Authority.

Mr. Ritter’s experience as an entrepreneur and chairman of a publicly traded development-phase therapeutics company contributed to our board of directors’ conclusion that he should serve as a director of our company. Mr. Ritter continued his service on our board of directors, by agreement in connection with the Reverse Recapitalization Transaction, as the designated legacy member from the pre-Reverse Recapitalization Transaction public-company board of directors.

Committees of the Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a charter. Copies of each committee’s charter are posted on the Investor Relations section of our website, which is located at www.qualigeninc.com.

Audit Committee. The current members of our Audit Committee are Mr. Kruger (Chair), Mr. Emery, and Mr. Korenberg, each of whom was determined by our board of directors to be independent under Rule 10A-3 under the Exchange Act and the continued listing requirements of Nasdaq, and to satisfy the other continued listing requirements of Nasdaq for audit committee membership. The Company has identified Matthew Korenberg as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of SEC Regulation S-K, and has determined that he has the requisite level of financial sophistication required by the continued listing requirements of Nasdaq; this identification does not constitute a determination that other members of the Audit Committee would not also be able to qualify as an “audit committee financial expert.”

Compensation Committee. The current members of our Compensation Committee are Mr. David (Chair), Mr. Emery and Mr. Korenberg, each of whom was determined by our board of directors to be independent under the continued listing requirements of Nasdaq.

Nominating and Corporate Governance Committee. The current members of our Nominating and Corporate Governance Committee are Mr. Emery (Chair), Mr. David and Mr. Korenberg, each of whom was determined by our board of directors to be independent under the continued listing requirements of Nasdaq.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is reviewed periodically and amended as necessary and is available on our website at www.qualigeninc.com. Any amendments to the code of business conduct and ethics, or any waivers of its requirements that apply to our principal executive officer, principal financial officer or principal accounting officer, will be disclosed on our website.

EXECUTIVE OFFICERS

The following table sets forth information about our current executive officers.

Name	Age	Position with the Company
Michael Poirier	66	Chairman and Chief Executive Officer
Amy Broidrick	63	President and Chief Strategy Officer
Christopher Lotz	57	Chief Financial Officer, Vice President of Finance
Shishir Sinha	55	Chief Operating Officer and Senior Vice President, Diagnostics
Wajdi Abdul-Ahad	69	Chief Scientific Officer, Vice President, Research & Development
Tariq Arshad	52	Chief Medical Officer and Senior Vice President

Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

For the biographies of Mr. Poirier and Ms. Broidrick, please see “Board of Directors - The Board of Directors in General”.

Christopher L. Lotz | Vice President of Finance, Chief Financial Officer. Mr. Lotz joined Qualigen as Director of Finance in 2002 and was promoted to his current role of Vice President and Chief Financial Officer in 2003. Before joining Qualigen, Mr. Lotz spent the previous 15 years serving in financial leadership positions with Bexcom, an Asian-based software developer, California Furniture Collections, Inc., a custom furniture manufacturer, and Group Publishing, Inc., an educational publisher of magazines, books and other media. Mr. Lotz holds a B.S. in Business Administration from Colorado State University.

Shishir K. Sinha | Chief Operating Officer and Senior Vice President, Diagnostics. Mr. Sinha joined Qualigen as Vice President, Operations & QA/QC in 2006, and was promoted to Chief Operating Officer in 2021 and Senior Vice President in 2022. Before joining Qualigen, Mr. Sinha held manufacturing and related positions with Nanogen, Celera Diagnostics, Sequenom, Sandoz Pharmaceutics (Novartis) and Microgenics Corp. Mr. Sinha holds an MBEE in Biotechnology Enterprise from Johns Hopkins University and a B.A. in Genetics from the University of California, Berkeley.

Wajdi Abdul-Ahad | Vice President, Research & Development, Chief Scientific Officer. Dr. Abdul-Ahad is Qualigen’s Vice President of Research and Development and Chief Scientific Officer. Since joining Qualigen in 2006, he has successfully developed and commercialized numerous complex immunoassays on both the FastPack and FastPack IP Systems. In addition, Dr. Abdul-Ahad is responsible for all surface coating, nanotechnology and reagent manufacturing. Prior to joining Qualigen, Dr. Abdul-Ahad led multifunctional design teams at Beckman Coulter that developed and commercialized over 15 assays on their industry leading Access and Synchron automated systems. From 1988 to 1990, Dr. Abdul-Ahad held various management positions with the National Diagnostics Center and Noctech, Inc., both located in Galway, Ireland. Dr. Abdul-Ahad holds a PhD in Biochemistry from National University of Ireland, Galway; an MSc in Clinical Chemistry from the University of Surrey, England; an MBA from the University of La Verne, California and a BSc in Pharmacy from the University of Baghdad, Iraq. He also holds certifications and licenses from the American Board of Clinical Chemistry (ABCC), Fellow of the AACC Academy (FAACC), State of California, Arizona and Nevada (Registered Pharmacist). Dr. Abdul-Ahad’s professional affiliations include the American Association for Clinical Chemistry (AACC) and the American Pharmacist Association (APhA). Dr. Abdul-Ahad is also the author or co-author of numerous scientific publications.

Tariq Arshad, MD, MBA | Vice President, Chief Medical Officer. Dr. Arshad brings more than 20 years of biotech and pharmaceutical experience to Qualigen. He is an oncologist with expertise in both early and late-stage clinical development at several leading and emergent biopharmaceutical companies. Prior to joining Qualigen in May 2021, Dr. Arshad was Global Head of Medical Affairs and Clinical Research with Becton Dickinson Biosciences in San Jose, California from 2019-2021, where he led a team of MDs and PHDs driving scientific strategy for a cutting-edge immuno-oncology focused portfolio. From 2018-2019, Dr. Arshad served as Head of Medical Affairs, Immunology, Global Markets for Sanofi Genyzyme, and Chief Medical Officer, Head of Clinical Research and Medical Affairs for Humanigen, Inc. from 2016-2018. Previously, he held medical leadership positions with XOMA Corporation, Genentech, Inc., Merck & Co., Inc., and Pfizer Inc. Dr. Arshad holds an MD from Educational Commission for Foreign Medical Graduates (ECFMG), a Batchelor of Medicine, Batchelor of Surgery from University of Punjab, Pakistan, and a M.B.A. degree from George Washington University.

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table (2021 and 2020)

The following table sets forth the compensation paid or earned for the twelve-month fiscal year ended December 31, 2021 and the nine-months transition period ended December 31, 2020 to our named executive officers.

Name and Principal Position	“Year”	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Michael Poirier, Chairman and Chief Executive Officer	2021	517,788	218,740	—	5,751	742,279
	2020	291,104	251,000	4,063,412	923	4,606,439

Amy Broidrick, President and Chief Strategy Officer	2021	403,077	155,000	296,170	4,055	858,302
	2020	41,837	—	603,569	—	645,406

Tariq Arshad, Chief Medical Officer and Senior Vice President (3)	2021	253,846	80,212	430,569	69	764,696

(1)	The amounts reported in this column reflect the aggregate grant date fair value of the option awards granted during 2021 and 2020, computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (“ASC 718”). Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022. These amounts do not reflect the actual economic value that may be realized by the executive officers upon the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)	Represents life insurance premiums paid by us for each named executive officer in addition to 401(k) matching contributions paid by us for Mr. Poirier and Ms. Broidrick.
(3)	Dr. Arshad joined Qualigen in May 2021.

The following table sets forth the compensation paid or earned for calendar 2021 and calendar 2020 to our named executive officers for each of those years. (This table, and the table above, do not include the persons who before the May 22, 2020 Reverse Recapitalization Transaction were considered to be named executive officers of Ritter Pharmaceuticals, Inc., nor does it include compensation paid to such persons in such capacity.)

Name and Principal Position	“Year”	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Michael Poirier, Chairman and Chief Executive Officer	Calendar 2021	517,788	218,740	—	5,751	742,279
	Calendar 2020	363,796	251,000	4,063,412	923	4,679,131

Amy Broidrick, President and Chief Strategy Officer	Calendar 2021	403,077	155,000	296,170	4,055	858,302
	Calendar 2020	41,837	—	603,569	—	645,406

Tariq Arshad, Chief Medical Officer and Senior Vice President(3)	Calendar 2021	253,846	80,212	430,569	69	764,696

(1)	The amounts reported in this column reflect the aggregate grant date fair value of the option awards granted during 2021 and 2020, computed in accordance with ASC 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022. These amounts do not reflect the actual economic value that may be realized by the executive officers upon the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)	Represents life insurance premiums paid by us for each named executive officer in addition to 401(k) matching contributions paid by us for Mr. Poirier and Ms. Broidrick.
(3)	Dr. Arshad joined Qualigen in May 2021.

Following the Reverse Recapitalization Transaction, we granted stock options to the named executive officers in order to align their interests more fully with those of the public-company stockholders. (During Qualigen, Inc.’s private-company existence before the Reverse Recapitalization Transaction, Qualigen, Inc. granted very little stock-based compensation to its executive officers.)

Executive Employment Agreements

Employment Agreement with Michael Poirier

Mr. Poirier, is party to an Executive Employment Agreement with Qualigen dated February 1, 2017, as amended January 9, 2018 (the “Poirier Employment Agreement”). The Employment Agreement had an initial three-year term and is now automatically renewed for successive one-year periods unless either party gives notice of nonrenewal at least 90 days before the end of such a one-year period.

Under the terms of the Poirier Employment Agreement, Mr. Poirier is entitled to an annual base salary of at least $315,000, is eligible for Qualigen’s bonus plans, benefit programs and medical benefits, is eligible for certain event-based bonuses (including for “Liquidity Event” acquisition transactions), and is entitled to four weeks of vacation per year. If Mr. Poirier’s employment is terminated without Cause or he resigns for Good Reason (as such terms are defined in the Employment Agreement), and he provides a general release to Qualigen, he is entitled to one year of salary continuation plus the cost of COBRA coverage continuation for such one year period. In June 2020 and in May 2021, our board of directors and its compensation committee increased Mr. Poirier’s base salary rate to $400,000 and $575,000, respectively.

Mr. Poirier, agreed that the Reverse Recapitalization Transaction and the Reverse Recapitalization Transaction-related transactions did not constitute a “Liquidity Event” as defined in his Employment Agreement and that accordingly they did not entitle him to a contractual Liquidity Event bonus.

Employment Agreement with Amy Broidrick

Upon her promotion to the position of President and Chief Strategy Officer in December 2021, Ms. Broidrick became party to an Executive Employment Agreement with Qualigen dated December 10, 2021 which has an initial term expiring on April 30, 2022 and is automatically renewed for successive one-year periods unless either party gives notice of nonrenewal at least 90 days before the end of such a one-year period.

Under the terms of Ms. Broidrick’s Employment Agreement, Ms. Broidrick is entitled to an annual base salary of at least $450,000, is eligible for Qualigen’s bonus plans, benefit programs and medical benefits, is eligible for certain event-based bonuses, and is entitled to four weeks of vacation per year. If Ms. Broidrick’s employment is terminated without Cause or she resigns for Good Reason, and she provides a general release to Qualigen, she is entitled to one year of salary continuation plus the cost of COBRA coverage continuation for such one year period.

The following definitions are used in each of the Employment Agreements described above:

“Cause” means any of the following: (i) a material breach by the employee of any of the trade secret/proprietary information, confidential information of intellectual property ownership sections of the Employment Agreement; (ii) a material breach by the employee of any other provision of the Employment Agreement, if such material breach (if susceptible to cure) has continued uncured for a period of at least 15 days following delivery by Qualigen to the employee of written notice of such material breach; (iii) fraud, dishonesty or other breach of trust whereby the employee obtains personal gain or benefit at the expense of or to the detriment of Qualigen or any of Qualigen’s subsidiaries or affiliates; (iv) a conviction of or plea of nolo contendere or similar plea by the employee of any felony; (v) a conviction of or plea of nolo contendere or similar plea by of any other crime involving theft, misappropriation of property, dishonesty or moral turpitude; (vi) a willful and material violation of applicable law by the employee in connection with the performance of his/her duties under the Employment Agreement; (vii) chronic or repeated substance abuse by the employee, or any other use by the employee of alcohol, drugs or illegal substances in such a manner as to interfere with the performance of his/her material duties hereunder; or (viii) failure to comply with the lawful directions of Qualigen’s board of directors which are otherwise consistent with the terms of this Agreement, which failure has continued for a period of at least 10 days after delivery by Qualigen to the employee of written demand by Qualigen’s board of directors.

“Good Reason” means the occurrence of any of the following circumstances, without the employee’s express consent: the employee resigns due to (i) a material reduction of the employee’s title or authority, (ii) a material reduction in the employee’s salary or benefits (other than a reduction that generally applies to the officers at the employee’s level in Qualigen or, as applicable, after a transaction in which Qualigen or substantially all its assets is acquired, in the successor entity at that time), (iii) any material breach of this Agreement by Qualigen which is not cured within 30 days after written notice by the employee; or (iv) a change of the principal non-temporary location in which the employee is required to perform the employee’s services to any location exceeding 35 miles from Carlsbad, California. In no event shall a resignation be considered to be with Good Reason unless the resignation occurs after but within 30 days after the initiation of the item of Good Reason.

The foregoing description of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements.

Hire Offer Letter with Tariq Arshad

Under the terms of his offer letter with the Company, dated May 17, 2021, Dr. Arshad is entitled to an annual base salary of at least $400,000. He received a cash signing bonus of $25,000 when he joined the Company, is eligible to receive annual cash bonuses equal to an amount up to 40% of his annualized base salary, and is entitled to four weeks of vacation per year. Dr. Arshad also received a grant of 100,000 stock options under the 2020 Plan, with a scheduled 10-year term and an exercise price equal to $1.80, and an additional grant of 300,000 stock options under the 2020 Plan, with a scheduled 10-year term and an exercise price equal to $1.24 (100% of grant-date fair market values as defined in such Plan) per share, vesting over three years in equal annual installments (subject to continuation of service through such respective vesting dates). If Dr. Arshad’s employment is terminated without Cause or he resigns for Good Reason (as defined in Employment Agreements for other executives), and he provides a general release to Qualigen, he is entitled to 180 days of salary continuation plus the cost of COBRA coverage continuation for such 180 day period.

Stock Incentive Plan

The material terms of our 2020 Stock Equity Incentive Plan (as amended, the “2020 Plan”) are outlined below. This summary is qualified in its entirety by reference to the complete text of the 2020 Plan, which is filed as an exhibit to the Original Report and incorporated herein by reference.

Authorized Shares. We have reserved an aggregate of 7,557,157 shares of our common stock for issuance under the 2020 Plan. The number of shares is subject to adjustment in the event of any recapitalization, stock split, reclassification, stock dividend or other change in our capitalization. In addition, the following shares of our common stock will be available for grant and issuance under the 2020 Plan:

●	shares subject to stock options or stock appreciation rights (“SARs”), granted under the 2020 Plan that cease to be subject to the stock option or SAR for any reason other than exercise of the stock option or SAR;
●	shares subject to awards granted under the 2020 Plan that are subsequently forfeited or repurchased by us at the original issue price;
●	shares subject to awards granted under the 2020 Plan that otherwise terminate without shares being issued;
●	shares surrendered, cancelled, or exchanged for cash or a different award (or combination thereof); and
●	shares subject to awards under the 2020 Plan that are used to pay the exercise price of an award or withheld to satisfy the tax withholding obligations related to any award.

Plan Administration. The 2020 Plan will be administered by our Compensation Committee or by our board of directors acting in place of our Compensation Committee. Our Compensation Committee will have the authority to construe and interpret the 2020 Plan, grant awards and make all other determinations necessary or advisable for the administration of the 2020 Plan.

Awards and Eligible Participants. The 2020 Plan authorizes the award of stock options, stock appreciation rights, restricted stock unit, performance awards and stock bonuses. The 2020 Plan provides for the grant of awards to our employees, directors, consultants and independent contractor service providers, subject to certain exceptions. No non-employee director may be granted awards under the 2020 Plan in any calendar year that, taken together with any cash fees paid by us to such non-employee director during such calendar year, exceed $5,000,000 (calculating the value of any award based on the grant date fair value determined in accordance with GAAP).

No more than 98,000,000 shares of our common stock will be issued under the 2020 Plan pursuant to the exercise of incentive stock options.

Stock Options. The 2020 Plan permits us to grant incentive stock options and non-qualified stock options. The exercise price of stock options will be determined by our Compensation Committee, and may not be less than 100% of the fair market value of our common stock on the date of grant. Our Compensation Committee has the authority to reprice any outstanding stock option (by reducing the exercise price, or canceling the stock option in exchange for cash or another equity award) under the 2020 Plan without the approval of our stockholders. Stock options may vest based on the passage of time or the achievement of performance conditions in the discretion of our compensation committee. Our Compensation Committee may provide for stock options to be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to our right of repurchase that lapses as the shares vest. The maximum term of stock options granted under the 2020 Plan is 10 years.

Stock Appreciation Rights. SARs provide for a payment to the holder, in cash or shares of our common stock, based upon the difference between the fair market value of our common stock on the date of exercise and the stated exercise price on the date of grant, up to a maximum amount of cash or number of shares. SARs may vest based on the passage of time or the achievement of performance conditions in the discretion of our Compensation Committee. Our Compensation Committee has the authority to reprice any outstanding SAR (by reducing the exercise price, or canceling the SAR in exchange for cash or another equity award) under the 2020 Plan without the approval of our stockholders.

Restricted Stock Awards. A restricted stock award represents the issuance to the holder of shares of our common stock, subject to the forfeiture of those shares in the event of failure to achieve certain performance conditions or termination of employment. The purchase price, if any, for the shares will be determined by our Compensation Committee. Unless otherwise determined by the administrator at the time of award, vesting will cease on the date the holder no longer provides services to us and unvested shares will be forfeited to us or can be repurchased by us.

Restricted Stock Units. Restricted stock units (“RSUs”) represent the right on the part of the holder to receive shares of our common stock at a specified date in the future, subject to forfeiture of that right in the event of failure to achieve certain performance conditions or termination of employment. If a RSU has not been forfeited, then, on the specified date, we will deliver to the holder of the RSU shares of our common stock, cash or a combination of cash and shares of our common stock, as previously determined by the Compensation Committee at the time of the award.

Performance Awards. Performance awards cover a number of shares of our common stock that may be settled upon achievement of performance conditions as provided in the 2020 Plan in cash or by issuance of the underlying common stock. These awards are subject to forfeiture before settlement in the event of failure to achieve certain performance conditions or termination of employment.

Stock Bonuses. Stock bonuses may be granted as additional compensation for past or future service or performance and, therefore, no payment will be required from a participant for any shares awarded under a stock bonus. Unless otherwise determined by our Compensation Committee at the time of award, vesting will cease on the date the holder no longer provides services to us and unvested shares will be forfeited to us.

Change-in-Control. If we are party to a merger or consolidation, sale of all or substantially all our assets or similar change-in-control transaction, outstanding awards, including any vesting provisions, may be assumed or substituted by the successor company. In the alternative, the successor company may issue, in place of outstanding shares held by a 2020 Plan participant, substantially similar shares or other property subject to repurchase obligations no less favorable to the participant. Outstanding awards that are not assumed, substituted or cashed out will accelerate in full and expire immediately before the transaction, and awards will be exercisable for a period of time determined by the administrator.

Amendment; Termination. The 2020 Plan will terminate 10 years from April 8, 2020, unless it is terminated earlier by our board of directors. Our board of directors may amend, suspend or terminate the 2020 Plan at any time, subject to compliance with applicable law.

Federal Income Tax Summary. The following is a brief summary of the principal federal income tax consequences to us and to an eligible person (who is a citizen or resident of the United States for U.S. federal income tax purposes) (a “Participant”) of awards that may be granted under the 2020 Plan. The summary is not intended to be exhaustive and, among other things, does not describe state, local or foreign tax consequences. The federal income tax consequences of an eligible person’s award under the 2020 Plan are complex, are subject to change and differ from person to person. Each person should consult with his or her own tax adviser as to his or her own particular situation.

This discussion is based on the Code, Treasury Regulations promulgated under the Code, Internal Revenue Service rulings, judicial decisions and administrative rulings as of the date of this proxy statement, all of which are subject to change or differing interpretations, including changes and interpretations with retroactive effect. No assurance can be given that the tax treatment described herein will remain unchanged at the time that awards under the 2020 Plan are made.

A Participant will not recognize income upon the grant of an option or at any time prior to the exercise of the option. At the time the participant exercises a non-qualified option, he or she will recognize compensation taxable as ordinary income in an amount equal to the excess of the fair market value of the common stock on the date the option is exercised over the price paid for the common stock, and we will then be entitled to a corresponding deduction.

A Participant who exercises an incentive stock option will not be taxed at the time he or she exercises his or her options or a portion thereof. Instead, he or she will be taxed at the time he or she sells the common stock purchased pursuant to the option. The Participant will be taxed on the excess of the amount for which he or she sells the stock over the price he or she had paid for the stock. If the Participant does not sell the stock prior to two years from the date of grant of the option and one year from the date the stock is transferred to him or her upon exercise, the gain will be capital gain and we will not get a corresponding deduction. If the Participant sells the stock at a gain prior to that time, the difference between the amount the Participant paid for the stock and the lesser of the fair market value on the date of the exercise or the amount for which the stock is sold, will be taxed as ordinary income and we will be entitled to a corresponding deduction. If the Participant sells the stock for less than the amount he or she paid for the stock prior to the one or two year periods indicated, no amount will be taxed as ordinary income and the loss will be taxed as a capital loss.

A Participant generally will not recognize income upon the grant of a stock appreciation right or a restricted stock unit. At the time a Participant receives shares or cash payment under any such award, he or she generally will recognize compensation taxable as ordinary income in an amount equal to the cash or the fair market value of the common stock received, less any amount paid for the stock, and we will then be entitled to a corresponding deduction. Upon a subsequent sale of the shares received under the stock appreciation right or restricted stock unit, if any, the difference between the amount realized on the sale and the Participant’s tax basis (the amount previously included in income) is generally taxable as a capital gain or loss, which will be short-term or long-term depending on the Participant’s holding time of such shares.

The taxation of restricted stock is dependent on the actions taken by the Participant. Generally, absent an election to be taxed currently under Section 83(b) of the Code, or an 83(b) election, there will be no federal income tax consequences to the Participant upon the grant of a restricted stock award. At the lapse of the restrictions or satisfaction of the conditions on the restricted stock, the Participant will recognize ordinary income equal to the fair market value of our common stock at that time. If the Participant makes an 83(b) election within 30 days of the date of grant, he or she will recognize ordinary income equal to the fair market value of our common stock at the time of grant, determined without regard to the applicable restrictions. If an 83(b) election is made, no additional income will be recognized by the Participant upon the lapse of the restrictions or satisfaction of the conditions on the restricted stock award. We generally should be entitled to a deduction equal to the amount of ordinary income recognized by the Participant, at the same time as the ordinary income is recognized by the Participant. Upon a subsequent sale of the formerly restricted stock, the difference between the amount realized on the sale and the Participant’s tax basis (the amount previously included in income) is generally taxable as a capital gain or loss, which will be short-term or long-term depending on the Participant’s holding time of such shares.

The tax consequences to Participants who receive performance-based awards depend on the particular type of award issued. Our ability to take a deduction for such awards similarly depends on the terms of the awards and the limitations of Section 162(m) of the Code, if applicable. Section 162(m) of the Code currently imposes a $1 million limit on the amount that a public company may deduct for compensation paid to an employee who is chief executive officer, chief financial officer, or another “covered employee” (as defined by Section 162(m)), or was such an employee beginning in any year after 2017. The Compensation Committee retains the discretion to establish the compensation paid or intended to be paid or awarded to the executive officers as the Compensation Committee may determine is in the best interest of us and our stockholders, and without regard to any limitation provided in Section 162(m). This discretion is an important feature of the Compensation Committee’s compensation practices because it provides the Compensation Committee with sufficient flexibility to respond to specific circumstances facing us.

Outstanding Equity Awards at December 31, 2021

The following table presents the outstanding stock options and compensatory warrants held by each of the named executive officers as of December 31, 2021. There were no direct stock awards, restricted stock units or stock appreciation rights outstanding at December 31, 2021. All pre-2020 “option” awards shown were initially issued as Qualigen, Inc. Series C Warrants, and became warrants exercisable instead for our common stock (at an adjusted exercise price) upon the Reverse Recapitalization Transaction.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael Poirier	6/6/2020	333,333	666,667	5.13	6/5/2030
	9/22/2016	14,436	—	2.54	9/22/2026
	3/3/2015	22,142	—	2.54	3/2/2025
	8/2/2014	29,847	—	2.07	8/2/2024
	1/31/2014	22,142	—	2.07	1/31/2024

Amy Broidrick	12/8/2021	—	300,000	1.24	12/8/2031
	12/7/2020	50,000	100,000	3.52	12/7/2030
	8/27/2020	16,667	33,333	4.70	8/27/2030

Tariq Arshad	12/8/2021	—	300,000	1.24	12/8/2031
	5/17/2021	—	100,000	1.80	5/17/2031

Compensation of Directors

For the period January 1 through July 14, 2021, our compensation for non-employee directors was at a set rate of $40,000 cash per annum. Board committee chairs received additional cash compensation at a rate of $10,000 per annum.

Beginning on July 15, 2021, our compensation for non-employee directors was at a set rate of $35,000 cash per annum. The Audit Committee chair receives additional cash compensation at a rate of $15,000 per annum and the other Board committee chairs receive additional cash compensation at a rate of $10,000 per annum. Each non-chair member of each Board committee receives additional cash compensation at a rate of $7,500 per annum (Audit Committee) and $5,000 per annum (other Committees). Non-employee directors did not receive any grants of stock options during 2021, however in the future we expect that our non-employee directors will receive grants of stock options (cliff-vesting one year after the date of grant, subject to continued service through such vesting date).

The following table sets forth the compensation paid to or accrued by our non-employee directors for the year ended December 31, 2021. Compensation paid to Mr. Poirier and to Ms. Broidrick is presented as part of the “Summary Compensation Table” above, rather than here. Our employee directors do not receive compensation for their service as directors.

Name of Director	Fees Earned and Paid in Cash ($)	Option Awards(1) ($)	All other compensation(2) ($)	Total ($)
Richard David	50,167	—	—	50,167
Sidney Emery, Jr.	52,020	—	—	52,020
Matthew Korenberg	44,755	—	—	44,755
Kurt Kruger	55,000	—	—	55,000
Ira Ritter	—	—	80,000	80,000

(1)	The amounts reported in this column reflects the aggregate grant date fair value of the option awards granted during the year ending December 31, 2021, computed in accordance with ASC 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022. These amounts do not reflect the actual economic value that may be realized by the directors upon the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)	Represents amounts paid for consulting services.

Hedging or Offsetting Against Compensatory Securities

We have adopted a policy that our employees (including officers) and directors shall not purchase securities or other financial instruments, or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted as compensation to, or held directly or indirectly by, those persons.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 26, 2022 by:

●	our named executive officers;
●	our directors;
●	all of our current directors and executive officers as a group; and
●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days after April 26, 2022, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of beneficial ownership of our common stock is calculated based on an aggregate of 35,295,541 shares outstanding as of April 26, 2022.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Qualigen Therapeutics, Inc., 2042 Corte Del Nogal, Carlsbad, California 92011.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Five Percent Stockholders
Alpha Capital Anstalt (1), Lettstrasse 32, FL-9490 Vaduz, Liechtenstein	3,917,370	9.99%

Executive Officers, Directors and Director Nominees
Michael Poirier (2)	935,441	2.6%
Amy Broidrick (3)	71,167	*%
Tariq Arshad (4)	133,333	*%
Richard David (5)	42,190	*%
Sidney Emery, Jr. (6)	36,348	*%
Matthew Korenberg (7)	33,333	*%
Kurt Kruger (8)	60,190	*%
Ira Ritter (9)	64,713	*%

All current executive officers and directors as a group (11 persons)(10)	2,585,851	6.8%

* Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	Includes shares of common stock issuable upon the exercise of warrants; Alpha Capital Anstalt would not be permitted to convert or exercise all or any portion of its warrants to the extent that such conversion or exercise would result in Alpha Capital Anstalt (and its affiliates) beneficially owning more than 9.99% of the number of shares of Qualigen common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion/exercise. Konrad Ackermann has voting and investment power over the shares held by Alpha Capital Anstalt.
(2)	Includes 333,333 shares of common stock exercisable within 60 days under outstanding stock options and 88,567 shares of common stock exercisable within 60 days under outstanding warrants.
(3)	Includes 66,667 shares of common stock exercisable within 60 days under outstanding stock options.
(4)	Includes 133,333 shares of common stock exercisable within 60 days under outstanding stock options.
(5)	Includes 33,333 shares of common stock exercisable within 60 days under outstanding stock options and 8,857 shares of common stock exercisable within 60 days under outstanding warrants.

(6)	Includes 16,667 shares of common stock exercisable within 60 days under outstanding stock options.
(7)	Includes 33,333 shares of common stock exercisable within 60 days under outstanding stock options.
(8)	Includes 33,333 shares of common stock exercisable within 60 days under outstanding stock options and 8,857 shares of common stock exercisable within 60 days under outstanding warrants.
(9)	Includes 60,671 shares of common stock exercisable within 60 days under outstanding stock options. Also includes shares of common stock held in a retirement plan trust of which Ira Ritter and his spouse are trustees; and also includes shares beneficially owned by Stonehenge Partners. As a managing partner of Stonehenge Partners, Ira Ritter may be deemed the beneficial owner of these shares.
(10)	Includes 1,777,336 shares of common stock exercisable within 60 days under outstanding stock options and 234,210 shares of common stock exercisable within 60 days under outstanding warrants.

Equity Compensation Plan Information

The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	4,841,856	(1)	$6.07	2,809,157	(2)
Equity compensation plans not approved by stockholders	1,790,648		$1.52	—
Total	6,632,504		$4.84	2,809,157

(1)	Consists of 4,748,000 shares of common stock issuable upon the exercise of options granted under the 2020 Plan as of December 31, 2021 and 93,856 shares granted prior to the May 22, 2020 reverse merger by the Company’s predecessor (Ritter Pharmaceuticals).
(2)	Consists of shares of common stock issuable under the 2020 Plan as of December 31, 2021.
(3)	Consists of shares of common stock issuable upon the exercise of compensatory warrants granted to service providers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Our Audit Committee is responsible for reviewing, approving and overseeing any transaction between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners, and each of their respective immediate family members, where the amount involved exceeds the lesser of (i) $120,000 and (ii) 1% of the average of our total assets at year-end for the prior two fiscal years. Since the May 22, 2020 Reverse Recapitalization Transaction (and since January 1, 2020 at Qualigen, Inc.), there have been no such transactions except as described below.

We issued shares of Series Alpha Preferred Stock and warrants to purchase 7,518,878 shares of common stock to Alpha Capital Anstalt, a greater than 5% beneficial owner, in financing transactions in connection with the May 22, 2020 Reverse Recapitalization Transaction.

We also issued an aggregate of 5,228,462 shares of common stock and warrants to purchase 7,179,715 shares of common stock to Alpha Capital Anstalt in registered-direct financing transactions in July 2020 (for a purchase price of $8 million), in August 2020 (for a purchase price of $10 million), and in December 2020 (for a purchase price of $12 million).

Pursuant to consulting agreements, we issued an aggregate of 1,217,148 common shares and warrants to purchase 1,411,432 shares to, or as directed by, GreenBlock Capital LLC as compensation for services provided by GreenBlock Capital LLC (which at the time of certain issuances was a greater than 5% beneficial owner).

Sekisui Diagnostics, LLC, which at the time was a greater than 5% beneficial owner, extended (first to June 1, 2020 and then to September 1,2020) the due date of contractual obligations requiring us to pay Sekisui $890,000 plus interest. We then paid Sekisui the entire contractual obligations amount in July 2020.

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

Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors determined that each of Messrs. David, Emery, Korenberg and Kruger are independent under the applicable rules and regulations of Nasdaq. In making such determinations, the board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence.

Item 14. Principal Accounting Fees and Services.

Baker Tilly US, LLP (inclusive of its predecessor firm Squar Milner LLP, “Baker Tilly”) serves as the Company’s independent registered public accounting firm and has served in that capacity since June 2018.

The Audit Committee considered the independence of Baker Tilly and whether the audit services Baker Tilly provided to the Company are compatible with maintaining that independence. The Audit Committee has adopted procedures by which the Audit Committee must approve in advance all services provided by and fees paid to the Company’s independent registered public accounting firm. The advance approval requirement was not waived in any instance during 2021.

Fees and Services of Baker Tilly US, LLP

The following table sets forth the aggregate fees billed to the Company by Baker Tilly (inclusive of its predecessor Squar Milner LLP) for the twelve-months fiscal year ended December 31, 2021 and the nine-months transition period ended December 31, 2020:

	12-months fiscal year ended December 31, 2021	9-months transition period ended December 31, 2020
Audit Fees(1)	$278,714	$392,423
Audit-Related Fees	—	—
Tax Fees	25,175	14,792
All Other Fees	—	—
Total	$303,889	$407,215

(1)	Audit fees consisted of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews and registration statements.

The following table sets forth the aggregate fees billed to the Company by Baker Tilly (inclusive of its predecessor Squar Milner LLP) for the calendar year ended December 31, 2021 and the calendar year ended December 31, 2020:

	Calendar year ended December 31, 2021	Calendar year ended December 31, 2020
Audit Fees(1)	$278,714	$479,923
Audit-Related Fees	—	—
Tax Fees	25,175	28,413
All Other Fees	—	—
Total	$303,889	$508,336

(1)	Audit fees consisted of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews and registration statements.

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

In the twelve-months fiscal year ended December 31, 2021 and the nine-months transition period ended December 31, 2020, all audit services and the corresponding fees were approved by our board of directors. Also, in the calendar year ended December 31, 2021 and the calendar year ended December 31, 2020, all audit services and the corresponding fees were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.56*	Hire offer letter from the Company to Tariq Arshad, dated April 22, 2021

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: April 29, 2022

