Form 10-Q
period 2022-03-31
Qualigen Therapeutics, Inc.
filed 2022-05-13
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 35,295,541 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$13,610,894	17,538,272
Accounts receivable, net	594,338	822,351
Inventory, net	1,400,712	1,055,878
Prepaid expenses and other current assets	1,097,822	1,379,896
Total current assets	16,703,766	20,796,397
Right-of-use assets	1,591,072	1,645,568
Property and equipment, net	230,242	203,920
Equipment held for lease, net	221	296
Intangible assets, net	164,818	171,190
Other assets	18,334	18,334
Total Assets	$18,708,453	$22,835,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$997,406	$886,224
Accrued expenses and other current liabilities	1,343,375	1,793,901
Deferred revenue, current portion	127,304	135,063
Operating lease liability, current portion	155,525	134,091
Warrant liabilities	1,002,100	1,686,200
Total current liabilities	3,625,710	4,635,479
Operating lease liability, net of current portion	1,484,833	1,542,564
Deferred revenue, net of current portion	81,081	92,928
Total liabilities	5,191,624	6,270,971
Stockholders’ equity
Common stock, $0.001 par value; 225,000,000 shares authorized; 35,295,541 and 35,290,178 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	35,295	35,290
Additional paid-in capital	102,545,950	101,274,073
Accumulated deficit	(89,064,416)	(84,744,629)
Total stockholders’ equity	13,516,829	16,564,734
Total Liabilities & Stockholders’ Equity	$18,708,453	$22,835,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
REVENUES
Net product sales	$722,029	$1,420,842
License revenue	—	478,654
Total revenues	722,029	1,899,496
EXPENSES
Cost of product sales	828,848	1,202,479
General and administrative	2,898,751	2,873,939
Research and development	1,864,745	3,499,373
Sales and marketing	138,323	136,587
Total expenses	5,730,667	7,712,378

LOSS FROM OPERATIONS	(5,008,638)	(5,812,882)

OTHER (INCOME), NET
Gain on change in fair value of warrant liabilities	(683,242)	(552,808)
Interest income, net	(6,309)	(17,343)
Other income, net	(36)	(542)
Total other income, net	(689,587)	(570,693)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,319,051)	(5,242,189)

PROVISION FOR INCOME TAXES	736	530

NET LOSS	$(4,319,787)	$(5,242,719)

Net loss per common share, basic and diluted	$(0.12)	$(0.19)
Weighted—average number of shares outstanding, basic and diluted	35,294,051	28,165,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount $	Capital	Deficit	Total
Balance at December 31, 2021	35,290,178	$35,290	$101,274,073	$(84,744,629)	$16,564,734
Stock issued upon exercise of warrants	5,363	5	4,711	—	4,716
Stock-based compensation	—	—	1,267,166	—	1,267,166
Net Loss	—	—	—	(4,319,787)	(4,319,787)
Balance at March 31, 2022	35,295,541	$35,295	$102,545,950	$(89,064,416)	$13,516,829

	Series Alpha Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount $	Shares	Amount $	Capital	Deficit	Total
Balance at December 31, 2020	$180	$1	27,296,061	$27,296	$85,114,755	$(66,847,492)	$18,294,560
Stock issued upon exercise of warrants	—	—	1,319,625	1,320	1,813,353	—	1,814,673
Stock issued upon net-exercise of warrants	—	—	192,373	192	(192)	—	—
Stock issued for professional services	—	—	25,000	25	101,725	—	101,750
Stock-based compensation	—	—	—	—	1,262,123	—	1,262,123
Net Loss	—	—	—	—	—	(5,242,719)	(5,242,719)
Balance at March 31, 2021	180	$1	28,833,059	$28,833	$88,291,764	$(72,090,211)	$16,230,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,319,787)	$(5,242,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,749	27,453
Amortization of right-of-use assets	54,495	54,179
Accounts receivable reserves and allowances	(88,129)	8,490
Inventory reserves	4,074	29,615
Common stock issued for professional services	—	101,750
Stock-based compensation	1,267,166	1,262,123
Change in fair value of warrant liabilities	(683,242)	(552,808)

Changes in operating assets and liabilities:
Accounts receivable	316,142	(254,968)
Inventory and equipment held for lease	(348,908)	107,588
Prepaid expenses and other assets	282,074	1,459,135
Accounts payable	111,184	(15,217)
Accrued expenses and other current liabilities	(450,526)	1,122,686
Operating lease liability	(36,297)	(60,710)
Deferred revenue	(19,606)	(127,701)
Net cash used in operating activities	(3,881,611)	(2,081,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(49,625)	(62,265)
Payments for patents and licenses	—	(6,737)
Net cash used in investing activities	(49,625)	(69,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warrant exercises	3,858	244,581
Principal payments on notes payable	—	(123,133)
Net cash provided by financing activities	3,858	121,448

Net change in cash	(3,927,378)	(2,028,658)

Cash - beginning of period	17,538,272	23,976,570
Cash - end of period	$13,610,894	$21,947,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$831
Taxes	$—	$100

NONCASH FINANCING AND INVESTING ACTIVITIES:
Fair value of shares issued for cashless warrant exercises	$—	$722,970
Fair value of warrant liabilities on date of exercise	$858	$1,570,092

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities Exchange Commission on March 31, 2022, as amended on April 29, 2022 (the “2021 Annual Report”). In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s 2021 Annual Report have been omitted. The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the 2021 Annual Report.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The Company views its operations and manages its business in one operating segment. All long-lived assets of the Company are located in the United States.

Accounting Estimates

Management uses estimates and assumptions in preparing its unaudited condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant estimates relate to the estimated fair value of warrant liabilities, stock-based compensation, amortization and depreciation, inventory reserves, allowances for doubtful accounts and returns, and warranty costs. Actual results could vary from the estimates that were used.

Cash

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less and money market funds to be cash equivalents.

The Company maintains its cash in bank deposits which exceed federally insured limits and could potentially be subject to significant concentrations of credit risk on cash. The Company reviews the financial stability of its depository institutions on a regular basis, and has not experienced any losses in such accounts.

Inventory, Net

Inventory is recorded at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company reviews the components of its inventory on a periodic basis for excess or obsolete inventory, and records reserves for inventory components identified as excess or obsolete.

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the three months ended March 31, 2022 and 2021, no such impairment losses have been recorded.

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

Accounts receivable, net is comprised of the following at:

	March 31, 2022	December 31, 2021
Accounts Receivable	$642,306	$958,448
Less Allowances	(47,968)	(136,097)
	$594,338	$822,351

Research and Development

The Company expenses research and development costs as incurred including therapeutics license costs.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales which totaled approximately $39,000 and $30,000, respectively, for the three months ended March 31, 2022 and 2021. Other shipping and handling costs included in general and administrative, research and development, and sales and marketing expenses totaled approximately $4,000 and $1,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Product Sales

The Company generates revenue from selling FastPack System analyzers, accessories and disposable products used with the FastPack System. Disposable products include reagent packs which are diagnostic tests for prostate-specific antigen (“PSA”), testosterone, thyroid disorders, pregnancy, and Vitamin D.

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

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable upfront fees allocated to the license when the license is transferred to the customer and the customer can benefit from the license. For licenses that are bundled with other performance obligations, management uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition. During the three months ended March 31, 2022 and 2021, the Company recognized license revenue of $0 and approximately $479,000, respectively.

Contract Asset and Liability Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the performance of the related services, the Company records deferred revenue until the performance obligations are satisfied.

Multiple performance obligations included contracts that combined both the Company’s analyzer and a customer’s future reagent purchases under a single contract. In some sales contracts, the Company provided analyzers at no charge to customers. Title to the analyzer was maintained by the Company and the analyzer was returned by the customer to the Company at the end of the purchase agreement.

During the three months ended March 31, 2022 and 2021, product sales are stated net of an allowance for estimated returns of approximately $43,000 and $0, respectively.

Deferred Revenue

Payments received in advance from customers pursuant to certain collaborative research license agreements, deposits against future product sales, multiple element arrangements and extended warranties are recorded as a current or non-current deferred revenue liability based on the time from the condensed consolidated balance sheets date to the future date of revenue recognition.

Operating Leases

Effective April 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842) Targeted Improvements (“Topic 842”). In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. Refer to Note 9 for more information.

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

Costs related to acquiring patents and licenses are capitalized and amortized over their estimated useful lives, which is generally 5 to 17 years, using the straight-line method. Amortization of patents and licenses commences once final approval of the patent or license has been obtained. Patent and license costs are charged to operations if it is determined that the patent or license will not be obtained.

The carrying value of the patents of approximately $154,000 and $159,000 at March 31, 2022 and December 31, 2021, respectively, are stated net of accumulated amortization of approximately $325,000 and $320,000, respectively. Amortization of patents charged to operations for the three months ended March 31, 2022 and 2021 was approximately $5,000 and $3,000, respectively. Total future estimated amortization of patent costs for the five succeeding years is approximately $14,000 for the remaining nine months in the year ending December 31, 2022, approximately $18,000 for the year ending December 31, 2023, approximately $15,000 for year 2024, approximately $14,000 for years 2025 and 2026, and approximately $79,000 thereafter.

The carrying value of the in-licenses of approximately $11,000 and $12,000 at March 31, 2022 and December 31, 2021, respectively, are stated net of accumulated amortization of approximately $408,000 and $407,000, respectively. Amortization of licenses charged to operations for the three months ended March 31, 2022 and 2021 was approximately $2,000 for each period. Total future estimated amortization of license costs is approximately $6,000 for the remaining nine months in the year ending December 31, 2022, approximately $5,000 for the year ending December 31, 2023.

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

Fair Value of Financial Instruments

Cash, accounts receivable, prepaids, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

Stock-Based Compensation

Stock-based compensation cost for equity awards granted to employees and non-employees is measured at the grant date based on the calculated fair value of the award using the Black-Scholes option-pricing model, and is recognized as an expense, under the straight-line method, over the requisite service period (generally the vesting period of the equity grant). If the Company determines that other methods are more reasonable, or other methods for calculating these assumptions are prescribed by regulators, the fair value calculated for the Company’s stock options could change significantly. Higher volatility, lower risk-free interest rates, and longer expected lives would result in an increase to stock-based compensation expense to employees and non-employees determined at the date of grant.

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

Sales and Excise Taxes

Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with corresponding tax payable. These balances are removed from the condensed consolidated balance sheet as cash is collected from customers and remitted to the tax authority.

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

Accrued warranty liabilities were approximately $72,000 and $60,000, respectively, as of March 31, 2022 and December 31, 2021 and are included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Warranty costs were approximately $53,000 and $25,000 for the three months ended March 31, 2022 and 2021, respectively, and are included in cost of product sales in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning January 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its condensed consolidated financial statements. However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s condensed consolidated financial statements.

Impact of the COVID-19 Pandemic

Events surrounding the SARS-CoV-2 virus that emerged in late 2019 and the ensuing global pandemic have had a dramatic impact on businesses globally and our business as well. Our sales of diagnostic products fell significantly during 2020 and our net loss increased significantly, as deferral of patients’ non-emergency visits to physician offices, clinics and small hospitals sharply reduced demand for FastPack tests. Since then we have experienced some recovery in demand. The severity and duration of the pandemic and economic repercussions of the virus and government actions taken in response to the pandemic remain uncertain and will ultimately depend on many factors, including the speed of global dissemination and effectiveness of the vaccination and containment efforts throughout the world, the duration and spread of the virus, as well as seasonality, variants or new outbreaks.

In the United States, federal, state, and local government directives and policies have been put in place throughout the course of the pandemic to manage public health concerns and address the economic impacts of the pandemic, including reduced business activity and overall uncertainty presented by this new healthcare challenge. Similar actions have been taken by governments around the world. Our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or as a result of the pandemic. To mitigate risks, we continue to evaluate the extent to which COVID-19 may impact our business and operations and adjust risk mitigation planning and business continuity activities as needed.

Other accounting standard updates are either not applicable to the Company or are not expected to have a material impact on the Company’s unaudited condensed financial statements.

NOTE 2 — LIQUIDITY

The Company has incurred recurring losses from operations and has an accumulated deficit at March 31, 2022. The Company expects to continue to incur losses subsequent to the condensed consolidated balance sheet date of March 31, 2022. In December 2021, the Company raised $8.82 million through a Securities Purchase Agreement with several institutional investors. Based on the Company’s current cash position, and assuming currently planned expenditures and level of operations, the Company believes it has sufficient capital to fund operations for the 12-month period subsequent to the issuance of the accompanying unaudited condensed financial statements. However, there is no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. Also, beyond such 12-month period, planned research and development activities, capital expenditures, clinical and pre-clinical testing, and commercialization activities of the Company’s products are expected to require significant additional financing. Additional financing may not be available on acceptable terms or at all.

NOTE 3 — INVENTORY, NET

Inventory, net consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Raw materials	$819,434	$823,315
Work in process	539,085	188,135
Finished goods	42,193	44,428
	$1,400,712	$1,055,878

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Prepaid insurance	$818,216	$1,197,726
Prepaid manufacturing expenses	32,087	50,371
Other prepaid expenses	247,519	131,799
	$1,097,822	$1,379,896

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Machinery and equipment	$2,493,222	$2,482,841
Computer equipment	384,361	345,117
Leasehold improvements	333,271	333,271
Molds and tooling	260,002	260,002
Furniture and fixtures	143,013	143,013
	3,613,869	3,564,244
Less Accumulated depreciation	(3,383,627)	(3,360,324)
	$230,242	$203,920

Depreciation expense relating to property and equipment was approximately $23,000 and $15,000 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Board compensation	$17,500	$17,500
Franchise, sales and use taxes	11,975	14,090
Income taxes	4,356	3,620
Payroll	105,877	682,036
Professional fees	265,421	225,308
Research and development	293,624	232,712
Royalties	8,880	10,152
Vacation	313,633	282,910
Warranty liability	71,974	60,281
Other	250,135	265,292
	$1,343,375	$1,793,901

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

In exchange for the Series C Warrants, upon closing of the merger with Ritter, the holders received warrants to purchase an aggregate of 4,713,490 shares of the Company’s common stock at $0.72 per share, subject to adjustment. As of March 31, 2022, the warrants received in exchange for the Series C Warrants have remaining terms ranging from 1.7 to 2.2 years. The warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, resulting from inclusion of a leveraged ratchet provision for subsequent dilutive issuances.

The following table summarizes the activity in the Common Stock Warrants (received in exchange for the Series C Warrants) for the three months ended March 31, 2022:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	2,481,614	$0.72		2.00
Exercised	(5,363)	0.72
Forfeited	—	—
Expired	—	—
Granted	—	—
Total outstanding – March 31, 2022	2,476,251	$0.72
Exercisable	2,476,251	$0.72	$0.72	1.76

The following table summarizes the activity in the Common Stock Warrants (received in exchange for the Series C Warrants) activity for the three months ended March 31, 2021:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2020	3,378,596	$0.72
Exercised	(473,608)	0.72
Forfeited	(36,097)	0.72
Expired	—	—
Granted	—	—
Total outstanding – March 31, 2021	2,868,891	$0.72
Exercisable	2,868,891	$0.72	$0.72	2.75

The following table presents the Company’s fair value hierarchy for its warrant liabilities and exercises (all of which arise under the warrants received in exchange for the Series C Warrants) measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2022:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
Common Stock Warrant	Assets	Inputs	Inputs
liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2021	$—	$—	$1,686,200	$1,686,200
Exercises	—	—	(858)	(858)
Gain on change in fair value of warrant liabilities	—	—	(683,242)	(683,242)
Balance as of March 31, 2022	$—	$—	$1,002,100	$1,002,100

There were no transfers of financial assets or liabilities between category levels for the three months ended March 31, 2022.

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

The following table shows the range of assumptions used in estimating the fair value of warrant liabilities as of March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
	Range	Weighted Average	Range	Weighted Average
Risk-free interest rate	2.03% — 2.29%	2.08%	0.28% — 0.42%	0.30%
Expected volatility (peer group)	88% — 101%	90.4%	81% — 84%	83.52%
Term of warrants (in years)	1.65 — 2.24	1.76	2.65 — 3.24	2.75
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE 8 — LOSS PER SHARE

Basic loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options and warrants.

The following table reconciles net loss and the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021

Net loss used for basic earnings per share	$(4,319,787)	$(5,242,719)

Basic weighted-average common shares outstanding	35,294,051	28,165,796
Dilutive potential shares issuable from stock options and warrants	—	—
Diluted weighted-average common shares outstanding	35,294,051	28,165,796

The following potentially dilutive securities have been excluded from diluted net loss per share as of March 31, 2022 and 2021 because their effect would be antidilutive:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Shares of common stock subject to outstanding options	4,864,023	4,033,856
Shares of common stock subject to outstanding warrants	9,816,032	9,609,316
Shares of common stock subject to conversion of Series Alpha Convertible Preferred Stock	—	243,418
Total common stock equivalents	14,680,055	13,886,590

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

The tables below show the operating lease right-of-use assets and operating lease liabilities as of March 31, 2022, including the changes during the periods:

Operating lease right-of-use assets
Net right-of-use assets at December 31, 2021	$1,645,568
Less amortization of operating lease right-of-use assets	(54,496)
Operating lease right-of-use assets at March 31, 2022	$1,591,072

Operating lease liabilities
Lease liabilities at December 31, 2021	$1,676,655
Less principal payments on operating lease liabilities	(36,297)
Lease liabilities at March 31, 2022	1,640,358
Less non-current portion	(1,484,833)
Current portion at March 31, 2022	$155,525

As of March 31, 2022, the Company’s operating leases have a weighted-average remaining lease term of 5.6 years and a weighted-average discount rate of 8.9%.

As of March 31, 2022, future minimum payments during the next five fiscal years and thereafter are as follows:

Year Ending December 31,	Amount
2022 (nine months)	$203,857
2023	368,341
2024	379,392
2025	390,773
2026	402,497
2027	379,165
Total	2,124,025
Less present value discount	(483,667)
Operating lease liabilities	$1,640,358

Total lease expense was approximately $114,000 and $86,000 for the three months ended March 31, 2022 and 2021, respectively. Lease expense was recorded in cost of product sales, general and administrative expenses, research and development and sales and marketing expenses.

Termination of Sekisui Distribution Agreement

In March 2018, the Company extended a strategic partnership entered into in May 2016 with Sekisui Diagnostics, LLC (“Sekisui”). The Company appointed Sekisui as its diagnostics commercial partner and exclusive worldwide distributor with the exception of certain customer accounts retained by Qualigen; Sekisui’s distribution arrangement expired on March 31, 2022. Subsequent to the expiration of the agreement, in the second quarter of 2022 the Company will have a commitment to purchase leased FastPack rental systems back from Sekisui at Sekisui’s net book value, the amount of which has not yet been determined.

Litigation and Other Legal Proceedings

On November 9, 2021, the Company was named as a defendant in an action brought by Mediant Communications Inc. (“Mediant”) in the U.S. District Court for the Southern District of New York. The complaint alleged that Qualigen entered into an implied contract with Mediant, whereby Qualigen retained Mediant to distribute proxy materials and subsequently conduct shareholder vote tabulations. The Company filed a Motion to Dismiss with the District Court and on March 14, 2022 a hearing was held during which the presiding judge ruled in favor of the Motion to Dismiss. The Company and Mediant settled the litigation on April 5, 2022 in the amount of $96,558. This amount is included in accounts payable and accrued expenses on the Company’s March 31, 2022 condensed consolidated balance sheet.

NOTE 10 — RESEARCH AND LICENSE AGREEMENTS

The University of Louisville Research Foundation

Between June 2018 and April 2022, the Company entered into license and sponsored research agreements with the University of Louisville Research Foundation (“ULRF”) for QN-247, a novel aptamer-based compound that has shown promise as an anticancer drug. Under the agreements, the Company will take over development, regulatory approval and commercialization of the compound from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received a $50,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock, and the Company agreed to reimburse ULRF for sponsored research expenses of up to approximately $805,000 and prior patent costs of up to $200,000. In addition, the Company agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization of anti-nucleolin agent-conjugated nanoparticles, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the last to expire of the licensed patents, (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to June 2018, and (iv) payments ranging from $100,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $100,000 for first dosing in a Phase 1 clinical trial, $200,000 for first dosing in a Phase 2 clinical trial, $350,000 for first dosing in a Phase 3 clinical trial, $500,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales; the Company would also pay another $500,000 milestone payment for any additional regulatory marketing approval for each additional therapeutic (or diagnostic) indication. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $10,000 to $50,000) for such year.

Sponsored research expenses related to these agreements for the three months ended March 31, 2022 and 2021 were approximately $87,000 and $62,000, respectively, and these amounts are recorded in research and development expenses in the condensed consolidated statements of operations. License costs were approximately $55,000 and $36,000 related to these agreements for the three months ended March 31, 2022 and 2021, respectively, and are included in research and development expenses in the condensed consolidated statements of operations.

In March 2019, the Company entered into a sponsored research agreement and an option for a license agreement with ULRF for development of several small-molecule RAS interaction inhibitor drug candidates. Under the terms of this agreement, the Company agreed to reimburse ULRF for sponsored research expenses of up to $693,000 for this program. In February 2021 and March 2022, the Company extended the term of this agreement until January 2023 and increased the amount that the Company will reimburse ULRF for sponsored research expenses to approximately $2.7 million. In July 2020, the Company entered into an exclusive license agreement with ULRF for RAS interaction inhibitor drug candidates. Under the agreement, the Company will take over development, regulatory approval and commercialization of the candidates from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $112,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company has agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patent, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to July 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $20,000 to $100,000) for such year.

Sponsored research expenses related to these agreements for the three months ended March 31, 2022 and 2021 were approximately $184,000 and $107,000, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations. License costs related to these agreements for the three months ended March 31, 2022 and 2021 were approximately $2,000 and $46,000, respectively, and are included in research and development expenses in the condensed consolidated statements of operations.

In June 2020, the Company entered into an exclusive license agreement with ULRF for its intellectual property in the use of QN-165 as a treatment for COVID-19. Under the agreement, the Company will take over development, regulatory approval and commercialization of the compound (for such use) from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $24,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company was required to enter into a separate sponsored research agreement with ULRF (for QN-165 as a treatment for COVID-19) for at least $250,000. In November 2020, the Company executed a sponsored research agreement with ULRF (for QN-165 as a treatment for COVID-19) supporting up to approximately $430,000 in research which satisfied this requirement. This sponsored research agreement expired in November 2021.

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

Sponsored research expenses related to these agreements for the three months ended March 31, 2022 and 2021 were $0 and approximately $69,000, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations. There were no license costs related to these agreements for the three months ended March 31, 2022 and 2021.

Advanced Cancer Therapeutics

In December 2018, the Company entered into a license agreement with Advanced Cancer Therapeutics, LLC (“ACT”), granting the Company exclusive rights to develop and commercialize QN-165, an aptamer-based drug candidate. In return, ACT received a $25,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock. In addition, the Company agreed to pay ACT (i) royalties, on net sales associated with the commercialization of QN-165, of 2% (only if patent-covered and only on net sales above a cumulative $3,000,000) or 1% (if not patent-covered, but only on net sales above a cumulative $3,000,000), until the 15th anniversary of the ACT license agreement and (ii) milestone payments of $100,000 for the Company raising a cumulative total of $2,000,000 in new equity financing after the date of the ACT license agreement, $100,000 upon any first QN-165-based licensed product receiving the CE Mark or similar FDA status, and $500,000 upon cumulative worldwide QN-165-based licensed product net sales reaching $3,000,000. For the three months ended March 31, 2022 and 2021, there were license costs of $0 and approximately $2,000, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations.

Prediction Biosciences

In November 2015, the Company entered into a long-term development and supply agreement with Prediction Biosciences SAS to develop and manufacture diagnostic tests for use in the stroke point-of-care market. The Company recognizes development revenue and product sales over the performance period of the contract. For both the three months ended March 31, 2022 and 2021, there was no collaborative research revenue related to this agreement.

Sekisui Diagnostics

In March 2018, the Company extended a strategic partnership entered into in May 2016 with Sekisui Diagnostics, LLC (“Sekisui”). The Company appointed Sekisui as its diagnostics commercial partner and exclusive worldwide distributor with the exception of certain customer accounts retained by Qualigen. Sekisui’s distribution arrangement expired on March 31, 2022. The agreement contains a right of first refusal for Sekisui against any potential acquisition of the Company which expired on March 31, 2022.

There were product sales to Sekisui of approximately $403,000 and $1,017,000, respectively, for the three months ended March 31, 2022 and 2021, related to this agreement.

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

The Company will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. The Company recognized $0 and approximately $38,000 in product sales and $0 and approximately $479,000 in license revenue included in the statement of operations for the three months ended March 31, 2022 and 2021, respectively. The Company provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

The Company gave Yi Xin the exclusive rights for China – which is a market the Company has not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of the Company’s existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of the Company’s existing generations of FastPack products). After March 31, 2022, Yi Xin has the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-U.S. customers of those products), as well as the right to buy Company-manufactured FastPack 1.0, IP and PRO products from the Company at distributor prices for resale in and for the United States (but not to or toward current U.S. customers of those products); the Company did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack 1.0, IP and PRO product lines. In the Technology Transfer Agreement, the Company also confirmed that it would not, after March 31, 2022, seek new FastPack customers outside the United States.

STA Pharmaceutical

In November 2020, the Company entered into a contract with STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, for GMP production of QN-165, which was the Company’s lead drug candidate for the treatment of COVID-19 and other viral diseases, for potential clinical trials in 2021.

Research and development expenses related to this agreement for the three months ended March 31, 2022 and 2021 were approximately $9,000 and $1.1 million, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations.

UCL Business Limited

In January 2022, the Company entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) The program’s lead compound is now being developed at Qualigen under the name QN-302 as a candidate for treatment for pancreatic ductal adenocarcinoma (PDAC), which represents the vast majority of pancreatic cancers. The License Agreement requires a $150,000 upfront payment, reimbursement of past patent prosecution expenses (approximately $160,000), and (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments and a percentage of any non-royalty sublicensing consideration paid to Qualigen.

For the three months ended March 31, 2022 and 2021, there were license costs of approximately $310,000 and $0, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations.

NOTE 11 — STOCKHOLDERS’ EQUITY

As of March 31, 2022 and December 31, 2021, the Company had two classes of capital stock: common stock and Series Alpha convertible preferred stock.

Common Stock

Holders of common stock generally vote as a class with the holders of the preferred stock and are entitled to one vote for each share held. Subject to the rights of the holders of the preferred stock to receive preferential dividends, the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. Following payment of the liquidation preference of the preferred stock, as of March 31, 2022 any remaining assets would be distributed ratably among the holders of the common stock and, on an as-if-converted basis, the holders of Series Alpha convertible preferred stock upon liquidation, dissolution or winding up of the affairs of the Company. The holders of common stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions.

At March 31, 2022, the Company has reserved 14,680,055 shares of authorized but unissued common stock for possible future issuance.

At March 31, 2022, shares were reserved in connection with the following:

Exercise of issued and future grants of stock options	4,864,023
Exercise of stock warrants	9,816,032
Total	14,680,055

Series Alpha Convertible Preferred Stock

As of March 31, 2022, and December 31, 2021, there were no shares of Series Alpha convertible preferred stock outstanding.

Stock Options and Warrants

The Company recognizes all compensatory share-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non statutory common stock options to qualified employees, officers, directors, consultants and other service providers. At March 31, 2022 and December 31, 2021 there were 4,770,167 and 4,748,000 outstanding options, respectively, under the 2020 Plan and on those dates there were 2,786,990 and 2,809,157 unused 2020 Plan shares available, respectively, for future grant. The shares available for future grant reflect a 2020 Plan amendment approved by the Company’s stockholders on August 9, 2021 where the number of shares of common stock available for issuance under the 2020 Plan was increased by 3,500,000.

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that are outstanding at March 31, 2022, and changes during the three-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	4,841,856	$6.07	$1.24 — $1,465.75	8.52
Granted	25,000	1.05	1.05	9.79
Expired	—	—	—	—
Forfeited	(2,833)	3.00	1.24 - 4.97	—
Total outstanding – March 31, 2022	4,864,023	$6.05	$1.05 — $1,465.75	8.28
Exercisable (vested)	1,417,195	$10.83	$3.29 — $1,465.75	7.69
Non-Exercisable (non-vested)	3,446,828	$4.08	$1.05 — $5.13	8.57

There was approximately $1.3 million of compensation cost related to outstanding options for each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was approximately $6.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.35 years.

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	4,011,356	$7.05	$3.52 - $1,465.75	9.29
Granted	27,000	3.29	3.29	9.91
Expired	—	—	—	—
Forfeited	(4,500)	3.68	3.52 — 4.97	9.78
Total outstanding – March 31, 2021	4,033,856	$7.03	$3.29 - $1,465.75	9.04
Exercisable (vested)	108,856	$81.38	$4.97— $1,465.75	2.26
Non-Exercisable (non-vested)	3,925,000	$4.96	$3.29 — $5.13	9.23

The exercise price for an option issued under the 2020 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2020 Plan will vest as determined by the Board of Directors but will not exceed a ten-year period. The weighted average grant date fair value per share of options granted during the three months ended March 31, 2022 was $0.84.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	For the three months ended March 31,
	2022	2021
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	102%	102%
Risk-free interest rate	1.58% — 1.67%	0.84% — 1.04%
Expected average term of options (in years)	6.00	6.00
Stock price	$1.05	$3.29

The Company recorded share-based compensation expense and classified it in the unaudited condensed consolidated statements of operations as follows:

	For the three months ended March 31,
	2022	2021
General and administrative	$1,113,384	$1,092,228
Research and development	153,782	169,895
Total	$1,267,166	$1,262,123

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

During the year ended December 31, 2021, the Company issued equity classified compensatory warrants to a service provider for the purchase of 600,000 shares of Company common stock at an exercise price of $1.32 per share. The fair value issuance cost of approximately $0.3 million using the Black-Scholes options pricing model for these warrants was charged to general and administrative expenses in the Company’s Consolidated Statements of Operations. In April 2022 these warrants were subsequently modified (see Note 13).

No compensatory warrants were issued during the three months ended March 31, 2022.

The following table summarizes the activity in the common stock equity classified compensatory warrants for the three months ended March 31, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	1,790,648	$1.52	$1.11 — $2.54	2.64
Granted to advisor and its designees	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – March 31, 2022	1,790,648	$1.52	$1.11 — 2.54	2.39
Exercisable	1,790,648	$1.52	$1.11 — $2.54	2.39
Non-Exercisable	—	$—	$—	—

The following table summarizes the activity in the common stock equity classified compensatory warrants for the three months ended March 31, 2021:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	1,294,217	$1.66
Granted	—	—
Exercised	(38,390)	2.09
Expired	—	—
Forfeited	(65,179)	2.07
Total outstanding – March 31, 2021	1,190,648	$1.61
Exercisable	1,187,052	$1.60	$1.11 — $2.54	4.00
Non-Exercisable	3,596	$2.54	$2.54	5.48

There were no compensation costs related to outstanding equity classified compensatory warrants for the three months ended March 31, 2022 or for the three months ended March 31, 2021. As of March 31, 2022 and 2021, there were no unrecognized compensation costs related to nonvested equity classified compensatory warrants.

Noncompensatory Equity Classified Warrants

In May 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to an investor for the purchase of 270,478 shares of Company common stock at an exercise price of $1.11 per share (of which warrants for 200,000 shares were subsequently exercised in December 2020). In July 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 780,198 shares of Company common stock at an exercise price of $0.001 per share (which were subsequently exercised in July 2020), and 1,920,678 shares of Company common stock at an exercise price of $5.25 per share. In August 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,287,829 shares of Company common stock at an exercise price of $6.00 per share. Lastly, in December 2020, the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,000,000 shares of Company common stock at an exercise price of $0.01 per share (which were exercised in February 2021) and 2,191,010 shares of Company common stock at an exercise price of $4.07 per share. No noncompensatory equity classified warrants were issued during the three months ended March 31, 2022.

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

The following table summarizes the noncompensatory equity classified warrant activity for the three months ended March 31, 2022:

Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	5,549,137	$2.01
Legacy Ritter warrants	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – March 31, 2022	5,549,137	$2.01
Exercisable	5,549,137	$2.01	$1.11 — $3.77	1.07
Non-Exercisable	—	$—	$—	—

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

As disclosed in 2021 Annual Report, our management identified an error in the previously issued March 31, 2021, June 30, 2021 and September 30, 2021 unaudited interim condensed consolidated financial statements in which the fair value of its exercised liability classified warrants had been inadvertently excluded from reclassification into shareholders’ equity. All financial information contained in the accompanying notes to these condensed consolidated financial statements has been revised to reflect the correction of this error as shown in the table below.

	For the Quarter Ended March 31, 2021
	As reported	Corrected
Gain on change in fair value of warrant liabilities	$(2,122,900)	$(552,808)
Net loss	$(3,672,627)	$(5,242,719)
Net loss per common share	$(0.13)	$(0.19)

NOTE 13 — SUBSEQUENT EVENTS

On April 25, 2022, the Company amended the terms of outstanding warrants to purchase 600,000 shares of the Company’s common stock previously issued to GreenBlock, LLC on December 3, 2021 (300,000 of which had been transferred to an individual affiliated with GreenBlock, LLC), to reduce the exercise price of the warrants to $0.60 per share and extend the expiration date to September 14, 2023.

On April 29, 2022, the Company entered into a Series B Preferred Share Purchase Agreement (the “Series B Purchase Agreement”) with NanoSynex Ltd., a company established under the laws of the State of Israel (“NanoSynex”), pursuant to which it will acquire 381,786 newly authorized Series B preferred shares of NanoSynex, nominal value NIS 0.01 per share, for a total purchase price of $600,000, subject to certain closing conditions described in the Series B Purchase Agreement. As a condition to the Series B Purchase Agreement, the Company has agreed to, among other things, enter into a Master Agreement for the Operational and Technological Funding of NanoSynex (the “Funding Agreement”), pursuant to which the Company will agree to fund NanoSynex up to an aggregate of approximately $10.4 million over the following three years, subject to NanoSynex’s achievement of certain performance milestones specified in the Funding Agreement and the satisfaction of other terms and conditions described in the Funding Agreement.

Also on April 29, 2022, the Company entered into a Share Purchase Agreement (the “Series A-1 Purchase Agreement”) with Alpha Capital Anstalt (“Alpha”), pursuant to which it will acquire 2,232,861 Series A-1 preferred shares, nominal value NIS 0.01 each, of NanoSynex from Alpha in exchange for 3,500,000 shares of Company common stock and pre-funded warrants to purchase 2,432,203 shares of Company common stock, subject to certain closing conditions described in the Series A-1 Purchase Agreement.

Subject to the satisfaction of the applicable closing conditions set forth in the Series B Purchase Agreement and Series A-1 Purchase Agreement, the Company will acquire an approximate 53% interest in the voting securities of NanoSynex. The Company believes the NanoSynex share purchases result in a business combination which will be accounted for during the three and six months ended June 30, 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the twelve months ended December 31, 2021, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (as amended, the “2021 Annual Report.) As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Qualigen” refer to Qualigen Therapeutics, Inc. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements by Qualigen Therapeutics, Inc. that involve risks and uncertainties and reflect our judgment as of the date of this Quarterly Report. These statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Such forward-looking statements may relate to, among other things, potential future development, testing and launch of products and product candidates. Actual events or results may differ from our expectations due to a number of factors.

These forward-looking statements include, but are not limited to, statements about:

●	our ability to successfully develop any drugs or therapeutic devices;
●	our ability to progress our drug candidates or therapeutic devices through preclinical and clinical development;
●	our ability to obtain the requisite regulatory approvals for our clinical trials and to begin and complete such trials according to any projected timeline;
●	our ability to complete enrollment in our clinical trials as contemplated by any projected timeline;
●	the likelihood that future clinical trial data will be favorable or that such trials will confirm any improvements over other products or lack negative impacts;
●	our ability to successfully commercialize any drugs or therapeutic devices;
●	our ability to procure or earn sufficient working capital to complete the development, testing and launch of our prospective therapeutic products;
●	the likelihood that patents will issue on our owned and in-licensed patent applications;
●	our ability to protect our intellectual property;
●	our ability to compete;
●	our ability to maintain or expand market demand and/or market share for our diagnostic products generally, particularly in light of COVID-19-related deferral of patients’ physician-office visits and in view of FastPack reimbursement pricing challenges; and
●	our ability to maintain our diagnostic sales and marketing engine without interruption following the expiration of our distribution agreement with Sekisui.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. These risks and uncertainties include risks related to our financial position and our ability to raise additional capital as needed to fund our operations and product development; risks related to the initiation, cost, timing, progress and results of current and future research and development programs, preclinical studies and clinical trials and our ability to obtain and maintain regulatory approvals; risks related to our reliance on third party suppliers and manufacturers; risks related to market acceptance of our products and competition; risks related to the ongoing COVID-19 pandemic and the war in Ukraine, including instability in the global credit markets and supply chain disruptions. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent in some future periods with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in other future periods. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of this Quarterly Report, and we disclaim any intent or obligation to update these forward-looking statements beyond the date of this Quarterly Report, except as required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Our FastPack System diagnostic instruments and test kits are sold commercially primarily in the United States, as well as certain European countries. The FastPack System menu includes a rapid, highly accurate immunoassay diagnostic testing system for cancer, men’s health, hormone function, and vitamin D status. We provide analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits. Prior to March 31, 2022, most of our FastPack product sales were through our partner Sekisui Diagnostics, LLC (“Sekisui”) pursuant to a distribution agreement, but we maintained direct distribution for certain house accounts, including selling our total testosterone test kits to Low T Center, Inc. (“Low T”), the largest men’s health group in the United States, with 40 locations. The distribution agreement with Sekisui expired on March 31, 2022, at which time the services provided by Sekisui reverted to us and as of April 1, 2022 we recognize 100% of the revenue from the sales of our FastPack diagnostic instruments and test kits. We have licensed and technology-transferred our FastPack System technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd. for the China diagnostics market and other markets outside of the United States in which the Company does not currently sell.

Our condensed consolidated financial statements do not separate out our diagnostics-related activities and our therapeutics-related activities. Although to date all our reported revenue is diagnostics-related, our reported expenses represent the total of our therapeutics-related and diagnostics-related expenses.

Distribution and Development Agreement with Sekisui

In May 2016, through our wholly-owned diagnostics subsidiary Qualigen, Inc., we entered into a Distribution and Development Agreement (the “Distribution Agreement”) with Sekisui. Under the Distribution Agreement, Sekisui served as the exclusive worldwide distributor for FastPack products (although we retained certain specific accounts for direct transactions). Sekisui’s exclusive distribution arrangements expired on March 31, 2022.

Under the Distribution Agreement, we began development of a proposed “FastPack 2.0” product line for a new whole blood vitamin D assay, which if successfully introduced by us would have been distributed by Sekisui. Between May 2016 and January 2018, Sekisui paid us a total of approximately $5.5 million upon the achievement of specified development milestones related to this product line.

We conducted a clinical trial of FastPack 2.0 in March 2019, and determined in May 2019 that it was uncertain whether the results of the trial would enable the test to receive FDA approval. As a result, we discontinued our FastPack 2.0 project with Sekisui. Currently, no further FastPack 2.0 analyzer or test development is ongoing, and we have licensed and transferred our FastPack 2.0 technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd. for them to further develop and commercialize as described below.

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

Under the Technology Transfer Agreement, we received net cash payments of $670,000, of which we recognized approximately $38,000 in product sales and $632,000 in license revenue during 2021. In addition, we will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. There were no product sales or license revenue for the three months ended March 31, 2022. We recognized approximately $38,000 in product sales and $479,000 in license revenue included in the condensed consolidated statement of operations for the three months ended March 31, 2021.

We provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

In the Technology Transfer Agreement (as amended in August 2021), we gave Yi Xin the exclusive rights for China – which is a market we have not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of our existing FastPack product lines. Yi Xin also has the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of our existing generations of FastPack products). In addition, after March 31, 2022, Yi Xin has the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Also, after March 31, 2022, Yi Xin has the right to buy Qualigen-manufactured FastPack 1.0, IP and PRO products from us at distributor prices for resale in and for the United States (but not to or toward current US customers of those products); we did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack product lines, even after March 31, 2022.

In the Technology Transfer Agreement, we also confirmed that we would not, after the March 31, 2022 expiration of the Sekisui Distribution Agreement, seek new FastPack customers outside the United States.

Yi Xin is a newly-formed company and is subject to many risks. There can be no assurance that Yi Xin will successfully commercialize any products or that we will receive any royalties from Yi Xin.

Warrant Liabilities

In 2004, Qualigen, Inc. issued a series of Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 reverse recapitalization transaction and are now exercisable for Qualigen common stock. These warrants contained a provision that if Qualigen, Inc. issued shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price would be re-set to such new price and the number of shares underlying the warrants would be increased in the same proportion as the exercise price decrease. For accounting purposes, this provision gives rise to “warrant liabilities” (even though there is not any “liability” in the sense that we would be obligated to pay any cash sum to anyone). Accounting principles generally accepted in the United States (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our condensed consolidated balance sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our statements of operations.

The size of these warrant liabilities at March 31, 2022 was $1.0 million, and the change in fair value was $0.7 million for the three months ended March 31, 2022. Because fair value will be determined each quarter on a “mark-to-market” basis, this item will usually result in significant variability in our future quarterly and annual statements of operations and condensed consolidated balance sheets based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in a (possibly quite large) increase in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a (possibly quite large) decrease in the fair value of the warrant liabilities. There were 2,476,251 and 2,481,614 of these warrants outstanding at March 31, 2022 and December 31, 2021, respectively.

COVID-19 Update

The COVID-19 pandemic has had a dramatic impact on businesses globally and our business as well. Our sales of diagnostic products fell significantly during 2020 and our net loss increased significantly, as deferral of patients’ non-emergency visits to physician offices, clinics and small hospitals sharply reduced demand for FastPack tests. Since then we have experienced some recovery in demand. The severity and duration of the pandemic and economic repercussions of the virus and government actions taken in response to the pandemic remain uncertain and will ultimately depend on many factors, including the speed of global dissemination and effectiveness of the vaccination and containment efforts throughout the world, the duration and spread of the virus, as well as seasonality, variants or new outbreaks.

In the United States, federal, state, and local government directives and policies have been put in place throughout the course of the pandemic to manage public health concerns and address the economic impacts of the pandemic, including reduced business activity and overall uncertainty presented by this new healthcare challenge. Similar actions have been taken by governments around the world. Our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or as a result of the pandemic. To mitigate risks, we continue to evaluate the extent to which COVID-19 may impact our business and operations and adjust risk mitigation planning and business continuity activities as needed.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
REVENUES
Net product sales	$722,029	$1,420,842
License revenue	—	478,654
Total revenues	722,029	1,899,496

EXPENSES
Cost of product sales	828,848	1,202,479
General and administrative	2,898,751	2,873,939
Research and development	1,864,745	3,499,373
Sales and marketing	138,323	136,587
Total expenses	5,730,667	7,712,378

LOSS FROM OPERATIONS	(5,008,638)	(5,812,882)

OTHER (INCOME), NET
Gain on change in fair value of warrant liabilities	(683,242)	(552,808)
Interest income, net	(6,309)	(17,343)
Other income, net	(36)	(543)
Total other income, net	(689,587)	(570,693)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,319,051)	(5,242,189)

PROVISION FOR INCOME TAXES	736	530

NET LOSS	$(4,319,787)	$(5,242,719)

Revenues

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the three-month periods ended March 31, 2022 and 2021 were approximately $0.7 million and $1.4 million, respectively, representing a decrease of approximately $0.7 million, or 49%. This decline was due to the termination of the Sekisui Distribution Agreement which caused Sekisui to reduce its purchases from us during the quarter as it sold off its remaining inventory prior to termination of the agreement on March 31, 2022.

License Revenue

There was no license revenue for three months ended March 31, 2022. During the three months ended March 31, 2021 there was approximately $0.5 million, due to the recognition of revenue from Yi Xin under the Technology Transfer Agreement.

Expenses

Cost of Product Sales

Cost of product sales decreased during the three months ended March 31, 2022, to $0.8 million, or 115% of net product sales, compared to approximately $1.2 million, or 85% of net product sales, during the three months ended March 31, 2021. This decrease of $0.4 million, and increase as a percentage of sales was due to a reduction in production volumes compared to the prior period due to the termination of the Sekisui Distribution Agreement which caused negative gross profit, as Sekisui sold off its remaining inventory during the three months ended March 31, 2022.

General and Administrative Expenses

General and administrative expenses were approximately $2.9 million for both the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, payroll related expenses increased by $0.2 million and legal fees increased by $0.2 million, offset by a decrease in consulting fees of $0.4 million compared to the three months ended March 31, 2021.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. Research and development costs decreased from $3.5 million for the three months ended March 31, 2021 to $1.9 million for the three months ended March 31, 2022. Of the $1.9 million of research and development costs for the three months ended March 31, 2022, $1.6 million (85%) was attributable to therapeutics and $0.3 million (15%) was attributable to diagnostics. Of the $3.5 million of research and development costs for the three months ended March 31, 2021, $3.2 million (91%) was attributable to therapeutics and $0.3 million (9%) was attributable to diagnostics.

The decrease in therapeutics research and development costs during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $2.6 million decrease in pre-clinical research costs related to the potential application of QN-165 for the treatment of COVID-19 (which has since been deprioritized), offset by an increase of $0.4 million in pre-clinical research costs for QN-302, which we acquired in January 2022, an increase of $0.4 million in pre-clinical research costs for QN-247, an increase of $0.1 million in pre-clinical research costs for our RAS program, and an increase of about $0.1 million in payroll related expenses.

For the future, we expect our therapeutic research and development costs to continue to outweigh our diagnostic research and development costs, and to be relatively lower in periods when we are focusing on pre-clinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $0.1 million for both the three months ended March 31, 2022 and 2021.

Other Income

Change in Fair Value of Warrant Liabilities

During the three months ended March 31, 2022 and 2021, we experienced a $0.7 million and $0.6 million gain, respectively, on change in fair value of warrant liabilities, primarily due to declines in our stock price and warrant exercises during both periods. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to continue to result in significant variability in our future quarterly and annual statements of operations based on unpredictable changes in our public market common stock price and the number of liability classified warrants outstanding at the end of each quarter.

Interest Income, Net

There was approximately $6,000 and $17,000 in interest income during the three months ended March 31, 2022 and 2021, respectively.

Other Income, Net

Other income was immaterial during the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had $13.6 million of cash. The Company has incurred recurring losses from operations and has an accumulated deficit at March 31, 2022. The Company expects to continue to incur losses subsequent to the condensed consolidated balance sheet date of March 31, 2022. In December 2021, the Company raised $8.82 million through a Securities Purchase Agreement with several institutional investors. Based on the Company’s current cash position, and assuming currently planned expenditures and level of operations, the Company believes it has sufficient capital to fund operations for the 12-month period subsequent to the issuance of the accompanying unaudited condensed financial statements. However, there is no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. Also, beyond such 12-month period, planned research and development activities, capital expenditures, clinical and pre-clinical testing, and commercialization activities of the Company’s products are expected to require significant additional financing. Additional financing may not be available on acceptable terms or at all.

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

Our condensed consolidated balance sheet at March 31, 2022 included $1.0 million of warrant liabilities. We do not consider that the warrant liabilities constrain our liquidity, as a practical matter. Our current liabilities at March 31, 2022 included $1.0 million of accounts payable and $1.3 million of accrued expenses and other current liabilities.

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

We have no material contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to the financial statements.

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

These commitments include multiple license and sponsored research agreements with UofL Research Foundation (“ULRF”). Under these agreements, we will take over development, regulatory approval and commercialization of various drug compounds from ULRF and are responsible for maintenance of the related intellectual property portfolio. We agreed to reimburse ULRF for sponsored research expenses of up to $805,000 and prior patent costs of up to $200,000 for QN-247. As of March 31, 2022 we had up to $52,000 remaining due under this sponsored research agreement for QN-247. We also agreed to reimburse ULRF for sponsored research expenses of up to $2.7 million and prior patent costs of up to $112,000 for RAS. As of March 31, 2022 we had up to $1.4 million remaining due under this sponsored research agreement for RAS. We agreed to reimburse ULRF for sponsored research expenses of up to $430,000 and prior patent costs of up to $24,000 for QN-165. As of March 31, 2022 we had no remaining amounts due under this sponsored research agreement for QN-165. For these agreements we are required to make patent maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of any sublicense income.

On January 13, 2022, we entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) The program’s lead compound will be further developed at Qualigen under the name QN-302 as a candidate for treatment for pancreatic ductal adenocarcinoma (PDAC), which represents the vast majority of pancreatic cancers. The Agreement requires (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments, and a percentage of any non-royalty sublicensing consideration paid to Qualigen.

Termination of Sekisui Distribution Agreement

In March 2018, the Company extended a strategic partnership entered into in May 2016 with Sekisui Diagnostics, LLC (“Sekisui”). The Company appointed Sekisui as its diagnostics commercial partner and exclusive worldwide distributor with the exception of certain customer accounts retained by Qualigen. Sekisui’s distribution arrangement expired on March 31, 2022. Subsequent to the expiration of the agreement, in the second quarter of 2022 the Company will have a commitment to purchase leased FastPack rental systems back from Sekisui at Sekisui’s net book value, the amount of which has not yet been determined.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(3,881,611)	$(2,081,104)
Investing activities	(49,625)	(69,002)
Financing activities	3,858	121,448
Net increase (decrease) in cash	$(3,927,378)	$(2,028,658)

Net Cash Used in Operating Activities

During the three months ended March 31, 2022, operating activities used $3.9 million of cash, primarily resulting from a net loss of $4.3 million. Cash flows from operating activities (as opposed to net loss) for the three months ended March 31, 2022 benefitted from $1.2 million in employee/director stock-based compensation expense, a $0.3 million decrease in prepaid expenses and other assets, a $0.2 million decrease in accounts receivable, a $0.1 million increase in accounts payable, and depreciation and amortization of $0.1 million. Cash flows from operating activities (as opposed to net loss) for the three months ended March 31, 2022 were negatively impacted by a $0.5 million decrease in accrued expenses and other current liabilities, a $0.3 million increase in inventory, and a $0.7 million decrease in fair value of warrant liabilities.

During the three months ended March 31, 2021, operating activities used $2.1 million of cash, primarily resulting from a net loss of $5.2 million. Cash flows from operating activities (as opposed to net loss) for the three months ended March 31, 2021 benefitted from a $1.5 million decrease in prepaid expenses and other assets, $1.3 million in employee/director stock-based compensation expense, a $1.1 million increase in accrued expenses and other current liabilities and a $0.1 million decrease in inventory. Cash flows from operating activities (as opposed to net loss) for the three months ended March 31, 2021 were negatively impacted by a $0.6 million decrease in fair value of warrant liabilities, a $0.2 million increase in accounts receivable, and a $0.1 million decrease in deferred revenue. The decrease in prepaid expenses was primarily due to the expensing during the period of $1.1 million of upfront deposits paid to STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, our manufacturer of QN-165 for our then anticipated clinical trials. QN-165 has since been deprioritized.

Net Cash Used in Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was approximately $50,000, primarily related to the purchase of property and equipment.

During the three months ended March 31, 2021, net cash used in investing activities was approximately $69,000, primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was approximately $4,000, due to net proceeds from exercise of warrants.

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

4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of March 31, 2022 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with U.S. GAAP.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “2013 Framework”). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective because of a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with generally accepted accounting principles. We have taken and are taking steps to remediate the material weakness, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures. Nevertheless, an internal control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal control can provide absolute assurance that all internal control issues and instances of fraud, if any, within a company are detected.

Except as described above, there were no changes to the Company’s internal control over financial reporting made during the quarter ended March 31, 2022 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the identified material weakness, our management believes that the condensed consolidated financial statements included in this Quarterly Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in “Litigation and Other Legal Proceedings” in Note 9 to the condensed consolidated financial statements included in this Quarterly Report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s 2021 Annual Report under the heading “Risk Factors.” When any one or more of these risks materialize, the Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2021 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated January 15, 2020	8-K	001-37428	2.1	January 21, 2020

2.2	Amendment No. 1 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated February 1, 2020	S-4	333-236235	Annex B	April 6, 2020

2.3	Amendment No. 2 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated March 26, 2020	S-4	333-236235	Annex C	April 6, 2020

2.4	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company.	8-K	001-37428	2.4	May 29, 2020

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	July 1, 2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	September 15, 2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	March 22, 2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	May 29, 2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	May 29, 2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	May 29, 2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [name change]	8-K	001-37428	3.4	May 29, 2020

3.8	Amended and Restated Bylaws of the Company, through August 10, 2021	10-Q	001-37428	3.8	August 16, 2021

4.1	Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate	8-K	001-37428	4.1	October 4, 2017

4.2	First Amendment to Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc.	8-K	001-37428	4.1	May 7, 2018

4.3	Second Amendment to Warrant Agency Agreement between the Company and Equiniti Group plc, dated November 9, 2020	10-K	001-37428	4.3	March 31, 2021

4.4	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.13	May 29, 2020

4.5	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	May 29, 2020

4.6	Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	July 10, 2020

4.7	Pre-Funded Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.3	July 10, 2020

4.8	Common Stock Purchase Warrant for 1,287,829 shares in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	August 4, 2020

4.9	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	December 18, 2020

4.10	“Deferred” Common Stock Purchase Warrant for 842,696 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	December 18, 2020

4.11	“Prefunded” Common Stock Purchase Warrant for 1,000,000 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.5	December 18, 2020

4.12	Form of liability classified Warrant to Purchase Common Stock (“exploding warrant”)	10-K	001-37428	4.13	March 31, 2021

4.13	Form of “service provider” (non-“exploding”) compensatory equity classified Warrant	10-K	001-37428	4.14	March 31, 2021

4.14	Description of Common Stock	10-K	001-37428	4.7	March 31, 2020

4.15*	Amended and Restated Common Stock Purchase Warrant to GreenBlock Capital LLC (300,000 shares)

4.16*	Amended and Restated Common Stock Purchase Warrant to Christopher Nelson (300,000 shares)

10.1*†	Series B Preferred Share Purchase Agreement between the Company and NanoSynex Ltd. dated April 29, 2022

10.2*†	Share Purchase Agreement between the Company and Alpha Capital Anstalt dated April 29, 2022
31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

* Filed or furnished herewith.

†Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

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

May 13, 2022	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Michael S. Poirier
	Name:	Michael S. Poirier
	Title:	Chief Executive Officer

