Form 10-Q
period 2022-06-30
Qualigen Therapeutics, Inc.
filed 2022-08-15
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 38,795,541 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$9,746,257	$17,538,272
Accounts receivable, net	719,883	822,351
Inventory, net	1,310,213	1,055,878
Prepaid expenses and other current assets	1,928,383	1,379,896
Total current assets	13,704,736	20,796,397
Restricted cash	5,719	—
Right-of-use assets	1,535,764	1,645,568
Property and equipment, net	329,630	204,216
Intangible assets, net	5,858,446	171,190
Goodwill	4,896,223	—
Other assets	18,333	18,334
Total Assets	$26,348,851	$22,835,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$918,327	$886,224
Accrued expenses and other current liabilities	1,414,535	1,793,901
R&D grant liability	1,098,733	—
Deferred revenue, current portion	109,833	135,063
Operating lease liability, current portion	177,439	134,091
Short term debt-related party	939,919	—
Warrant liabilities	987,300	1,686,200
Total current liabilities	5,646,086	4,635,479
Operating lease liability, net of current portion	1,425,808	1,542,564
Deferred revenue, net of current portion	70,814	92,928
Deferred tax liability	736,000	—
Total liabilities	7,878,708	6,270,971
Stockholders’ equity
Qualigen Therapeutics, Inc. stockholders’ equity:
Common stock, $0.001 par value; 225,000,000 shares authorized; 38,795,541 and 35,290,178 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	38,795	35,290
Additional paid-in capital	107,557,744	101,274,073
Accumulated other comprehensive income	65,540	—
Accumulated deficit	(93,187,820)	(84,744,629)
Total Qualigen Therapeutics, Inc. stockholders’ equity	14,474,259	16,564,734
Noncontrolling interest	3,995,884	—
Total Stockholders’ Equity	18,470,143	16,564,734
Total Liabilities & Stockholders’ Equity	$26,348,851	$22,835,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Net product sales	$1,430,534	$1,117,935	$2,152,563	$2,538,776
License revenue	—	—	—	478,654
Total revenues	1,430,534	1,117,935	2,152,563	3,017,430
EXPENSES
Cost of product sales	1,099,677	916,624	1,928,524	2,119,103
General and administrative	2,660,857	2,952,100	5,559,608	5,826,038
Research and development	1,506,227	4,508,466	3,370,972	8,007,840
Sales and marketing	305,103	135,543	443,426	272,129
Total expenses	5,571,864	8,512,733	11,302,530	16,225,110

LOSS FROM OPERATIONS	(4,141,330)	(7,394,798)	(9,149,967)	(13,207,680)

OTHER INCOME (EXPENSE), NET
Gain on change in fair value of warrant liabilities	14,800	1,982,256	698,042	2,535,064
Interest income, net	4,824	12,718	11,132	30,061
Other income (expense), net	(376)	2,352	(341)	2,894
Total other income, net	19,248	1,997,326	708,833	2,568,019

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,122,082)	(5,397,472)	(8,441,134)	(10,639,661)

PROVISION FOR INCOME TAXES	5,438	605	6,173	1,135

NET LOSS	(4,127,520)	(5,398,077)	(8,447,307)	(10,640,796)

Net loss attributable to noncontrolling interest	(4,116)	—	(4,116)	—

Net loss attributable to Qualigen Therapeutics, Inc.	$(4,123,404)	$(5,398,077)	$(8,443,191)	$(10,640,796)

Net loss per common share, basic and diluted	$(0.11)	$(0.19)	$(0.23)	$(0.37)
Weighted—average number of shares outstanding, basic and diluted	36,680,156	28,850,451	35,990,933	28,510,014

Other comprehensive loss, net of tax
Net loss	$(4,127,520)	$(5,398,077)	$(8,447,307)	$(10,640,796)
Foreign currency translation adjustment	65,540	—	65,540	—
Other comprehensive loss	(4,061,980)	(5,398,077)	(8,381,767)	(10,640,796)
Comprehensive loss attributable to noncontrolling interest	(4,116)	—	(4,116)	—
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(4,057,864)	$(5,398,077)	$(8,377,651)	$(10,640,796)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Total
				Accumulated		Qualigen Therapeutics,
	Common Stock		Additional	Other		Inc.		Total
	Shares	Amount $	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Stockholders’ Equity
Balance at December 31, 2021	35,290,178	$35,290	$101,274,073	$—	$(84,744,629)	$16,564,734	$—	$16,564,734
Stock issued upon exercise of warrants	5,363	5	4,711	—	—	4,716	—	4,716
Stock-based compensation	—	—	1,267,166	—	—	1,267,166	—	1,267,166
Net loss	—	—	—	—	(4,319,787)	(4,319,787)	—	(4,319,787)
Balance at March 31, 2022	35,295,541	$35,295	$102,545,950	$—	$(89,064,416)	$13,516,829	$—	$13,516,829
Common stock issued for business acquisition	3,500,000	3,500	1,841,000	—	—	1,844,500	—	$1,844,500
Prefunded warrants issued for business acquisition	—	—	1,746,816	—	—	1,746,816	—	1,746,816
Foreign currency translation adjustment	—	—	—	65,540	—	65,540	—	65,540
Fair value of noncontrolling interest related to business acquisition	—	—	—	—	—	—	4,000,000	4,000,000
Fair value of warrant modification for business acquisition	—	—	696	—	—	696	—	696
Stock-based compensation	—	—	1,423,282	—	—	1,423,282	—	1,423,282
Net loss	—	—	—	—	(4,123,404)	(4,123,404)	(4,116)	(4,127,520)
Balance at June 30, 2022	38,795,541	$38,795	$107,557,744	$65,540	$(93,187,820)	$14,474,259	$3,995,884	$18,470,143

								Total
	Series Alpha Convertible					Accumulated		Qualigen Therapeutics,
	Preferred Stock		Common Stock		Additional	Other		Inc.		Total
	Shares	Amount $	Shares	Amount $	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Stockholders’ Equity
Balance at December 31, 2020	$180	$1	27,296,061	$27,296	$85,114,755	$—	$(66,847,492)	$18,294,560	$—	$18,294,560
Stock issued upon cash exercise of warrants	—	—	1,319,625	1,320	1,813,353	—	—	1,814,673	—	1,814,673
Stock issued upon net-exercise of warrants	—	—	192,373	192	(192)	—	—	—	—	—
Stock issued for professional services	—	—	25,000	25	101,725	—	—	101,750	—	101,750
Stock-based compensation	—	—	—	—	1,262,123	—	—	1,262,123	—	1,262,123
Net loss	—	—	—	—	—		(5,242,719)	(5,242,719)		(5,242,719)
Balance at March 31, 2021	180	$1	28,833,059	$28,833	$88,291,764	$—	$(72,090,211)	$16,230,387	$—	$16,230,387
Stock issued upon cash exercise of warrants	—	—	69,129	69	142,513	—	—	142,582	—	142,582
Stock-based compensation	—	—	—	—	1,286,926	—	—	1,286,926	—	1,286,926
Net loss	—	—	—	—	—	—	(5,398,077)	(5,398,077)	—	(5,398,077)
Balance at June 30, 2021	180	$1	28,902,188	$28,902	$89,721,203	$—	$(77,488,288)	$12,261,818	$—	$12,261,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,447,307)	$(10,640,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,258	53,736
Amortization of right-of-use assets	109,803	109,719
Accounts receivable reserves and allowances	(75,295)	3,645
Inventory reserves	(16,405)	40,644
Stock-based compensation	2,690,447	2,549,049
Change in fair value of warrant liabilities	(698,042)	(2,535,064)

Changes in operating assets and liabilities:
Accounts receivable	250,201	(154,799)
Inventory and equipment held for lease	(237,930)	(89,617)
Prepaid expenses and other assets	(548,487)	746,787
Accounts payable	27,941	283,706
Accrued expenses and other current liabilities	(828,229)	1,176,970
Operating lease liability	(73,408)	(122,780)
Deferred revenue	(47,345)	(206,257)
Net cash used in operating activities	(7,827,798)	(8,785,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63,483)	(107,798)
Payments for patents and licenses	—	(6,893)
Net cash acquired in business combination	135,354	—
Net cash provided by (used in) investing activities	71,871	(114,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warrant exercises	3,859	294,319
Principal payments on notes payable	—	(138,739)
Net cash provided by financing activities	3,859	155,580

Net change in cash and restricted cash	(7,752,068)	(8,744,168)
Effect of exchange rate changes on cash and restricted cash	(34,228)	—
Cash and restricted cash - beginning of period	17,538,272	23,976,570
Cash and restricted cash - end of period	$9,751,976	$15,232,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$1,683
Taxes	$3,501	$2,200

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for professional services	$—	$101,750
Net transfers to inventory from equipment held for lease	$—	$1,304
Fair value of shares issued for cashless warrant exercises	$—	$722,970
Fair value of warrant liabilities on date of exercise	$858	$1,662,936

ACQUISITION:
Fair value of assets acquired	$(5,896,278)	$—
Fair value of liabilities assumed, net of goodwill	2,439,620	—
Fair value of Alpha Capital/Qualigen warrants repriced due to acquisition	696	—
Fair value of Qualigen prefunded warrant issued in exchange for NanoSynex stock	1,746,816	—
Fair value of Qualigen common stock issued in exchange for NanoSynex stock	1,844,500	—
Net cash acquired in business acquisition (Note 3)	$135,354	$—

Cash and restricted cash included in the accompanying balance sheet was as follows:
Cash	$9,746,257	$15,232,402
Restricted cash	5,719	—
Total cash and restricted cash	$9,751,976	$15,232,402

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

.

On May 26, 2022, the Company acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex, Ltd, (“NanoSynex”) from Alpha Capital Anstalt (“Alpha Capital”) in exchange for 3,500,000 shares of the Company’s common stock and a prefunded warrant to purchase 3,314,641 shares of the Company’s common stock at an exercise price of $0.001 per share. Concurrently with this transaction, the Company also purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in the Company acquiring a 52.8% interest in NanoSynex. The Company envisions future synergies from the integration of its own proprietary results-proven FastPack diagnostics platform with the innovative NanoSynex technology. NanoSynex is a micro-biologics diagnostics company domiciled in Israel.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities Exchange Commission on March 31, 2022, as amended on April 29, 2022 (the “2021 Annual Report”). In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s 2021 Annual Report have been omitted. The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the 2021 Annual Report.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The Company views its operations and manages its business in one operating segment. In general, the functional currency of the Company and its subsidiaries is the U.S. dollar, however for NanoSynex, the functional currency is the local currency, New Israeli Shekels (NIS). As such, assets and liabilities for NanoSynex are translated into U.S. dollars and the effects of foreign currency translation adjustments are reflected as a component of accumulated other comprehensive income within the Company’s consolidated statements of changes in stockholders’ equity.

Accounting Estimates

Management uses estimates and assumptions in preparing its unaudited condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant estimates relate to the estimated fair value of in-process research and development, goodwill, warrant liabilities, stock-based compensation, amortization and depreciation, inventory reserves, allowances for doubtful accounts and returns, and warranty costs. Actual results could vary from the estimates that were used.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less and money market funds to be cash equivalents. Restricted cash includes cash that is restricted due to Israeli banking regulations.

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

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the three and six months ended June 30, 2022 and 2021, no such impairment losses have been recorded.

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

Accounts receivable, net is comprised of the following at:

	June 30,	December 31,
	2022	2021
Accounts Receivable	$780,684	$958,448
Less Allowances	(60,801)	(136,097)
	$719,883	$822,351

Research and Development

Except for acquired in process research and development (IPR&D), the Company expenses research and development costs as incurred including therapeutics license costs.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales which totaled approximately $72,000 and $28,000, respectively, for the three months ended June 30, 2022 and 2021, and approximately $111,000 and $58,000, respectively, for the six months ended June 30, 2022 and 2021. Other shipping and handling costs included in general and administrative, research and development, and sales and marketing expenses totaled approximately $4,000 for both the three months ended June 30, 2022 and 2021, and approximately $8,000 and $5,000 for the six months ended June 30, 2022 and 2021, respectively.

Revenue from Contracts with Customers

We apply the following five-step model in accordance with ASC 606, Revenue from Contracts with Customers, in order to determine revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable upfront fees allocated to the license when the license is transferred to the customer and the customer can benefit from the license. For licenses that are bundled with other performance obligations, management uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition. During the three months ended June 30, 2022 and 2021, the Company recognized no license revenue, and during the six months ended June 30, 2022 and 2021, the Company recognized license revenue of $0 and approximately $479,000, respectively.

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

During the three months ended June 30, 2022 and 2021, product sales are stated net of an allowance for estimated returns of approximately $10,000 and $0, respectively. During the six months ended June 30, 2022 and 2021, product sales are stated net of an allowance for estimated returns of approximately $53,000 and $0, respectively.

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

Operating Leases

Effective April 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842) Targeted Improvements (“Topic 842”). In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842 (see Note 12 – Commitments and Contingencies for more information).

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

Business Combinations

The Company accounts for business combinations using the acquisition method pursuant to FASB ASC Topic 805. This method requires, among other things, that results of operations of acquired companies are included in Qualigen’s financial results beginning on the respective acquisition dates, and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Each of these factors can significantly affect the value of the intangible asset. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired, when accounted for using the purchase method of accounting. Goodwill has an indefinite useful life and is not amortized but is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

In testing for impairment, the fair value of the reporting unit is compared to the carrying value. If the net assets assigned to the reporting unit exceed the fair value of the reporting unit, an impairment loss equal to the difference would be recorded.

Intangible Assets

In Process R&D

Acquired in process R&D (IPR&D) represents the fair value assigned to the research and development assets that have not reached technological feasibility. The value assigned to IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flow to present value. The revenue and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing the new product. Additionally, projections consider relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions. The rates utilized to discount the net cash flow to its present value are commensurate with the stage of development of the project and uncertainties in the economic estimates used in the projections. Upon the acquisition of acquired IPR&D, an assessment is completed as to whether the acquisition constitutes an acquisition of the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance, and the Company’s rationale for entering into the transaction.

If a business is acquired, as defined under the applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If an asset or group of assets is acquired that do not meet the definition under the applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense in the Company’s condensed consolidated statements of operations and other comprehensive income (loss) as they are incurred.

IPR&D is evaluated for impairment annually using the same methodology as described above for calculating fair value. If the carrying value of the acquired IPR&D exceeds the fair value, then the intangible asset is written down to its fair value, with the resulting adjustment recorded as a charge to operations. Changes in estimates and assumptions used in determining the fair value of acquired IPR&D could result in an impairment.

Other Intangible Assets, Net

Other intangible assets consist of patent-related costs and costs for license agreements. Management reviews the carrying value of other intangible assets that are being amortized on an annual basis or sooner when there is evidence that events or changes in circumstances may indicate that impairment exists. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered.

If the Company determines that the carrying value of other intangible assets will not be recovered from the undiscounted future cash flows expected to result from the use and eventual disposition of the underlying assets, the Company considers the carrying value of such intangible assets as impaired and reduces them by a charge to operations in the amount of the impairment.

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

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations and other comprehensive income (loss). Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (see Note 10 – Warrant Liabilities).

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

Accrued warranty liabilities were approximately $101,000 and $60,000, respectively, as of June 30, 2022 and December 31, 2021 and are included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Warranty costs were approximately $22,000 and $20,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $41,000 and $41,000 for the six months ended June 30, 2022 and 2021, respectively, and are included in cost of product sales in the condensed consolidated statements of operations and other comprehensive loss.

Foreign Currency Translation

The functional currency for the Company is the U.S. dollar. The functional currency for NanoSynex, the Company’s newly acquired majority owned subsidiary, is the New Israeli Shekel (NIS). The financial statements of NanoSynex are translated into U.S. dollars using exchange rates in effect at each period end for assets and liabilities; using exchange rates in effect during the period for results of operations; and using historical exchange rates for certain equity accounts. The adjustment resulting from translating the financial statements of NanoSynex is reflected as a separate component of other comprehensive income (loss).

Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to NanoSynex was $65,540 at June 30, 2022.

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

NOTE 2 — LIQUIDITY

The Company has incurred recurring losses from operations and has an accumulated deficit at June 30, 2022. The Company expects to continue to incur losses subsequent to the condensed consolidated balance sheet date of June 30, 2022. In December 2021, the Company raised $8.82 million through a Securities Purchase Agreement with several institutional investors.

Based on the Company’s current cash position, and assuming currently planned expenditures and level of operations, the Company believes it has sufficient capital to fund operations for the 12-month period subsequent to the issuance of the accompanying unaudited condensed financial statements. We will need substantial additional funding to continue our operations, particularly for QN-302 clinical trials, to continue preclinical development of QN-247 and RAS-F, and to continue funding the NanoSynex operations. (see Note 3 - Acquisition)

As a pre-clinical development-stage therapeutics biotechnology company, we expect to continue to have net losses and negative cash flow from operations, which over time will challenge our liquidity. There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute our business plan, we will require significant additional financing for planned research and development activities, capital expenditures, clinical and pre-clinical testing and commercialization activities. There can be no assurance that further financing can be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

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

As a condition to the NanoSynex closing, the Company agreed to provide NanoSynex with up to $10.4 million of future funding based on NanoSynex’s achievement of certain future development milestones and subject to other terms and conditions described in the Master Agreement for the Operational and Technological Funding of NanoSynex (the “Funding Agreement”) entered into with NanoSynex. These funding commitments are in the form of convertible promissory notes to be issued to the Company with a face value equal to the amount paid by the Company to NanoSynex upon satisfaction of the applicable performance milestone, bearing interest at the rate of 9% per annum on the principal balance from time to time outstanding under the particular promissory note, convertible at the option of the Company into additional shares of NanoSynex in order for the Company to maintain at least a 50.1% controlling ownership interest in NanoSynex, should NanoSynex issue additional shares. The principal of the convertible notes are due and payable upon the sooner to occur of: i) five years from the date of issuance of the particular promissory note; ii) the acquisition by any person or entity of all or substantially all of the share capital of NanoSynex, through share purchase, issuance or shares or merger of NanoSynex, or the purchase of all or substantially all of the assets of NanoSynex; or iii) the initial public offering of NanoSynex. The Company provided funding to NanoSynex of $1.5 million on July 5, 2022 pursuant to this agreement. The Company may terminate the Funding Agreement after October 29, 2022 upon 120 days’ notice.

NOTE 3 — ACQUISITION

Business Combination

The Company acquired a 52.8% voting equity interest in NanoSynex on May 26, 2022 (the “Acquisition Date”) through: (1) the purchase of 2,232,861 shares Preferred A-1 Stock of NanoSynex for 3,500,000 shares of the Company’s common stock and a prefunded warrant to purchase 3,314,641 shares of the Company’s common stock at a purchase price of $0.001 per share and, (2) the purchase of 381,786 shares of Series B preferred stock of NanoSynex from NanoSynex in exchange for $600,000.

The acquisition of the majority interest of NanoSynex was accounted for as a business combination using the acquisition method, in accordance with FASB ASC Topic 805. A summary of the consideration transferred and recorded fair value of assets acquired and liabilities assumed in the NanoSynex acquisition is as follows:

Consideration transferred, net of cash acquired
Cash paid for NanoSynex preferred stock:	$600,000

Purchase of NanoSynex common Stock:
Price per share of Qualigen Stock on May 26, 2022	$0.527

FMV of 3,500,000 shares of Qualigen stock issued to Alpha Capital Anstalt	$1,844,500
FMV of 3,314,641 shares of Qualigen stock related to prefunded warrant issued to Alpha Capital Anstalt	$1,746,816
Total consideration paid for NanoSynex common stock	$3,591,316

FMV of consideration related to related to repricing of 70,478 shares of Alpha Capital/Qualigen warrants *	$696

NanoSynex cash acquired	(735,354)
Total consideration transferred, net of cash acquired	$3,456,658

*	See disclosure under Noncompensatory Equity Classified Warrants regarding May 26, 2022 transaction in Note 14 – Stockholders Equity.

Purchase Price Allocation
Accounts receivable	$75,336
Property and equipment	120,942
In process R&D	5,700,000
Accounts payable	(4,588)
Accrued expenses and other payables	(291,093)
R&D grant liability	(1,362,264)
Short term debt	(941,898)
Deferred tax liability	(736,000)
Noncontrolling interest assumed	(4,000,000)
Identifiable net assets acquired	(1,439,565)
Goodwill	4,896,223
Total consideration transferred, net of cash acquired	$3,456,658

The purchase accounting adjustments are preliminary and subject to revision within the measurement period provided by ASC Topic 805. Qualigen transaction costs, which were immaterial, have been expensed as incurred and charged to the Company’s consolidated statements of operations and other comprehensive loss. There was no provision for reimbursement of transaction costs from Qualigen to NanoSynex.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired as of the acquisition date. Goodwill represents the value of the future technology to be developed in excess of the identifiable assets as well as the operational synergies of the combined companies to be recognized. Goodwill has an indefinite useful life and is not amortized.

As a condition to the closing, the Company agreed to provide NanoSynex with up to $10.4 million of future funding based on NanoSynex’s achievement of certain future development milestones and subject to other terms and conditions described in the Funding Agreement entered into with NanoSynex (see Note 2 - Liquidity for further details regarding the terms and conditions of the Funding Agreement).

The Company’s condensed consolidated statement of operations and other comprehensive loss for the three and six months ended June 30, 2022 includes $8,722 of net loss associated with the results of operations of NanoSynex from the Acquisition Date to June 30, 2022.

The following pro forma information has been prepared as if the NanoSynex acquisition occurred on January 1, 2021. The following unaudited supplemental pro forma consolidated results do not purport to reflect what the combined Company’s results of operations would have been, nor do they project the future results of operations of the combined company. The unaudited supplemental pro forma consolidated results reflect the historical financial information of Qualigen and NanoSynex, adjusted to give effect to the NanoSynex acquisition as if it had occurred on January 1, 2021, as well as to record NanoSynex stock compensation expense and to record the net loss related to the noncontrolling interest, in accordance with generally accepted accounting principles.:

	Consolidated Pro Forma Financial Results for the Six Months Ending
	June 30, 2022	June 30, 2021
Net revenues	$2,152,563	$3,017,430
Net loss	$(8,722,302)	$(10,800,317)

NOTE 4 — INVENTORY, NET

Inventory, net consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Raw materials	$808,815	$823,315
Work in process	327,311	188,135
Finished goods	174,087	44,428
	$1,310,213	$1,055,878

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Prepaid insurance	$1,810,413	$1,197,726
Prepaid manufacturing expenses	54,741	67,410
Other prepaid expenses	63,229	114,760
	$1,928,383	$1,379,896

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Machinery and equipment	$2,505,367	$2,482,841
Computer equipment	500,488	345,117
Leasehold improvements	333,271	333,271
Molds and tooling	260,002	260,002
Furniture and fixtures	143,013	143,013
Equipment held for lease, net	148	296
	3,742,289	3,564,540
Accumulated depreciation	(3,412,659)	(3,360,324)
	$329,630	$204,216

Depreciation expense relating to property and equipment was approximately $24,000 and $17,000 for the three months ended June 30, 2022 and 2021, respectively, and $48,000 and $32,000 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 7 — GOODWILL, IPR&D AND OTHER INTANGIBLES

		June 30,	December 31,
		2022	2021
	Estimated Useful Lives	Gross carrying amounts	Gross carrying amounts

Goodwill (Note 3)		$4,896,223	$—

Finite-lived intangible assets:
Developed-product-technology rights	8 - 17 years	$479,103	$479,103
Licensing rights	10 years	418,836	418,836
Less: Accumulated amortization		(739,493)	(726,749)
Total finite-lived intangible assets, net		158,446	171,190
Indefinite-lived intangible assets:
In-process research and development		5,700,000	—
Total intangible assets, net		$5,858,446	$171,190

The carrying value of the patents of approximately $150,000 and $159,000 at June 30, 2022 and December 31, 2021, respectively, are stated net of accumulated amortization of approximately $329,000 and $320,000, respectively. Amortization of patents charged to operations for the three months ended June 30, 2022 and 2021 was approximately $5,000 and $4,000 respectively, and for the six months ended June 30, 2022 and 2021 was approximately $9,000 and $7,000, respectively. Total future estimated amortization of patent costs for the five succeeding years is approximately $9,000 for the remaining six months in the year ending December 31, 2022, approximately $18,000 for year 2023, approximately $15,000 for year 2024, approximately $14,000 for years 2025, 2026 and 2027.

The carrying value of the in-licenses of approximately $9,000 and $12,000 at June 30, 2022 and December 31, 2021, respectively, are stated net of accumulated amortization of approximately $410,000 and $407,000, respectively, and amortization of licenses charged to operations for both the three months ended June 30, 2022 and 2021 was approximately $2,000. Amortization of licenses charged to operations for both the six months ended June 30, 2022 and 2021 was approximately $3,000. Total future estimated amortization of license costs is approximately $4,000 for the remaining six months in the year ending December 31, 2022, and approximately $5,000 for the year ending December 31, 2023.

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Board compensation	$26,500	$17,500
Franchise, sales and use taxes	20,467	14,090
Income taxes	4,356	3,620
Payroll	101,557	682,036
Professional fees	139,551	225,308
Research and development	299,288	232,712
Royalties	13,900	10,152
Vacation	457,022	282,910
Warranty liability	101,103	60,281
Other	250,791	265,292
	$1,414,535	$1,793,901

NOTE 9 – SHORT TERM DEBT-RELATED PARTY

NanoSynex has four separate Notes Payable (‘the Notes”) outstanding to Alpha Capital, dated between March 26, 2020 and September 2, 2021, aggregating to a total principal outstanding balance of $905,000, and aggregate accrued interest of $34,919 for a total outstanding balance of $939,919 as of June 30, 2022. The Notes all accrue interest at 2.62% per annum, accrued daily and provide that the full amount of principal and interest under each Note shall be due immediately prior to a Liquidation Event (the Maturity Date) unless due earlier in accordance with the terms of the Notes. “Liquidation Event” means either i) the merger or consolidation of NanoSynex into any other entity, other than one in control or under control of NanoSynex or NanoSynex’s majority shareholder; ii) a transaction or series of transactions resulting in the transfer of all or substantially all of NanoSynex’s assets or issued and outstanding share capital (other than to a company under the control of NanoSynex or NanoSynex’s majority shareholders; or iii) an underwritten public offering by NanoSynex of its ordinary shares. Notwithstanding the above, if NanoSynex receives subsequent debt, convertible debt, or equity funding with gross proceeds of USD $3,000,000 or more, then these Notes shall be due and payable upon the actual receipt of such funding.

NOTE 10 – WARRANT LIABILITIES

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

In exchange for the Series C Warrants, upon closing of the merger with Ritter, the holders received warrants to purchase an aggregate of 4,713,490 shares of the Company’s common stock at approximately $0.72 per share, subject to adjustment. As of June 30, 2022, the warrants received in exchange for the Series C Warrants have remaining terms ranging from 1.4 to 1.9 years. The warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, resulting from inclusion of a leveraged ratchet provision for subsequent dilutive issuances. On April 25, 2022 the warrants were repriced from $0.7195 to $0.60 with an additional 493,187 ratchet shares issued, and on May 26, 2022 the warrants were repriced from $0.60 to $0.5136 with an additional 499,520 ratchet shares issued. As a result of these repricings, 2,476,251 warrants were forfeited and 3,468,958 warrants were reissued at the current $0.5136 exercise price.

The following table summarizes the activity in the Common Stock Warrants (received in exchange for the Series C Warrants) for the six months ended June 30, 2022:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	2,481,614	$0.72		2.00
Exercised	(5,363)	0.72
Forfeited	(2,476,251)	0.72
Expired	—	—
Granted	3,468,958	0.51
Total outstanding – June 30, 2022	3,468,958	$0.51
Exercisable	3,468,958	$0.51	$0.51	1.51

The following table summarizes the activity in the Common Stock Warrants (received in exchange for the Series C Warrants) activity for the six months ended June 30, 2021:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2020	3,378,596	$0.72
Exercised	(542,737)	0.72
Forfeited	(36,097)	0.72
Expired	—	—
Granted	—	—
Total outstanding – June 30, 2021	2,799,762	$0.72
Exercisable	2,799,762	$0.72	$0.72	2.5

The following table presents the Company’s fair value hierarchy for its warrant liabilities and exercises (all of which arise under the warrants received in exchange for the Series C Warrants) measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2022:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2021	$—	$—	$1,686,200	$1,686,200
Exercises	—	—	(858)	(858)
Gain on change in fair value of warrant liabilities	—	—	(698,042)	(698,042)
Balance as of June 30, 2022	$—	$—	$987,300	$987,300

There were no transfers of financial assets or liabilities between category levels for the three and six months ended June 30, 2022.

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

The following table shows the range of assumptions used in estimating the fair value of warrant liabilities as of June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
	Range	Weighted Average	Range	Weighted Average
Risk-free interest rate	2.80% — 2.87%	2.82%	0.34% — 0.46%	0.103%
Expected volatility (peer group)	74% — 96%	78.6%	82% — 83%	82.83%
Term of warrants (in years)	1.39 — 1.99	1.51	2.41 — 2.99	2.5
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE 11 — LOSS PER SHARE

Basic loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options and warrants.

The following table reconciles net loss and the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021

Net loss used for basic earnings per share	$(4,123,404)	$(5,398,077)	$(8,443,191)	$(10,640,796)

Basic weighted-average common shares outstanding	36,680,156	28,850,451	35,990,933	28,510,014
Dilutive potential shares issuable from stock options and warrants	—	—	—	—
Diluted weighted-average common shares outstanding	36,680,156	28,850,451	35,990,933	28,510,014

The following potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2022 and 2021 because their effect would be antidilutive:

	As of June 30,	As of June 30,
	2022	2021
Shares of common stock subject to outstanding options	4,767,834	4,133,856
Shares of common stock subject to outstanding warrants	14,123,380	9,540,187
Shares of common stock subject to conversion of Series Alpha Convertible Preferred Stock	—	243,418
Total common stock equivalents	18,891,214	13,917,461

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under a long-term operating lease agreement. On December 15, 2021, our wholly-owned subsidiary Qualigen, Inc. entered into a Second Amendment to Lease with Bond Ranch LP. This Amendment extended the Company’s triple-net leasehold on the Company’s existing 22,624-square-feet headquarters/manufacturing facility at 2042 Corte del Nogal, Carlsbad, California for the 61-month period of November 1, 2022 to November 30, 2027. Over the 61 months, the base rent payable by Qualigen, Inc. will total $1,950,710; however, the base rent for the first 12 months of the 61-month period will be only $335,966. Additionally, under the Second Amendment to Lease, Qualigen, Inc. is entitled to a $339,360 tenant improvement allowance.

The tables below show the operating lease right-of-use assets and operating lease liabilities as of June 30, 2022, including the changes during the periods:

Operating lease right-of-use assets
Net right-of-use assets at December 31, 2021	$1,645,568
Less amortization of operating lease right-of-use assets	(109,804)
Operating lease right-of-use assets at June 30, 2022	$1,535,764

Operating lease liabilities
Lease liabilities at December 31, 2021	$1,676,655
Less principal payments on operating lease liabilities	(73,408)
Lease liabilities at June 30, 2022	1,603,247
Less non-current portion	(1,425,808)
Current portion at June 30, 2022	$177,439

As of June 30, 2022, the Company’s operating leases have a weighted-average remaining lease term of 5.4 years and a weighted-average discount rate of 8.9%.

As of June 30, 2022, future minimum payments during the next five fiscal years and thereafter are as follows:

Year Ending December 31,	Amount
2022 (six months)	$277,192
2023	368,341
2024	379,392
2025	390,773
2026	402,497
2027	379,165
Total	2,197,360
Less present value discount	(594,113)
Operating lease liabilities	$1,603,247

Total lease expense was approximately $119,000 and $86,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $233,000 and $172,000, respectively, for the six months ended June 30, 2022 and 2021. Lease expense was recorded in cost of product sales, general and administrative expenses, research and development and sales and marketing expenses.

Termination of Sekisui Distribution Agreement

In March 2018, the Company extended a strategic partnership entered into in May 2016 with Sekisui Diagnostics, LLC (“Sekisui”). The Company appointed Sekisui as its diagnostics commercial partner and exclusive worldwide distributor with the exception of certain customer accounts retained by Qualigen; Sekisui’s distribution arrangement expired on March 31, 2022. Subsequent to the expiration of the agreement, the Company has a commitment to purchase leased FastPack rental systems back from Sekisui at Sekisui’s net book value, the amount of which has not yet been determined.

NanoSynex Funding Commitment

As a condition to the closing, the Company agreed to provide NanoSynex with up to $10.4 million of future funding based on NanoSynex’s achievement of certain future development milestones and subject to other terms and conditions described in the Funding Agreement entered into with NanoSynex (see Note 2 – Liquidity for further details regarding the terms and conditions of the Funding Agreement).

Litigation and Other Legal Proceedings

On November 9, 2021, the Company was named as a defendant in an action brought by Mediant Communications Inc. (“Mediant”) in the U.S. District Court for the Southern District of New York. The complaint alleged that Qualigen entered into an implied contract with Mediant, whereby Qualigen retained Mediant to distribute proxy materials and subsequently conduct shareholder vote tabulations. The Company filed a Motion to Dismiss with the District Court and on March 14, 2022 a hearing was held during which the presiding judge ruled in favor of the Motion to Dismiss. The Company and Mediant settled the litigation on April 5, 2022 in the amount of $96,558, at which time the amount was paid.

NOTE 13 — RESEARCH AND LICENSE AGREEMENTS

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

Sponsored research expenses related to these agreements for the three months ended June 30, 2022 and 2021 were approximately $77,000 and $89,000, respectively, and for the six months ended June 30, 2022 and 2021 were approximately $164,000 and $152,000, respectively, and these amounts are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs were approximately $14,000 and $17,000 related to these agreements for the three months ended June 30, 2022 and 2021, respectively, and approximately $69,000 and $53,000 related to these agreements for the six months ended June 30, 2022 and 2021, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

In March 2019, the Company entered into a sponsored research agreement and an option for a license agreement with ULRF for development of several small-molecule RAS interaction inhibitor drug candidates. Under the terms of this agreement, the Company agreed to reimburse ULRF for sponsored research expenses of up to $693,000 for this program. In February 2021 and March 2022, the Company extended the term of this agreement until January 2023 and increased the amount that the Company will reimburse ULRF for sponsored research expenses to approximately $2.7 million. In July 2020, the Company entered into an exclusive license agreement with ULRF for RAS interaction inhibitor drug candidates. Under the agreement, the Company took over development, regulatory approval and commercialization of the candidates from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $112,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company has agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patent, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to July 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $20,000 to $100,000) for such year.

Sponsored research expenses related to these agreements for the three months ended June 30, 2022 and 2021 were approximately $220,000 and $99,000, respectively, and for the six months ended June 30, 2022 and 2021 were approximately $405,000 and $206,000, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs related to these agreements for the three months ended June 30, 2022 and 2021 were approximately $16,000 and $0, respectively, and for the six months ended June 30, 2022 and 2021 were approximately $18,000 and $40,000, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

In June 2020, the Company entered into an exclusive license agreement with ULRF for its intellectual property in the use of QN-165 as a treatment for COVID-19. Under the agreement, the Company took over development, regulatory approval and commercialization of the compound (for such use) from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $24,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company was required to enter into a separate sponsored research agreement with ULRF (for QN-165 as a treatment for COVID-19) for at least $250,000. In November 2020, the Company executed a sponsored research agreement with ULRF (for QN-165 as a treatment for COVID-19) supporting up to approximately $430,000 in research which satisfied this requirement. This sponsored research agreement expired in November 2021.

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

Sponsored research expenses related to these agreements for the three months ended June 30, 2022 and 2021 were $0 and approximately $25,000, respectively, and for the six months ended June 30, 2022 and 2021 were $0 and $94,000, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs related to these agreements for the three months ended June 30, 2022 and 2021 were $0 and $16,000, respectively, and for the six months ended June 30, 2022 and 2021 were $0 and $16,000, respectively.

Advanced Cancer Therapeutics

In December 2018, the Company entered into a license agreement with Advanced Cancer Therapeutics, LLC (“ACT”), granting the Company exclusive rights to develop and commercialize QN-165, an aptamer-based drug candidate. In return, ACT received a $25,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock. In addition, the Company agreed to pay ACT (i) royalties, on net sales associated with the commercialization of QN-165, of 2% (only if patent-covered and only on net sales above a cumulative $3,000,000) or 1% (if not patent-covered, but only on net sales above a cumulative $3,000,000), until the 15th anniversary of the ACT license agreement and (ii) milestone payments of $100,000 for the Company raising a cumulative total of $2,000,000 in new equity financing after the date of the ACT license agreement, $100,000 upon any first QN-165-based licensed product receiving the CE Mark or similar FDA status, and $500,000 upon cumulative worldwide QN-165-based licensed product net sales reaching $3,000,000. For the three months ended June 30, 2022 and 2021, there were no license costs, and for the six months ended June 30, 2022 and 2021, there were $0 and approximately $2,000, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

Prediction Biosciences

In November 2015, the Company entered into a long-term development and supply agreement with Prediction Biosciences SAS to develop and manufacture diagnostic tests for use in the stroke point-of-care market. The Company recognizes development revenue and product sales over the performance period of the contract. For both the three and six months ended June 30, 2022 and 2021, there was no collaborative research revenue related to this agreement.

Sekisui Diagnostics

In March 2018, the Company extended a strategic partnership entered into in May 2016 with Sekisui. The Company appointed Sekisui as its diagnostics commercial partner and exclusive worldwide distributor with the exception of certain customer accounts retained by Qualigen. Sekisui’s distribution arrangement expired on March 31, 2022.

Under the terms of the arrangement, there were product sales to Sekisui of $0 and approximately $701,000, respectively, for the three months ended June 30, 2022 and 2021, and approximately $403,000 and $1.72 million, respectively, for the six months ended June 30, 2022 and 2021.

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

The Company will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. The Company recognized $0 and approximately $38,000 in product sales and $0 and approximately $479,000 in license revenue included in the statement of operations for the three months ended June 30, 2022 and 2021, respectively. The Company provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

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

Research and development expenses related to this agreement for the three months ended June 30, 2022 and 2021 were $0 and $1.9 million, respectively, and for the six months ended June 30, 2022 and 2021 were approximately $9,000 and $3.1 million, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

UCL Business Limited

In January 2022, the Company entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) The program’s lead compound is now being developed at Qualigen under the name QN-302 as a candidate for treatment for pancreatic ductal adenocarcinoma (PDAC), which represents the vast majority of pancreatic cancers. The License Agreement required a $150,000 upfront payment, reimbursement of past patent prosecution expenses (approximately $160,000), and (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments and a percentage of any non-royalty sublicensing consideration paid to Qualigen.

For both the three months ended June 30, 2022 and 2021, there were license costs of $0, and for the six months ended June 30, 2022 and 2021 there were license costs of approximately $310,000 and $0, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

NOTE 14 — STOCKHOLDERS’ EQUITY

As of June 30, 2022 and December 31, 2021, the Company had two classes of authorized capital stock: common stock and Series Alpha convertible preferred stock.

Common Stock

Holders of common stock generally vote as a class with the holders of the preferred stock and are entitled to one vote for each share held. Subject to the rights of the holders of the preferred stock to receive preferential dividends, the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. Following payment of the liquidation preference of the preferred stock, as of June 30, 2022 any remaining assets would be distributed ratably among the holders of the common stock and, on an as-if-converted basis, the holders of Series Alpha convertible preferred stock upon liquidation, dissolution or winding up of the affairs of the Company. The holders of common stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions.

At June 30, 2022, the Company has reserved 18,891,214 shares of authorized but unissued common stock for possible future issuance.

At June 30, 2022, shares were reserved in connection with the following:

Exercise of issued and future grants of stock options	4,767,834
Exercise of stock warrants	14,123,380
Total	18,891,214

Series Alpha Convertible Preferred Stock

As of June 30, 2022, and December 31, 2021, there were no shares of Series Alpha convertible preferred stock outstanding.

Stock Options and Warrants

The Company recognizes all compensatory share-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At June 30, 2022 and December 31, 2021 there were 4,767,834 and 4,748,000 outstanding options, respectively, under the 2020 Plan and on such dates there were 2,789,323 and 2,809,157 shares reserved under the 2020 Plan, respectively, for future grant. The shares available for future grant reflect a 2020 Plan amendment approved by the Company’s stockholders on August 9, 2021 where the number of shares of common stock available for issuance under the 2020 Plan was increased by 3,500,000.

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that are outstanding at June 30, 2022, and changes during the six-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	4,841,856	$6.07	$1.24 — $1,465.75	8.52
Granted	25,000	1.05	1.05	9.54
Expired	(93,856)	93.59	5.75 - 1,465.75	—
Forfeited	(5,166)	3.51	1.24 - 4.97	—
Total outstanding – June 30, 2022	4,767,834	$4.33	$1.05 — $5.13	8.19
Exercisable (vested)	2,643,665	$4.84	$1.24 — $5.13	8.00
Non-Exercisable (non-vested)	2,124,169	$3.68	$1.05 — $5.13	8.48

There was approximately $2.6 and $2.5 million of compensation cost related to outstanding options for the six months ended June 30, 2022 and 2021 respectively. As of June 30, 2022, there was approximately $5.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that are outstanding at June 30, 2021, and changes during the six-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	4,011,356	$7.05	$3.52 - $1,465.75	9.29
Granted	127,000	2.12	1.80 — 3.29	9.83
Expired	—	—	—	—
Forfeited	(4,500)	3.68	3.52 — 4.97	—
Total outstanding – June 30, 2021	4,133,856	$6.90	$1.80 - $1,465.75	8.82
Exercisable (vested)	1,296,860	$11.50	$4.97— $1,465.75	8.36
Non-Exercisable (non-vested)	2,836,996	$4.80	$1.80 — $5.13	9.04

The exercise price for an option issued under the 2020 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2020 Plan will vest as determined by the Board of Directors but will not exceed a ten-year period. The weighted average grant date fair value per share of options granted during the six months ended June 30, 2022 was $0.84.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	For the Six Months Ended June 30,
	2022	2021
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	102%	102%
Risk-free interest rate	1.58% — 1.67%	0.84% — 1.81%
Expected average term of options (in years)	6.00	6.00
Stock price	$1.05	$2.12

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations and other comprehensive loss as follows:

	For the Six Months Ended June 30,
	2022	2021
General and administrative	$2,329,418	$2,201,499
Research and development	361,029	347,550
Total	$2,690,447	$2,549,049

Equity Classified Compensatory Warrants

In connection with the $4.0 million equity capital raise as part of the May 2020 reverse recapitalization transaction, the Company issued common stock warrants to an advisor and its designees for the purchase of 811,431 shares of the Company’s common stock at an exercise price of $1.11 per share. The issuance cost of these warrants was charged to additional paid-in capital, and did not result in expense in the Company’s condensed consolidated statements of operations and other comprehensive loss.

In addition, various service providers hold equity classified compensatory warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock) for the purchase of 668,024 shares of Company common stock at a weighted average exercise price of $2.34 per share. These are to be differentiated from the Series C Warrants described in Note 10 – Warrant Liabilities.

During the year ended December 31, 2021, the Company issued equity classified compensatory warrants to a service provider for the purchase of 600,000 shares of Company common stock at an exercise price of $1.32 per share. The fair value issuance cost of approximately $0.3 million using the Black-Scholes options pricing model for these warrants was charged to general and administrative expenses in the Company’s condensed consolidated statements of operations and other comprehensive loss. On April 25, 2022, 600,000 warrants were repriced from $1.32 to $0.60 and extended from June 3, 2023 to September 14, 2023. The increase in fair value of $67,370 using a Monte Carlo pricing model for the modification of these warrants was charged to general and administrative expenses in the Company’s condensed consolidated statements of operations and other comprehensive loss. On April 25, 2022 and May 26, 2022 an additional 676,194 warrants were repriced from $1.11 to $0.5136. The increase in fair value of $31,010 using a Monte Carlo pricing model for the modification of these warrants was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and other comprehensive loss.

No compensatory warrants were issued during the six months ended June 30, 2022.

The following table summarizes the activity in the common stock equity classified compensatory warrants for the six months ended June 30, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	1,790,648	$1.52	$1.11 — $2.54	2.64
Granted to advisor and its designees	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – June 30, 2022	1,790,648	$1.06	$0.5136 — 2.54	2.23
Exercisable	1,790,648	$1.06	$0.5136 — $2.54	2.23
Non-Exercisable	—	$—	$—	—

The following table summarizes the activity in the common stock equity classified compensatory warrants for the six months ended June 30, 2021:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	1,294,217	$1.66
Granted	—	—
Exercised	(38,390)	2.09
Expired	—	—
Forfeited	(65,179)	2.07
Total outstanding – June 30, 2021	1,190,648	$1.62
Exercisable	1,187,052	$1.62	$1.11 — $2.54	3.75
Non-Exercisable	3,596	$2.54	$2.54	5.23

There were $67,370 in compensation costs related to outstanding equity classified compensatory warrants for the six months ended June 30, 2022 and $0 for the six months ended June 30, 2021.

Noncompensatory Equity Classified Warrants

In May 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to an investor for the purchase of 270,478 shares of Company common stock at an exercise price of $1.11 per share (of which warrants for 200,000 shares were subsequently exercised in December 2020). In July 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 780,198 shares of Company common stock at an exercise price of $0.001 per share (which were subsequently exercised in July 2020), and 1,920,678 shares of Company common stock at an exercise price of $5.25 per share. In August 2020 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,287,829 shares of Company common stock at an exercise price of $6.00 per share. In December 2020, the Company issued noncompensatory equity classified warrants to such investor for the purchase of 1,000,000 shares of Company common stock at an exercise price of $0.01 per share (which were exercised in February 2021) and 2,191,010 shares of Company common stock at an exercise price of $4.07 per share. In May 2022 the Company issued noncompensatory equity classified warrants to such investor for the purchase of 3,314,641 shares of Company common stock at an exercise price of $0.001 per share.

During the year ended December 31, 2021, with the exception of the warrants to purchase 270,478 shares of the Company’s common stock at an exercise price of $1.11 per share, the exercise prices of all outstanding warrants to purchase a total of 5,399,517 shares of the Company’s common stock were modified to an exercise price of $2.00 per share on November 29, 2021 and each of their remaining terms extended by six months. The fair value of the modification cost of these warrant modifications of approximately $2.3 million was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and other comprehensive loss. During the period ended June 30, 2022 pre-funded warrants to purchase 3,314,641 shares of the Company’s common stock at an exercise price of $0.001 per share with no expiration date were issued.

In conjunction with the NanoSynex acquisition, on April 25, 2022 the exercise price of 70,478 outstanding warrants at $1.11 was modified to an exercise price of $0.60. The increase in fair value of $2,533, using a Monte Carlo pricing model for the modification of these warrants, was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and other comprehensive loss. On May 26, 2022 the exercise price of these warrants was modified again to $0.5136, and the increase in fair value of $696, using a Monte Carlo pricing model for the modification of these warrants, was included in consideration transferred in the NanoSynex acquisition (see Note 3 - Acquisitions).

Weighted average remaining life below was calculated excluding the 3,314,641 pre-funded warrants as they have no expiration date.

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	5,549,137	$2.01
Granted	3,314,641	0.001	0.001
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – June 30, 2022	8,863,778	1.26
Exercisable	8,863,778	$1.26	$0.001 — $3.77	0.82
Non-Exercisable	—	$—	$—	—

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

As disclosed in the 2021 Annual Report, the Company’s management identified an error in the previously issued March 31, 2021, June 30, 2021 and September 30, 2021 unaudited interim condensed consolidated financial statements in which the fair value of the Company’s exercised liability classified warrants had been inadvertently excluded from reclassification into shareholders’ equity. All financial information contained in the accompanying notes to these condensed consolidated financial statements has been revised to reflect the correction of this error as shown in the table below.

	For the Quarter Ended June 30, 2021		For the Six Months Ended June 30, 2021
	As reported	Corrected	As reported	Corrected
Gain on change in fair value of warrant liabilities	$(2,075,100)	$(1,982,256)	$(4,198,000)	$(2,535,064)
Net loss	$(5,305,233)	$(5,398,077)	$(8,977,860)	$(10,640,796)
Net loss per common share	$(0.18)	$(0.19)	$(0.31)	$(0.37)

NOTE 16 — SUBSEQUENT EVENTS

In conjunction with the Company’s Funding Agreement with NanoSynex, the Company provided $1.5 million in funding to NanoSynex on July 5, 2022. Repayment terms under the Funding Agreement are described in Note 2 - Liquidity.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through August 15, 2022 and has determined that there are no material subsequent events that require disclosure in these financial statements, other than as disclosed above.

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

These forward-looking statements include, but are not limited to, statements about:

●	our ability to successfully develop any drugs or therapeutic devices;

●	our ability to progress our drug candidates or therapeutic devices through preclinical and clinical development;

●	our ability to obtain the requisite regulatory approvals for our clinical trials and to begin and complete such trials according to any projected timeline;

●	our ability to complete enrollment in our clinical trials as contemplated by any projected timeline;

●	the likelihood that future clinical trial data will be favorable or that such trials will confirm any improvements over other products or lack negative impacts;

●	our ability to successfully commercialize any drugs or therapeutic devices;

●	our ability to procure or earn sufficient working capital to complete the development, testing and launch of our prospective therapeutic products;

●	the likelihood that patents will issue on our owned and in-licensed patent applications;

●	our ability to protect our intellectual property;

●	our ability to compete;

●	our ability to maintain or expand market demand and/or market share for our diagnostic products generally, particularly in light of COVID-19-related deferral of patients’ physician-office visits and in view of FastPack reimbursement pricing challenges; and

●	our ability to maintain our diagnostic sales and marketing engine without interruption following the expiration of our distribution agreement with Sekisui Diagnostics, LLC (“Sekisui”).

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. These risks and uncertainties include risks related to our financial position and our ability to raise additional capital as needed to fund our operations and product development; risks related to the initiation, cost, timing, progress and results of current and future research and development programs, preclinical studies and clinical trials and our ability to obtain and maintain regulatory approvals; risks related to our reliance on third party suppliers and manufacturers; risks related to market acceptance of our products and competition; risks related to our acquisition of NanoSynex, Ltd.; risks related to the ongoing COVID-19 pandemic and the war in Ukraine, including instability in the global credit markets and supply chain disruptions. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent in some future periods with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in other future periods. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of this Quarterly Report, and we disclaim any intent or obligation to update these forward-looking statements beyond the date of this Quarterly Report, except as required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Our FastPack System diagnostic instruments and test kits are sold commercially primarily in the United States, as well as certain European countries. The FastPack System menu includes a rapid, highly accurate immunoassay diagnostic testing system for cancer, men’s health, hormone function, and vitamin D status. We provide analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits. Prior to March 31, 2022, most of our FastPack product sales were through our partner Sekisui pursuant to a distribution agreement, but we maintained direct distribution for certain house accounts, including selling our total testosterone test kits to Low T Center, Inc. (“Low T”), the largest men’s health group in the United States, with 40 locations. The distribution agreement with Sekisui expired on March 31, 2022, at which time the services previously provided by Sekisui reverted to us and as of April 1, 2022 we recognize 100% of the revenue from the sales of our FastPack diagnostic instruments and test kits. We have licensed and technology-transferred our FastPack System technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd. for the China diagnostics market and other markets outside of the United States in which the Company does not currently sell.

On May 26, 2022, the Company acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex, Ltd, (“NanoSynex”) from Alpha Capital Anstalt (“Alpha Capital”) in exchange for 3,500,000 shares of the Company’s common stock and a prefunded warrant to purchase 3,314,641 shares of the Company’s common stock at an exercise price of $0.001 per share. Concurrently with this transaction, the Company also purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in the Company acquiring a 52.8% interest in NanoSynex. The Company envisions future synergies from the integration of its own proprietary results-proven FastPack diagnostics platform with the innovative NanoSynex technology. NanoSynex is a micro-biologics diagnostics company domiciled in Israel.

Our condensed consolidated financial statements do not separate out our diagnostics-related activities and our therapeutics-related activities. Although to date all our reported revenue is diagnostics-related, our reported expenses represent the total of our therapeutics-related and diagnostics-related expenses.

Distribution and Development Agreement with Sekisui

In May 2016, through our wholly-owned diagnostics subsidiary Qualigen, Inc., we entered into a Distribution and Development Agreement (the “Sekisui Distribution Agreement”) with Sekisui. Under the Sekisui Distribution Agreement, Sekisui served as the exclusive worldwide distributor for FastPack products (although we retained certain specific accounts for direct transactions). Sekisui’s exclusive distribution arrangements expired on March 31, 2022.

Under the Sekisui Distribution Agreement, we began development of a proposed “FastPack 2.0” product line for a new whole blood vitamin D assay, which if successfully introduced by us would have been distributed by Sekisui. Between May 2016 and January 2018, Sekisui paid us a total of approximately $5.5 million upon the achievement of specified development milestones related to this product line.

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

Under the Technology Transfer Agreement, we received aggregate net cash payments of $670,000, of which we recognized approximately $38,000 in product sales and $632,000 in license revenue during 2021. In addition, we will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. We recognized no product sales or license revenue for the three months and six months ended June 30, 2022 .We recognized no product sales or license revenue in the three months ended June 30, 2021 and $38,000 in product sales and $479,000 in license revenue in the condensed consolidated statement of operations and other comprehensive loss for the six months ended June 30, 2021

We provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

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

Yi Xin is a newly-formed company and its operations are subject to many risks. There can be no assurance that Yi Xin will successfully commercialize any products or that we will receive any royalties from Yi Xin.

Warrant Liabilities

In 2004, Qualigen, Inc. issued a series of Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 reverse recapitalization transaction and are now exercisable for Qualigen common stock. These warrants contained a provision that if Qualigen, Inc. issues shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price will be re-set to such new price and the number of shares underlying the warrants will be increased in the same proportion as the exercise price decrease. For accounting purposes, this provision gives rise to “warrant liabilities” (even though there is not any “liability” in the sense that we would be obligated to pay any cash sum to anyone). Accounting principles generally accepted in the United States (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our condensed consolidated balance sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our condensed consolidated statements of operations and other comprehensive loss.

Warrant liabilities were $1.0 million at June 30, 2022 and the change in fair value was $0.7 million for the six months ended June 30, 2022. Because fair value will be determined each quarter on a “mark-to-market” basis, this item will usually result in significant variability in our future quarterly and annual statements of operations and condensed consolidated balance sheets based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in a (possibly quite large) increase in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a (possibly quite large) decrease in the fair value of the warrant liabilities. There were 3,468,958 and 2,481,614 of these warrants outstanding at June 30, 2022 and December 31, 2021, respectively.

COVID-19 Update

The COVID-19 pandemic has had a dramatic impact on businesses globally and our business as well. Our sales of diagnostic products fell significantly during 2020 and our net loss increased significantly, as deferral of patients’ non-emergency visits to physician offices, clinics and small hospitals sharply reduced demand for FastPack tests. Since then we have experienced some recovery in demand. The ultimate severity and duration of the pandemic and economic repercussions of the virus and government actions taken in response to the pandemic remain uncertain at this time, and will ultimately depend on many factors, including the speed of global dissemination and effectiveness of the vaccination and containment efforts throughout the world, as well as seasonality, and the emergence of new vaccine-resistant variants or new outbreaks.

In the United States, federal, state, and local government directives and policies have been put in place from time to time during the course of the pandemic to manage public health concerns and address the economic impacts of the pandemic, including reduced business activity and overall uncertainty presented by this new healthcare challenge. Similar actions have been taken by governments around the world. Our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or as a result of the pandemic. To mitigate risks, we continue to evaluate the extent to which COVID-19 may impact our business and operations and adjust risk mitigation planning and business continuity activities as needed.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022	2021
REVENUES
Net product sales	$1,430,534	$1,117,935
License revenue	—	—
Total revenues	1,430,534	1,117,935

EXPENSES
Cost of product sales	1,099,677	916,624
General and administrative	2,660,857	2,952,100
Research and development	1,506,227	4,508,466
Sales and marketing	305,103	135,543
Total expenses	5,571,864	8,512,733

LOSS FROM OPERATIONS	(4,141,330)	(7,394,798)

OTHER INCOME (EXPENSE), NET
Gain on change in fair value of warrant liabilities	14,800	1,982,256
Interest income, net	4,824	12,718
Other income (expense), net	(376)	2,352
Total other income, net	19,248	1,997,326

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,122,082)	(5,397,472)

PROVISION FOR INCOME TAXES	5,438	605

NET LOSS	(4,127,520)	(5,398,077)

Net loss attributable to noncontrolling interest	(4,116)	—

Net loss attributable to Qualigen Therapeutics, Inc.	$(4,123,404)	$(5,398,077)

Other comprehensive loss, net of tax
Net loss	$(4,127,520)	$(5,398,077)
Foreign currency translation adjustment	65,540	—
Other comprehensive loss	(4,061,980)	(5,398,077)
Comprehensive loss attributable to noncontrolling interest	(4,116)	—
Comprehensive loss attributable to Qualigen Therapeutics, Inc. stockholders	$(4,057,864)	$(5,398,077)

Revenues

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the three-month periods ended June 30, 2022 and 2021 were approximately $1.4 million and $1.1 million, respectively, representing an increase of approximately $0.3 million, or 28%. This increase was due to the expiration of the Sekisui Distribution Agreement on March 31, 2022, at which time the services previously provided by Sekisui reverted to the Company, which resulted in the Company recognizing 100% of the revenue from direct sales of our FastPack diagnostic instruments and test kits.

Expenses

Cost of Product Sales

Cost of product sales increased during the three months ended June 30, 2022, to $1.1 million, or 77% of net product sales, compared to approximately $0.9 million, or 82% of net product sales, during the three months ended June 30, 2021. This increase of $0.2 million, and decrease as a percentage of sales was due primarily to the increase in sales during the three-month period and higher average unit selling prices due to the termination of the Sekisui agreement on March 31, 2022.

General and Administrative Expenses

General and administrative expenses decreased 10% from $3.0 million, during the three months ended June 30, 2021, to $2.7 million during the three months ended June 30, 2022. This decrease was primarily due to a $0.4 million reduction in spending for professional fees related to investor relations, legal, accounting, and consulting fees, partially offset by a $0.1 million increase in employee/director stock-based compensation expense.

Research and Development Costs

Research and development costs include therapeutics and diagnostics research and product development costs. Research and development costs decreased from $4.5 million for the three months ended June 30, 2021 to $1.5 million for the three months ended June 30, 2022. Of the $1.5 million of research and development costs for the three months ended June 30, 2022, $1.1 million (73%) was attributable to therapeutics and $0.4 million (27%) was attributable to diagnostics. Of the $4.5 million of research and development costs for the three months ended June 30, 2021, $4.2 million (93%) was attributable to therapeutics and $0.3 million (7%) was attributable to diagnostics.

The decrease in therapeutics research and development costs during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a $3.4 million decrease in pre-clinical research costs related to the potential application of QN-165 for the treatment of COVID-19 (which has since been deprioritized to a non-core program), a $0.2 million decrease in legal and recruiting fees, offset by an increase of $0.1 million in pre-clinical research costs for QN-302, which we acquired in January 2022, an increase of $0.2 million in pre-clinical research costs for QN-247, and an increase of $0.2 million in pre-clinical research costs for our RAS program.

The increase in diagnostics research and development costs during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due primarily to an increase in supplies expense of approximately $0.1 million.

For the future, we expect our therapeutic research and development costs to continue to outweigh our diagnostic research and development costs, and to be relatively lower in periods when we are focusing on pre-clinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $0.3 million for the three months ended June 30, 2022, an increase of $0.2 million or 125% from the three months ended June 30, 2021. This increase was primarily due to a $0.1 million increase in payroll expenses related to the assumption of Sekisui sales personnel in the current quarter, and also due to increased spending for advertising, conventions and tradeshows of $0.1 million.

Other Income (Expense), Net

Change in Fair Value of Warrant Liabilities

During the three months ended June 30, 2022 and 2021, we experienced a gain of approximately $15,000 and $2.0 million, respectively, on change in fair value of warrant liabilities, primarily due to declines in our stock price and reduction in the remaining terms of the warrants. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

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

Interest Income, Net

There was approximately $5,000 and $13,000 in interest income during the three months ended June 30, 2022 and 2021, respectively.

Other Income, Net

Other income was immaterial during the three months ended June 30, 2022 and 2021.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was immaterial during the three months ended June 30, 2022 and 2021.

Other comprehensive income-foreign currency translation adjustment

Other comprehensive income-foreign currency translation adjustment was $65,540 for the three months ended June 30, 2022 as compared to $0 for the three months ended June 30, 2021. The increase of $65,540 was due to the acquisition of NanoSynex in May 2022 and the translation of their June 30, 2022 financial statements into U.S. dollars from New Israeli Shekels.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
REVENUES
Net product sales	$2,152,563	$2,538,776
License revenue	—	478,654
Total revenues	2,152,563	3,017,430

EXPENSES
Cost of product sales	1,928,524	2,119,103
General and administrative	5,559,608	5,826,038
Research and development	3,370,972	8,007,840
Sales and marketing	443,426	272,129
Total expenses	11,302,530	16,225,110

LOSS FROM OPERATIONS	(9,149,967)	(13,207,680)

OTHER INCOME (EXPENSE), NET
Gain on change in fair value of warrant liabilities	698,042	2,535,064
Interest income, net	11,132	30,061
Other income (expense), net	(341)	2,894
Total other income, net	708,833	2,568,019

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,441,134)	(10,639,661)

PROVISION FOR INCOME TAXES	6,173	1,135

NET LOSS	(8,447,307)	(10,640,796)

Net loss attributable to noncontrolling interest	(4,116)	—

Net loss attributable to Qualigen Therapeutics, Inc.	$(8,443,191)	$(10,640,796)

Other comprehensive loss, net of tax
Net loss	$(8,447,307)	$(10,640,796)
Foreign currency translation adjustment	65,540	—
Other comprehensive loss	(8,381,767)	(10,640,796)
Comprehensive loss attributable to noncontrolling interest	(4,116)	—
Comprehensive loss attributable to Qualigen Therapeutics, Inc. stockholders	$(8,377,651)	$(10,640,796)

Revenues

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the six-month periods ended June 30, 2022 and 2021 were approximately $2.2 million and $2.5 million, respectively, representing a decrease of approximately $0.4 million, or 15%. This decrease was primarily due to the expiration of the Sekisui Distribution Agreement on March 31, 2022, which caused Sekisui to reduce its purchases from us during the first quarter of 2022, as it sold off its remaining inventory prior to the expiration of the agreement. However this reduction in Sekisui purchases during the first quarter was partially offset by higher direct sales of FastPack diagnostic instruments and test kits during the second quarter of 2022 and the Company recognizing 100% of the revenue from these sales, compared to the second quarter of 2021.

License Revenue

There was no license revenue for the six months ended June 30, 2022. During the six months ended June 30, 2021 there was approximately $0.5 million, due to the recognition of revenue from Yi Xin under the Technology Transfer Agreement.

Expenses

Cost of Product Sales

Cost of product sales decreased during the six months ended June 30, 2022, to $1.9 million, or 90% of net product sales, compared to approximately $2.1 million, or 83% of net product sales, during the six months ended June 30, 2021. This decrease of $0.2 million, and increase as a percentage of sales was due to a reduction in production volumes compared to the prior period due to the expiration of the Sekisui Distribution Agreement, as Sekisui sold off its remaining inventory during the first quarter.

General and Administrative Expenses

General and administrative expenses decreased from $5.8 million, during the six months ended June 30, 2021, to approximately $5.6 million during the six months ended June 30, 2022, a decrease of $0.3 million or 5%. This decrease was primarily due to a $0.6million decrease in investor relations, legal, accounting and consulting fees, partially offset by increases in stock-based compensation expense of $0.1 million, increases in wages/bonuses and related payroll taxes of $0.2 million

Research and Development Costs

Research and development costs include therapeutics and diagnostics research and product development costs. Research and development costs decreased from $8.0 million for the six months ended June 30, 2021 to $3.4 million for the six months ended June 30, 2022. Of the $3.4 million of research and development costs for the six months ended June 30, 2022, $2.7 million (80%) was attributable to therapeutics and $0.7 million (20%) was attributable to diagnostics. Of the $8.0 million of research and development costs for the six months ended June 30, 2021, $7.3 million (91%) was attributable to therapeutics and $0.7 million (9%) was attributable to diagnostics.

The decrease in therapeutics research and development costs during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a $6.0 million decrease in pre-clinical research costs related to the potential application of QN-165 for the treatment of COVID-19 (which has since been deprioritized to a non-core program), offset by an increase of $0.5 million in pre-clinical research costs for QN-302, which we acquired in January 2022, an increase of $0.6 million in pre-clinical research costs for QN-247, and an increase of $0.3 million in pre-clinical research costs for our RAS program.

There were no material changes in diagnostics research and development costs during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021

For the future, we expect our therapeutic research and development costs to continue to outweigh our diagnostic research and development costs, and to be relatively lower in periods when we are focusing on pre-clinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $0.4 million for the six months ended June 30, 2022 , an increase of $0.2 million or 63% from the six months ended June 30, 2021. This increase was primarily due to a $0.1 million increase in payroll expenses related to the assumption of Sekisui sales personnel in the current period and also due to increased spending for advertising, conventions and tradeshows of $0.1 million.

Other Income (Expense), Net

Change in Fair Value of Warrant Liabilities

During the six months ended June 30, 2022 and 2021, we experienced a gain of $0.7 million and $2.5 million, respectively, on change in fair value of warrant liabilities, primarily due to declines in our stock price, reductions in the remaining terms of the warrants during both periods, and warrant exercises during the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

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

Interest Income, Net

There was approximately $11,000 and $30,000 in interest income during the six months ended June 30, 2022 and 2021, respectively.

Other Income, Net

Other income was immaterial during the six months ended June 30, 2022 and 2021.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was immaterial during the six months ended June 30, 2022 and $0 during the six months ended June 30, 2021.

Other comprehensive income-foreign currency translation adjustment

Other comprehensive income-foreign currency translation adjustment was $65,540 for the six months ended June 30, 2022 as compared to $0 for the six months ended June 30, 2021. The increase of $65,540 was due to the acquisition of NanoSynex in May 2022 and the translation of their June 30, 2022 financial statements into U.S. dollars from New Israeli Shekels.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $9.7 million in cash. The Company has incurred recurring losses from operations and has an accumulated deficit at June 30, 2022. The Company expects to continue to incur losses subsequent to the condensed consolidated balance sheet date of June 30, 2022. In December 2021, the Company raised $8.82 million through a Securities Purchase Agreement with several institutional investors.

Based on the Company’s current cash position, and assuming currently planned expenditures and level of operations, the Company believes it has sufficient capital to fund operations for the 12-month period subsequent to the issuance of the accompanying unaudited condensed financial statements. We will need substantial additional funding to continue our operations, particularly for QN-302 clinical trials, to continue preclinical development of QN-247 and RAS-F, and to continue funding the NanoSynex operations.

As a pre-clinical development-stage therapeutics biotechnology company, we expect to continue to have net losses and negative cash flow from operations, which over time will challenge our liquidity. There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute our business plan, we will require significant additional financing for planned research and development activities, capital expenditures, clinical and pre-clinical testing and commercialization activities. There can be no assurance that further financing can be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

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

Our condensed consolidated balance sheet at June 30, 2022 includes $1.0 million of warrant liabilities. We do not consider the warrant liabilities to constrain our liquidity, as a practical matter. Our current liabilities at June 30, 2022 include $0.9 million of accounts payable and $1.4 million of accrued expenses and other current liabilities.

Contractual Obligations and Commitments

On December 15, 2021, our wholly-owned subsidiary Qualigen, Inc. entered into a Second Amendment to Lease with Bond Ranch LP. This Amendment extended the Company’s triple-net leasehold on its existing 22,624-square-foot headquarters/manufacturing facility at 2042 Corte del Nogal, Carlsbad, California for the 61-month period of November 1, 2022 to November 30, 2027. Over the 61 months, the base rent payable will total $1,950,710; however, the base rent for the first 12 months of the 61-month period will be only $335,966. Additionally, Qualigen, Inc. is entitled to a $339,360 tenant improvement allowance. See Note 12 – Commitments and Contingencies of the consolidated financial statements for additional details.

We have no material contractual obligations that are not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to the financial statements.

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

License and Sponsored Research Agreements with ULRF

We have multiple license and sponsored research agreements with UofL Research Foundation (“ULRF”). Under these agreements, we have taken over development, regulatory approval and commercialization of various drug compounds from ULRF and are responsible for maintenance of the related intellectual property portfolio. We agreed to reimburse ULRF for sponsored research expenses of up to $805,000 and prior patent costs of up to $200,000 for QN-247. As of June 30, 2022, there were no remaining unexpensed amounts under this sponsored research agreement for QN-247. We also agreed to reimburse ULRF for sponsored research expenses of up to $2.7 million and prior patent costs of up to $112,000 for RAS. As of June 30, 2022 we had up to $1.2 million remaining due under this sponsored research agreement for RAS. We agreed to reimburse ULRF for sponsored research expenses of up to $430,000 and prior patent costs of up to $24,000 for QN-165. As of June 30, 2022 we had no remaining unexpensed amounts under this sponsored research agreement for QN-165. Under the terms of these agreements, we are required to make patent maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of any sublicense income.

On January 13, 2022, we entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) The program’s lead compound will be further developed at Qualigen under the name QN-302 as a candidate for treatment of pancreatic ductal adenocarcinoma (PDAC), which represents the vast majority of pancreatic cancers. The Agreement requires (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments, and a percentage of any non-royalty sublicensing consideration paid to Qualigen.

Termination of Sekisui Distribution Agreement

Following the expiration of the Sekisui Distribution Agreement, in the second quarter of 2022 the Company has a commitment to purchase leased FastPack rental systems back from Sekisui at Sekisui’s net book value, the amount of which has not yet been determined.

Master Agreement for the Operational and Technological Funding of NanoSynex

As a condition to the closing of the NanoSynex transaction on May 26, 2022, the Company entered into a Master Agreement for the Operational and Technological Funding of NanoSynex (the “Funding Agreement”) pursuant to which we agreed to fund NanoSynex up to an aggregate of approximately $10.4 million over the next three years, subject to NanoSynex’s achievement of certain performance milestones specified in the Funding Agreement and the satisfaction of other terms and conditions described in the Funding Agreement. The Company may terminate the Funding Agreement after October 29, 2022 upon 120 days’ notice.

Other Service Agreements

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(7,827,798)	$(8,785,057)
Investing activities	71,871	(114,691)
Financing activities	3,859	155,580
Net decrease in cash	$(7,752,068)	$(8,744,168)

Net Cash Used in Operating Activities

During the six months ended June 30, 2022, operating activities used $7.8 million of cash, primarily resulting from a net loss of $8.4 million. Cash flows from operating activities (as opposed to net loss) for the six months ended June 30, 2022 benefitted from $2.7 million in stock-based compensation expense, a $0.2 million decrease in net accounts receivable, and depreciation and amortization of $0.2 million. Cash flows from operating activities (as opposed to net loss) for the six months ended June 30, 2022 were negatively impacted by a $0.8 million decrease in accrued expenses and other current liabilities, a $0.6 million increase in prepaid expenses and other assets, $0.3 million increase in net inventory, a $0.7 million decrease in fair value of warrant liabilities and a $0.1 million decrease in operating lease liability.

During the six months ended June 30, 2021, operating activities used $8.8 million of cash, primarily resulting from a net loss of $10.6 million. Cash flows from operating activities for the six months ended June 30, 2021 benefitted from the $0.7 million decrease in prepaid expenses and other assets, a $2.5 million increase in stock-based compensation expense, a $1.2 million increase in accrued expenses and other current liabilities and a $0.3 million increase in accounts payable, due to higher costs related to therapeutics research and development. On the other hand, cash flows from operating activities for the six months ended June 30, 2021 were negatively impacted by a $2.5 million decrease in fair value of warrant liabilities, a $0.2 million increase in accounts receivable, and a $0.2 million increase in deferred revenue. The decrease in prepaid expenses was primarily due to the expensing during the period of $1.1 million of previous prepayments to STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, our manufacturer of QN-165 for our anticipated clinical trials, but was offset in part by an approximately $0.6 million increase of prepaid expenses for director and officer liability insurance.

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was approximately $0.1 million, primarily due to $0.7 million in cash acquired in the NanoSynex transaction, offset by the $0.6 million purchase of NanoSynex stock.

During the six months ended June 30, 2021, net cash used in investing activities was approximately $0.1 million, primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $4,000, due to net proceeds from exercise of warrants.

Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $0.2 million, due to approximately $0.3 million of net proceeds from the exercise of warrants, offset by $0.1 million in principal payments on notes payable.

Critical Accounting Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) are most critical to understanding and evaluating our reported financial results. During the three and six months ended June 30, 2022, other than the business combinations, IPR&D, and goodwill accounting policies described below, there have been no material changes to the critical accounting policies and estimates as described in Item 7 of our 2021 Annual Report.

The Company accounts for business combinations using the acquisition method pursuant to FASB ASC Topic 805. This method requires, among other things, that results of operations of acquired companies are included in the Company’s financial results beginning on the respective acquisition dates, and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Each of these factors can significantly affect the value of the intangible asset. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

IPR&D represents the fair value assigned to the research and development assets that have not reached technological feasibility. The value assigned to IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flow to present value. The revenue and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing the new product. Additionally, projections consider relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions. The rates utilized to discount the net cash flow to its present value are commensurate with the stage of development of the project and uncertainties in the economic estimates used in the projections. Upon the acquisition of acquired IPR&D, an assessment is completed as to whether the acquisition constitutes an acquisition of the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance, and the Company’s rationale for entering into the transaction.

If a business is acquired, as defined under the applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If an asset or group of assets is acquired that do not meet the definition under the applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense in the Company’s consolidated statements of income as they are incurred.

IPR&D is evaluated for impairment annually using the same methodology as described above for calculating fair value. If the carrying value of the acquired IPR&D exceeds the fair value, then the intangible asset is written down to its fair value, with the resulting adjustment recorded as a charge to operations. Changes in estimates and assumptions used in determining the fair value of acquired IPR&D could result in an impairment.

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired, when accounted for using the purchase method of accounting. Goodwill has an indefinite useful life and is not amortized but is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

In testing for impairment, the fair value of the reporting unit is compared to the carrying value. If the net assets assigned to the reporting unit exceed the fair value of the reporting unit, an impairment loss equal to the difference would be recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of June 30, 2022 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “2013 Framework”). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective because of a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with generally accepted accounting principles, as further described in our 2021 Annual Report. We have taken and are taking steps to remediate the material weakness, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures. Nevertheless, an internal control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal control can provide absolute assurance that all internal control issues and instances of fraud, if any, within a company are detected.

Except as described above, there were no changes to the Company’s internal control over financial reporting made during the quarter ended June 30, 2022 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do expect to implement additional internal controls related to the acquisition of NanoSynex to include internal and external audits related to the international operations of this entity.

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

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s 2021 Annual Report under the heading “Risk Factors.” When any one or more of these risks materialize, the Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be materially and adversely affected. Except for the following additional risk factors related to the acquisition of NanoSynex, Ltd., there have been no material changes to the Company’s risk factors described in the 2021 Annual Report.

Risks Related to the Acquisition of NanoSynex, Ltd. (“NanoSynex”)

The NanoSynex acquisition may not be successful in achieving its intended benefits and may disrupt our current operations.

In May 2022, we acquired a majority interest in NanoSynex, Ltd (“NanoSynex”). This acquisition poses a number of potential integration risks that may result in negative consequences to our business, financial condition, and results of operations. These risks include, but are not limited to:

●	failure of the business to perform as planned following the acquisition, and to receive the necessary regulatory approvals for its Antimicrobial Susceptibility Testing (AST) platform;

●	the assimilation and retention of employees, including key employees;

●	higher than expected costs and/or a need to allocate resources to manage unexpected operating difficulties;

●	diversion of the attention and resources of management or other disruptions to current operations;

●	retaining required regulatory approvals, licenses, and permits;

●	the assumption of liabilities of the acquired business not identified during due diligence; and

●	other unanticipated issues, expenses, and liabilities.

●	establishing appropriate internal controls for the management of overseas financial and other resources.

In addition, while we are based in Carlsbad, California, NanoSynex’s operations are located in Ness Ziona, Israel, which could further stretch our resources and management’s time, and we will need to rely, to a large extent, on the existing executive team of NanoSynex. Failure to adequately integrate our operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

Our Master Agreement for the Operational and Technological Funding of NanoSynex obligates us to make milestone payments to NanoSynex.

As a condition to the closing with NanoSynex, we entered into a Master Agreement for the Operational and Technological Funding of NanoSynex (the “Funding Agreement”) with NanoSynex pursuant to which we have agreed to fund NanoSynex up to an aggregate of approximately $10.4 million over the next three years, subject to NanoSynex’s achievement of certain performance milestones specified in the Funding Agreement and the satisfaction of other terms and conditions described in the Funding Agreement.

The requirement to make any payments under the Funding Agreement will reduce our liquidity. Furthermore, there can be no assurance that we will have the funds necessary to make the required payments to NanoSynex, if required, or be able to raise such funds when needed on terms acceptable to us, or at all. As a result, we may be required to delay our product development or future commercialization efforts. In addition, our inability to make any required payments to NanoSynex could negatively impact NanoSynex’s ability to further its development efforts, which will ultimately have a negative impact on our business and results of operations due to our majority interest in NanoSynex. We may terminate this agreement after October 29, 2022, but only after providing 120 days’ notice.

Under the terms of the Funding Agreement, we will receive in exchange for any payment made to NanoSynex under the Funding Agreement one or more promissory notes (which may contain convertible features) with a face value equal to the amount paid by us to NanoSynex upon satisfaction of the applicable performance milestones. Any promissory notes issued to us by NanoSynex under the Funding Agreement will bear interest at a rate of 9.00% per annum on the principal balance from time to time outstanding under the promissory note. If NanoSynex is unable to make the required payments of principal or interest under any promissory notes that are issued, our liquidity will be negatively impacted, which may require us to delay our product development or future commercialization efforts.

Because a significant portion of NanoSynex’s total assets are represented by goodwill, indefinite-lived intangible assets, and definite-lived intangible assets, we could be required to write off some or all of this goodwill and other intangibles, which may adversely affect our financial condition and results of operations.

We used the acquisition method of accounting to account for the acquisition of a majority interest in NanoSynex consummated on May 26, 2022. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The purchase price allocation resulted in a goodwill value of $4.9 million and a value of $5.7 million related to other intangible assets. The carrying value of these assets as of June 30, 2022, was $4.9 million and $5.7 million, respectively. When we perform impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated January 15, 2020	8-K	001-37428	2.1	January 21, 2020

2.2	Amendment No. 1 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated February 1, 2020	S-4	333-236235	Annex B	April 6, 2020

2.3	Amendment No. 2 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated March 26, 2020	S-4	333-236235	Annex C	April 6, 2020

2.4	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company.	8-K	001-37428	2.4	May 29, 2020

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	July 1, 2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	September 15, 2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	March 22, 2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	May 29, 2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	May 29, 2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	May 29, 2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [name change]	8-K	001-37428	3.4	May 29, 2020

3.8	Amended and Restated Bylaws of the Company, through August 10, 2021	10-Q	001-37428	3.8	August 16, 2021

4.1	Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate	8-K	001-37428	4.1	October 4, 2017

4.2	First Amendment to Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc.	8-K	001-37428	4.1	May 7, 2018

4.3	Second Amendment to Warrant Agency Agreement between the Company and Equiniti Group plc, dated November 9, 2020	10-K	001-37428	4.3	March 31, 2021

4.4	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.13	May 29, 2020

4.5	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	May 29, 2020

4.6	Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	July 10, 2020

4.7	Pre-Funded Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.3	July 10, 2020

4.8	Common Stock Purchase Warrant for 1,287,829 shares in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	August 4, 2020

4.9	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	December 18, 2020

4.10	“Deferred” Common Stock Purchase Warrant for 842,696 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	December 18, 2020

4.11	“Prefunded” Common Stock Purchase Warrant for 1,000,000 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.5	December 18, 2020

4.12	Form of liability classified Warrant to Purchase Common Stock (“exploding warrant”)	10-K	001-37428	4.13	March 31, 2021

4.13	Form of “service provider” (non-”exploding”) compensatory equity classified Warrant	10-K	001-37428	4.14	March 31, 2021

4.14	Description of Common Stock	10-K	001-37428	4.7	March 31, 2020

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

August 15, 2022	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Michael S. Poirier
	Name:	Michael S. Poirier
	Title:	Chief Executive Officer

