Form 10-Q
period 2022-09-30
Qualigen Therapeutics, Inc.
filed 2022-11-14
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 42,110,182 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$6,618,141	$17,538,272
Accounts receivable, net	603,291	822,351
Inventory, net	1,481,524	1,055,878
Prepaid expenses and other current assets	1,692,472	1,379,896
Total current assets	10,395,428	20,796,397
Restricted cash	5,624	—
Right-of-use assets	1,479,618	1,645,568
Property and equipment, net	311,531	204,216
Intangible assets, net	5,852,074	171,190
Goodwill	4,896,223	—
Other assets	18,334	18,334
Total Assets	$22,958,832	$22,835,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$596,039	$886,224
Accrued expenses and other current liabilities	1,471,327	1,793,901
R&D grant liability	905,603	—
Deferred revenue, current portion	102,640	135,063
Operating lease liability, current portion	198,373	134,091
Short term debt-related party	941,261	—
Warrant liabilities	666,000	1,686,200
Total current liabilities	4,881,243	4,635,479
Operating lease liability, net of current portion	1,365,459	1,542,564
Deferred revenue, net of current portion	60,521	92,928
Deferred tax liability	736,000	—
Total liabilities	7,043,223	6,270,971
Stockholders’ equity
Qualigen Therapeutics, Inc. stockholders’ equity:
Common stock, $0.001 par value; 225,000,000 shares authorized; 42,110,182 and 35,290,178 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	42,110	35,290
Additional paid-in capital	108,967,248	101,274,073
Accumulated other comprehensive income	154,063	—
Accumulated deficit	(97,012,929)	(84,744,629)
Total Qualigen Therapeutics, Inc. stockholders’ equity	12,150,492	16,564,734
Noncontrolling interest	3,765,117	—
Total Stockholders’ Equity	15,915,609	16,564,734
Total Liabilities & Stockholders’ Equity	$22,958,832	$22,835,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Net product sales	$1,441,065	$1,155,065	$3,593,628	$3,693,842
License revenue	—	—	—	478,654
Total revenues	1,441,065	1,155,065	3,593,628	4,172,496
EXPENSES
Cost of product sales	1,278,029	993,120	3,206,553	3,112,224
General and administrative	2,618,021	2,756,323	8,177,627	8,582,361
Research and development	1,688,096	2,083,315	5,059,067	10,091,155
Sales and marketing	239,865	130,217	683,291	402,347
Total expenses	5,824,011	5,962,975	17,126,538	22,188,087

LOSS FROM OPERATIONS	(4,382,946)	(4,807,910)	(13,532,910)	(18,015,591)

OTHER INCOME, NET
Gain on change in fair value of warrant liabilities	321,300	1,763,936	1,019,342	4,299,000
Interest income, net	4,631	6,801	15,763	36,863
Other income, net	1,139	702	795	3,596
Total other income, net	327,070	1,771,439	1,035,900	4,339,459

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,055,876)	(3,036,471)	(12,497,010)	(13,676,132)

PROVISION FOR INCOME TAXES	—	1,011	6,173	2,146

NET LOSS	(4,055,876)	(3,037,482)	(12,503,183)	(13,678,278)

Net loss attributable to noncontrolling interest	(230,767)	—	(234,883)	—

Net loss attributable to Qualigen Therapeutics, Inc.	$(3,825,109)	$(3,037,482)	$(12,268,300)	$(13,678,278)

Net loss per common share, basic and diluted	$(0.10)	$(0.10)	$(0.33)	$(0.48)
Weighted—average number of shares outstanding, basic and diluted	39,444,058	29,026,211	37,154,623	28,683,972

Other comprehensive loss, net of tax
Net loss	$(4,055,876)	$(3,037,482)	$(12,503,183)	$(13,678,278)
Foreign currency translation adjustment	88,523	—	154,063	—
Other comprehensive loss	(3,967,353)	(3,037,482)	(12,349,120)	(13,678,278)
Comprehensive loss attributable to noncontrolling interest	(230,767)	—	(234,883)	—
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(3,736,586)	$(3,037,482)	$(12,114,237)	$(13,678,278)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Qualigen
	Common Stock		Additional	Accumulated Other		Therapeutics, Inc.		Total
	Shares	Amount $	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Stockholders’ Equity
Balance at December 31, 2021	35,290,178	$35,290	$101,274,073	$—	$(84,744,629)	$16,564,734	$—	$16,564,734
Stock issued upon exercise of warrants	5,363	5	4,711	—	—	4,716	—	4,716
Stock-based compensation	—	—	1,267,166	—	—	1,267,166	—	1,267,166
Net loss	—	—	—	—	(4,319,787)	(4,319,787)	—	(4,319,787)
Balance at March 31, 2022	35,295,541	$35,295	$102,545,950	$—	$(89,064,416)	$13,516,829	$—	$13,516,829
Common stock issued for business acquisition	3,500,000	3,500	1,841,000	—	—	1,844,500	—	$1,844,500
Prefunded warrants issued for business acquisition	—	—	1,746,816	—	—	1,746,816	—	1,746,816
Foreign currency translation adjustment	—	—	—	65,540	—	65,540	—	65,540
Fair value of noncontrolling interest related to business acquisition	—	—	—	—	—	—	4,000,000	4,000,000
Fair value of warrant modification for business acquisition	—	—	696	—	—	696	—	696
Stock-based compensation	—	—	1,423,282	—	—	1,423,282	—	1,423,282
Net loss	—	—	—	—	(4,123,404)	(4,123,404)	(4,116)	(4,127,520)
Balance at June 30, 2022	38,795,541	$38,795	$107,557,744	$65,540	$(93,187,820)	$14,474,259	$3,995,884	$18,470,143
Stock issued upon exercise of warrants	3,314,641	3,315	—	—	—	3,315	—	$3,315
Foreign currency translation adjustment	—	—	—	88,523	—	88,523	—	88,523
Stock-based compensation	—	—	1,409,504	—	—	1,409,504	—	1,409,504
Net loss	—	—	—	—	(3,825,109)	(3,825,109)	(230,767)	(4,055,876)
Balance at September 30, 2022	42,110,182	$42,110	$108,967,248	$154,063	$(97,012,929)	$12,150,492	$3,765,117	$15,915,609

	Series Alpha Convertible							Total Qualigen
	Preferred Stock		Common Stock		Additional	Accumulated Other		Therapeutics, Inc.		Total
	Shares	Amount $	Shares	Amount $	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Stockholders’ Equity
Balance at December 31, 2020	$180	$1	27,296,061	$27,296	$85,114,755	$—	$(66,847,492)	$18,294,560	$—	$18,294,560
Stock issued upon cash exercise of warrants	—	—	1,319,625	1,320	1,813,353		—	1,814,673		1,814,673
Stock issued upon net-exercise of warrants	—	—	192,373	192	(192)		—	—		—
Stock issued for professional services	—	—	25,000	25	101,725		—	101,750		101,750
Stock-based compensation	—	—	—	—	1,262,123		—	1,262,123		1,262,123
Net loss	—	—	—	—	—		(5,242,719)	(5,242,719)		(5,242,719)
Balance at March 31, 2021	180	$1	28,833,059	$28,833	$88,291,764	$—	$(72,090,211)	$16,230,387	$—	$16,230,387
Stock issued upon cash exercise of warrants	—	—	69,129	69	142,513		—	142,582		142,582
Stock-based compensation	—	—	—	—	1,286,926		—	1,286,926		1,286,926
Net loss	—	—	—	—	—		(5,398,077)	(5,398,077)		(5,398,077)
Balance at June 30, 2021	180	$1	28,902,188	$28,902	$89,721,203	$—	$(77,488,288)	$12,261,818	$—	$12,261,818
Stock issued upon cash exercise of warrants	—	—	179,881	180	129,245		—	129,425		129,425
Stock-based compensation	—	—	—	—	1,313,357		—	1,313,357		1,313,357
Net loss	—	—	—	—	—		(3,037,482)	(3,037,482)		(3,037,482)
Balance at September 30, 2021	180	$1	29,082,069	$29,082	$91,163,805	$—	$(80,525,770)	$10,667,118	$—	$10,667,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,503,183)	$(13,678,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,661	82,404
Amortization of right-of-use assets	165,949	166,657
Accounts receivable reserves and allowances	87,370	15,295
Inventory reserves	12,417	20,040
Common stock issued for professional services	—	101,750
Stock-based compensation	4,099,952	3,862,406
Change in fair value of warrant liabilities	(1,019,342)	(4,299,000)

Changes in operating assets and liabilities:
Accounts receivable	203,697	(33,088)
Inventory and equipment held for lease	(438,063)	(138,885)
Prepaid expenses and other assets	(313,166)	1,077,381
Accounts payable	(294,513)	407,933
Accrued expenses and other current liabilities	(539,907)	1,052,693
R&D grant liability	(393,033)	—
Operating lease liability	(112,823)	(187,671)
Deferred revenue	(64,830)	(267,047)
Net cash used in operating activities	(11,009,814)	(11,817,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(74,743)	(117,463)
Payments for patents and licenses	—	(6,893)
Net cash acquired in business combination	135,354	—
Net cash provided by (used in) investing activities	60,611	(124,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warrant exercises	7,173	423,744
Principal payments on notes payable	—	(138,739)
Net cash provided by financing activities	7,173	285,005

Net change in cash and restricted cash	(10,942,030)	(11,656,761)
Effect of exchange rate changes on cash and restricted cash	27,523	—
Cash and restricted cash - beginning of period	17,538,272	23,976,570
Cash and restricted cash - end of period	$6,623,765	$12,319,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$1,233
Taxes	$3,501	$2,200

NONCASH FINANCING AND INVESTING ACTIVITIES:
Net transfers from equipment held for lease to inventory	$—	$1,304
Fair value of shares issued for cashless warrant exercises	$—	$722,970
Fair value of warrant liabilities on date of exercise	$858	$1,841,900

ACQUISITION:
Fair value of assets acquired	$(5,896,278)	—
Fair value of liabilities assumed, net of goodwill	2,439,620	—
Fair value of Alpha Capital/Qualigen warrants repriced due to acquisition	696	—
Fair value of Qualigen prefunded warrant issued in exchange for NanoSynex stock	1,746,816	—
Fair value of Qualigen common stock issued in exchange for NanoSynex stock	1,844,500	—
Net cash acquired in business combination (Note 3)	$135,354	$—

Cash and restricted cash included in the accompanying balance sheet was as follows:
Cash	$6,618,141	$12,319,809
Restricted cash	5,624	—
Total cash and restricted cash	$6,623,765	$12,319,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Organization

Qualigen, Inc., now a subsidiary of Qualigen Therapeutics, Inc., was incorporated in Minnesota in 1996 to design, develop, manufacture and sell Physician Office Laboratory (“POL”) market quantitative immunoassay diagnostic products for use in physician offices and other point-of-care settings worldwide, and was reincorporated in Delaware in 1999. In May 2020, Qualigen, Inc. completed a reverse recapitalization transaction with Ritter Pharmaceuticals, Inc. (“Ritter”) and Ritter was renamed Qualigen Therapeutics, Inc. All shares of Qualigen, Inc.’s capital stock were exchanged for Qualigen Therapeutics, Inc.’s capital stock in the merger. Ritter/Qualigen Therapeutics common stock, which was previously traded on the Nasdaq Capital Market under the ticker symbol “RTTR,” commenced trading on the Nasdaq Capital Market, on a post-reverse-stock-split adjusted basis, under the trading symbol “QLGN” on May 26, 2020. Qualigen Therapeutics, Inc. (the “Company”) operates in one business segment.

.

On May 26, 2022, the Company acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex, Ltd. (“NanoSynex”) from Alpha Capital Anstalt (“Alpha Capital”) in exchange for 3,500,000 shares of the Company’s common stock and a prefunded warrant to purchase 3,314,641 shares of the Company’s common stock at an exercise price of $0.001 per share. Concurrently with this transaction, the Company also purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in the Company acquiring a 52.8% interest in NanoSynex. The Company envisions future synergies from the integration of its own proprietary results-proven FastPack diagnostics platform with the innovative NanoSynex technology. NanoSynex is a micro-biologics diagnostics company domiciled in Israel.

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

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the three and nine months ended September 30, 2022 and 2021, no such impairment losses have been recorded.

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

Accounts receivable, net is comprised of the following at:

	September 30,	December 31,
	2022	2021
Accounts Receivable	$763,766	$1,070,196
Less Allowances	(160,475)	(247,845)
	$603,291	$822,351

Research and Development

Except for acquired in process research and development (IPR&D), the Company expenses research and development costs as incurred including therapeutics license costs.

R&D Grants

NanoSynex has received R&D grants from Israel Innovation Authority (IIA) and from the European Commission. These grants may provide cash funding to NanoSynex from time to time in advance of the applicable costs being incurred. When such cash funding is received from these grants in advance, the proceeds are recorded as a current or non-current R&D grant liability based on the time from the condensed consolidated balance sheets date to the expected future date of recognition as a reduction to research and development expenses.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales which totaled approximately $91,000 and $29,000, respectively, for the three months ended September 30, 2022 and 2021, and approximately $201,000 and $88,000, respectively, for the nine months ended September 30, 2022 and 2021. Other shipping and handling costs included in general and administrative, research and development, and sales and marketing expenses totaled approximately $4,000 and $3,000 for the three months ended September 30, 2022 and 2021, respectively, and approximately $12,000 and $8,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable upfront fees allocated to the license when the license is transferred to the customer and the customer can benefit from the license. For licenses that are bundled with other performance obligations, management uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition. During the three months ended September 30, 2022 and 2021, the Company recognized no license revenue, and during the nine months ended September 30, 2022 and 2021, the Company recognized license revenue of $0 and approximately $479,000, respectively.

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

Multiple performance obligations include contracts that combine both the Company’s analyzer and a customer’s future reagent purchases under a single contract. In some sales contracts, the Company provides analyzers at no charge to customers. Title to the analyzer is maintained by the Company and the analyzer is returned by the customer to the Company at the end of the purchase agreement.

During the three months ended September 30, 2022 and 2021, product sales are stated net of an allowance for estimated returns of approximately $56,000 and $0, respectively. During the nine months ended September 30, 2022 and 2021, product sales are stated net of an allowance for estimated returns of approximately $109,000 and $1,000, respectively.

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

Operating Leases

Effective April 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842) Targeted Improvements (“Topic 842”). In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. (See Note 12- Commitments and Contingencies for more information).

Property and Equipment, Net

Property and equipment are stated at cost and are presented net of accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Machinery and equipment	5 years
Computer equipment	3 years
Molds and tooling	5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives. The Company occasionally designs and builds its own machinery. The costs of these projects, which include the cost of construction and other direct costs attributable to the construction, are capitalized as construction in progress. No provision for depreciation is made on construction in progress until the relevant assets are completed and placed in service.

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

In testing for impairment, the fair value of the reporting unit is compared to the carrying value. If the net assets assigned to the reporting unit exceed the fair value of the reporting unit, an impairment loss equal to the difference is recorded.

Intangible Assets

In Process R&D

Acquired in process R&D (IPR&D) represents the fair value assigned to the research and development assets that have not reached technological feasibility. The value assigned to IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flow to present value. The revenue and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing the new product. Additionally, projections consider relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions. The rates utilized to discount the net cash flow to its present value are commensurate with the stage of development of the project and uncertainties in the economic estimates used in the projections. Upon the acquisition of acquired IPR&D, an assessment is completed as to whether the acquisition constitutes an acquisition of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance, and the Company’s rationale for entering into the transaction.

If a business is acquired, as defined under the applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If an asset or group of assets is acquired that do not meet the definition under the applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense in the Company’s condensed consolidated statements of operations and other comprehensive (loss) as they are incurred.

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

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations and other comprehensive (loss). Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 10- Warrant Liabilities).

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

Accrued warranty liabilities were approximately $137,000 and $60,000, respectively, as of September 30, 2022 and December 31, 2021 and are included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Warranty costs were approximately $91,000 and $28,000 for the three months ended September 30, 2022 and 2021, respectively, and approximately $41,000 and $72,000 for the nine months ended September 30, 2022 and 2021, respectively, and are included in cost of product sales in the condensed consolidated statements of operations and other comprehensive loss.

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

Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to NanoSynex was $88,523 at September 30, 2022.

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

Global Economic Conditions

Russia’s Invasion of Ukraine

In February 2022, Russia invaded Ukraine. While the Company has limited exposure in Russia and Ukraine, the Company continues to monitor any broader impact to the global economy, including with respect to inflation, supply chains and fuel prices. The full impact of the conflict on the Company’s business and financial results remains uncertain and will depend on the severity and duration of the conflict and its impact on regional and global economic conditions.

Inflationary Cost Environment

During fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues. The Company is subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure.

Ongoing COVID-19 Pandemic

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of September 30, 2022, the Company had approximately $6.6 million in cash and an accumulated deficit of $97.0 million. For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company used cash of $11.0 million and $14.7 million, respectively, in operations. The Company’s cash balances are expected to fund operations into the third quarter of 2023. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

As a pre-clinical development-stage therapeutics biotechnology company, we expect to continue to have net losses and negative cash flow from operations, which over time will challenge our liquidity. There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute our business plan, we will require significant additional financing for planned research and development activities, capital expenditures, clinical and pre-clinical testing for QN-302 clinical trials, to continue preclinical development of RAS and QN-247, and to continue funding the NanoSynex operations (See Note 3-Acquisition), as well as commercialization activities.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. In December 2021, the Company raised $8.82 million from several institutional investors. There can be no assurance that further financing can be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying financial statements.

NOTE 3 — ACQUISITION

Business Combination

The Company acquired a 52.8% voting equity interest in NanoSynex on May 26, 2022 (the “Acquisition Date”) through: (1) the purchase of 2,232,861 shares Preferred A-1 Stock of NanoSynex from Alpha Capital for 3,500,000 shares of the Company’s common stock and a prefunded warrant to purchase 3,314,641 shares of the Company’s common stock at a purchase price of $0.001 per share and, (2) the purchase of 381,786 shares of Series B preferred stock of NanoSynex from NanoSynex in exchange for $600,000.

The acquisition of the majority interest of NanoSynex was accounted for as a business combination using the acquisition method, in accordance with FASB ASC Topic 805. A summary of the consideration transferred and provisional fair value of assets acquired and liabilities assumed in the NanoSynex acquisition is as follows:

Consideration transferred, net of cash acquired
Cash paid for NanoSynex preferred stock:	$600,000

Purchase of NanoSynex preferred stock:
Price per share of Qualigen Stock on May 26, 2022	$0.527
FMV of 3,500,000 shares of Qualigen stock issued to Alpha Capital Anstalt	$1,844,500
FMV of 3,314,641 shares of Qualigen stock related to prefunded warrant issued to Alpha Capital Anstalt	$1,746,816
Total consideration paid for NanoSynex preferred stock	$3,591,316

FMV of consideration related to related to repricing of 70,478 shares of Alpha Capital/Qualigen warrants *	$696

NanoSynex cash acquired	(735,354)
Total consideration transferred, net of cash acquired	$3,456,658

*	See disclosure under Noncompensatory Equity Classified Warrants regarding May 26, 2022 transaction-Note 14-Stockholders’ Equity

Purchase Price Allocation
Accounts receivable	$75,336
Property and equipment	120,942
In process R&D	5,700,000
Accounts payable	(4,588)
Accrued expenses and other payables	(291,093)
R&D grant liability	(1,362,264)
Short term debt	(941,898)
Deferred tax liability	(736,000)
Noncontrolling interest assumed	(4,000,000)
Identifiable net assets acquired	(1,439,565)
Goodwill	4,896,223
Total consideration transferred, net of cash acquired	$3,456,658

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

As a condition to the closing, the Company agreed to provide NanoSynex with up to $10.4 million of future funding based on NanoSynex’s achievement of certain future development milestones and subject to other terms and conditions described in the Funding Agreement entered into with NanoSynex. (See Note 2-Liquidity for further details regarding the terms and conditions of the Funding Agreement).

The Company’s condensed consolidated statement of operations and other comprehensive loss for three and nine months ended September 30, 2022 include $488,914 and $497,636, respectively, of net loss associated with the results of operations of NanoSynex from the Acquisition Date to September 30, 2022.

The following pro forma information has been prepared as if the NanoSynex acquisition occurred on January 1, 2021. The following unaudited supplemental pro forma consolidated results do not purport to reflect what the combined Company’s results of operations would have been, nor do they project the future results of operations of the combined Company. The unaudited supplemental pro forma consolidated results reflect the historical financial information of Qualigen and NanoSynex, adjusted to give effect to the NanoSynex acquisition as if it had occurred on January 1, 2021, as well as to record NanoSynex stock compensation expense and to record the net loss related to the noncontrolling interest, in accordance with generally accepted accounting principles:

	Consolidated Pro Forma Financial
	Results for the Nine Months Ending
	September 30,	September 30,
	2022	2021
Net revenue	$3,593,628	$4,172,496
Net loss attributable to Qualigen Therapeutics, Inc.	$(12,748,015)	$(14,026,542)

NOTE 4 — INVENTORY, NET

Inventory, net consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw materials	$1,023,263	$823,315
Work in process	228,882	188,135
Finished goods	229,379	44,428
	$1,481,524	$1,055,878

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Prepaid insurance	$1,564,161	$1,197,726
Prepaid manufacturing expenses	38,056	67,410
Other prepaid expenses	90,255	114,760
	$1,692,472	$1,379,896

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Machinery and equipment	$2,506,367	$2,482,841
Computer equipment	506,034	345,117
Leasehold improvements	333,271	333,271
Molds and tooling	260,002	260,002
Furniture and fixtures	144,832	143,013
Equipment held for lease, net	74	296
	3,750,580	3,564,540
Accumulated depreciation	(3,439,049)	(3,360,324)
	$311,531	$204,216

Depreciation expense relating to property and equipment was approximately $24,000 and $19,000 for the three months ended September 30, 2022 and 2021, respectively, and $72,000 and $51,000 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 — GOODWILL, IPR&D AND OTHER INTANGIBLES

		September 30,	December 31,
		2022	2021
	Estimated Useful Lives	Gross carrying amounts	Gross carrying amounts

Goodwill		$4,896,223	$-

Finite-lived intangible assets:
Developed-product-technology rights	8 - 17 years	479,103	479,103
Licensing rights	10 years	418,836	418,836
Less: Accumulated amortization		(745,865)	(726,749)
Total finite-lived intangible assets, net		152,074	171,190
Indefinite-lived intangible assets:
In-process research and development		5,700,000	—
Total other intangible assets, net		$5,852,074	$171,190

The carrying value of the patents of approximately $145,000 and $159,000 at September 30, 2022 and December 31, 2021, respectively, are stated net of accumulated amortization of approximately $334,000 and $320,000, respectively. Amortization of patents charged to operations for the three months ended September 30, 2022 and 2021 was approximately $5,000, respectively, and for the nine months ended September 30, 2022 and 2021 was approximately $14,000 and $12,000, respectively. Total future estimated amortization of patent costs for the five succeeding years is approximately $5,000 for the remaining three months in the year ending December 31, 2022, approximately $18,000 for year 2023, approximately $15,000 for year 2024, and approximately $14,000 for years 2025, 2026 and 2027.

The carrying value of the in-licenses of approximately $7,000 and $12,000 at September 30, 2022 and December 31, 2021, respectively, are stated net of accumulated amortization of approximately $412,000 and $407,000, respectively, and amortization of licenses charged to both the three months ended September 30, 2022 and 2021 was approximately $2,000. Amortization of licenses charged to operations for both the nine months ended September 30, 2022 and 2021 was approximately $5,000. Total future estimated amortization of license costs is approximately $2,000 for the remaining three months in the year ending December 31, 2022, and approximately $5,000 for the year ending December 31, 2023.

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Board compensation	$26,500	$17,500
Franchise, sales and use taxes	22,685	14,090
Income taxes	4,356	3,620
Payroll	225,270	682,036
Professional fees	76,555	225,308
Research and development	210,419	232,712
Royalties	13,009	10,152
Vacation	439,324	282,910
Warranty liability	137,293	60,281
Other	315,916	265,292
	$1,471,327	$1,793,901

NOTE 9 – SHORT TERM DEBT-RELATED PARTY

NanoSynex has four separate Notes Payable (the “Notes”) outstanding to Alpha Capital, dated between March 26, 2020 and September 2, 2021, aggregating to a total principal outstanding balance of $905,000, and aggregate accrued interest of $36,261 for a total outstanding balance of $941,261 as of September 30, 2022. The Notes all accrue interest at 2.62% per annum, accrued daily, and provide that the full amount of principal and interest under each Note shall be due immediately prior to a Liquidation Event (the Maturity Date) unless due earlier in accordance with the terms of the Notes. “Liquidation Event” means either i) the merger or consolidation of NanoSynex into any other entity, other than one in control or under control of NanoSynex or NanoSynex’s majority shareholder; ii) a transaction or series of transactions resulting in the transfer of all or substantially all of NanoSynex’s assets or issued and outstanding share capital (other than to a company under the control of NanoSynex or NanoSynex’s majority shareholders; or iii) an underwritten public offering by NanoSynex of its ordinary shares. Notwithstanding the above, if NanoSynex receives subsequent debt, convertible debt, or equity funding with gross proceeds of USD $3,000,000 or more, then these Notes shall be due and payable upon the actual receipt of such funding.

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

In exchange for the Series C Warrants, upon closing of the merger with Ritter, the holders received warrants to purchase an aggregate of 4,713,490 shares of the Company’s common stock at approximately 0.72 per share, subject to adjustment. As of September 30, 2022, the warrants received in exchange for the Series C Warrants have remaining terms ranging from 1.15 to 1.74 years. The warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, resulting from inclusion of a leveraged ratchet provision for subsequent dilutive issuances. On April 25, 2022 the warrants were repriced from $0.7195 to $0.60 with an additional 493,187 ratchet shares issued, and on May 26, 2022 the warrants were repriced from $0.60 to $0.5136 with an additional 499,520 ratchet shares issued. As a result of these repricings, 2,476,251 warrants were forfeited and 3,468,958 warrants were reissued at the current $0.5136 exercise price.

The following table summarizes the activity in the Common Stock Warrants (received in exchange for the Series C Warrants) for the nine months ended September 30, 2022:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	2,481,614	$0.72		2.00
Exercised	(5,363)	0.72
Forfeited	(2,476,251)	0.72
Expired	—	—
Granted	3,468,958	0.51
Total outstanding – September 30, 2022	3,468,958	$0.51
Exercisable	3,468,958	$0.51	$0.51	1.26

The following table summarizes the activity in the Common Stock Warrants (received in exchange for the Series C Warrants) activity for the nine months ended September 30, 2021:

	Common Stock Warrants (received in exchange for the Series C Warrants)
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2020	3,378,596	$0.72
Exercised	(722,618)	0.72
Forfeited	(36,097)	0.72
Expired	—	—
Granted	—	—
Total outstanding – September 30, 2021	2,619,881	$0.72
Exercisable	2,619,881	$0.72	$0.72	2.25

The following table presents the Company’s fair value hierarchy for its warrant liabilities and exercises (all of which arise under the warrants received in exchange for the Series C Warrants) measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2022:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2021	$—	$—	$1,686,200	$1,686,200
Exercises	—	—	(858)	(858)
Gain on change in fair value of warrant liabilities	—	—	(1,019,342)	(1,019,342)
Balance as of September 30, 2022	$—	$—	$666,000	$666,000

There were no transfers of financial assets or liabilities between category levels for the three and nine months ended September 30, 2022.

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

The following table shows the range of assumptions used in estimating the fair value of warrant liabilities as of September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
	Range	Weighted Average	Range	Weighted Average
Risk-free interest rate	3.99% — 4.09%	4.01%	0.31% — 0.46%	0.34%
Expected volatility (peer group)	91% — 93%	92%	82% — 86%	85%
Term of warrants (in years)	1.14 — 1.74	1.26	2.14 — 2.74	2.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

The following table reconciles net loss and the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss used for basic earnings per share	$(3,825,109)	$(3,037,482)	$(12,268,300)	$(13,678,278)

Basic weighted-average common shares outstanding	39,444,058	29,026,211	37,154,623	28,683,972
Dilutive potential shares issuable from stock options and warrants	—	—	—	—
Diluted weighted-average common shares outstanding	39,444,058	29,026,211	37,154,623	28,683,972

The following potentially dilutive securities have been excluded from diluted net loss per share as of September 30, 2022 and 2021 because their effect would be antidilutive:

	As of September 30,	As of September 30,
	2022	2021
Shares of common stock subject to outstanding options	6,071,750	4,133,856
Shares of common stock subject to outstanding warrants	10,808,739	9,360,302
Shares of common stock subject to conversion of Series Alpha Convertible Preferred Stock	—	243,418
Total common stock equivalents	16,880,489	13,737,576

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

The tables below show the operating lease right-of-use assets and operating lease liabilities as of September 30, 2022, including the changes during the periods:

Operating lease right-of-use assets
Net right-of-use assets at December 31, 2021	$1,645,568
Less amortization of operating lease right-of-use assets	(165,950)
Operating lease right-of-use assets at September 30, 2022	$1,479,618

Operating lease liabilities
Lease liabilities at December 31, 2021	$1,676,655
Less principal payments on operating lease liabilities	(112,823)
Lease liabilities at September 30, 2022	1,563,832
Less non-current portion	(1,365,459)
Current portion at September 30, 2022	$198,373

As of September 30, 2022, the Company’s operating leases have a weighted-average remaining lease term of 5.2 years and a weighted-average discount rate of 8.9%.

As of September 30, 2022, future minimum payments during the next five fiscal years and thereafter are as follows:

Year Ending December 31,	Amount
2022 (three months)	$55,721
2023	368,341
2024	379,392
2025	390,773
2026	402,497
2027	379,165
Total	1,975,889
Less present value discount	(412,056)
Operating lease liabilities	$1,563,832

Total lease expense was approximately $114,000 and $83,000 for the three months ended September 30, 2022 and 2021, respectively, and approximately $348,000 and $255,000, respectively, for the nine months ended September 30, 2022 and 2021. Lease expense was recorded in cost of product sales, general and administrative expenses, research and development and sales and marketing expenses.

Termination of Sekisui Distribution Agreement

In March 2018, the Company extended a strategic partnership entered into in May 2016 with Sekisui Diagnostics, LLC (“Sekisui”). The Company appointed Sekisui as its diagnostics commercial partner and exclusive worldwide distributor with the exception of certain customer accounts retained by Qualigen; Sekisui’s distribution arrangement expired on March 31, 2022. Subsequent to the expiration of the agreement, the Company has a a commitment to purchase leased FastPack rental systems back from Sekisui at Sekisui’s net book value,  the amount of which has not yet been determined.

NanoSynex Funding Commitment

As a condition to the closing, the Company agreed to provide NanoSynex with up to $10.4 million of future funding based on NanoSynex’s achievement of certain future development milestones and subject to other terms and conditions described in the Funding Agreement entered into with NanoSynex. (See Note 2-Liquidity for further details regarding the terms and conditions of the Funding Agreement).

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

NOTE 13 — RESEARCH AND LICENSE AGREEMENTS

The University of Louisville Research Foundation

In March 2019, the Company entered into a sponsored research agreement and an option for a license agreement with University of Louisville Research Foundation (“ULRF”) for development of several small-molecule RAS interaction inhibitor drug candidates. Under the terms of this agreement, the Company agreed to reimburse ULRF for sponsored research expenses of up to $693,000 for this program. In February 2021, March 2022, and October 2022, the Company extended the term of this agreement until September 2023 and increased the amount that the Company will reimburse ULRF for sponsored research expenses to approximately $2.7 million. In July 2020, the Company entered into an exclusive license agreement with ULRF for RAS interaction inhibitor drug candidates. Under the agreement, the Company took over development, regulatory approval and commercialization of the candidates from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $112,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company has agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patent, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to July 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $20,000 to $100,000) for such year.

Sponsored research expenses related to this agreement for the three months ended September 30, 2022 and 2021 were approximately $196,000 and $264,000, respectively, and for the nine months ended September 30, 2022 and 2021 were approximately $601,000 and $469,000, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs related to these agreements for the three months ended September 30, 2022 and 2021 were approximately $27,000 and $18,000, respectively, and for the nine months ended September 30, 2022 and 2021 were approximately $44,000 and $58,000, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

Between June 2018 and April 2022, the Company entered into license and sponsored research agreements with ULRF for QN-247, a novel aptamer-based compound that has shown promise as an anticancer drug. Under the agreements, the Company will take over development, regulatory approval and commercialization of the compound from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received a $50,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock, and the Company agreed to reimburse ULRF for sponsored research expenses of up to approximately $805,000 and prior patent costs of up to $200,000. In addition, the Company agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization of anti-nucleolin agent-conjugated nanoparticles, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the last to expire of the licensed patents, (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to June 2018, and (iv) payments ranging from $100,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $100,000 for first dosing in a Phase 1 clinical trial, $200,000 for first dosing in a Phase 2 clinical trial, $350,000 for first dosing in a Phase 3 clinical trial, $500,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales; the Company would also pay another $500,000 milestone payment for any additional regulatory marketing approval for each additional therapeutic (or diagnostic) indication. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $10,000 to $50,000) for such year.

Sponsored research expenses related to this agreement for the three months ended September 30, 2022 and 2021 were $0 and $83,000, respectively, and for the nine months ended September 30, 2022 and 2021 were approximately $164,000 and $235,000, respectively, and these amounts are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs were approximately $5,000 and $50,000 related to these agreements for the three months ended September 30, 2022 and 2021, respectively, and approximately $74,000 and $103,000 related to these agreements for the nine months ended September 30, 2022 and 2021, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

The license agreement with ULRF for its intellectual property in the use of QN-165 as a treatment for COVID-19 was terminated effective October 31, 2022.

Sponsored research expenses related to this agreement for the three months ended September 30, 2022 and 2021 were $0 and approximately $12,000, respectively, and for the nine months ended September 30, 2022 and 2021 were $0 and $106,000, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs related to these agreements for the three months ended September 30, 2022 and 2021 were $0 and $11,000, respectively, and for the nine months ended September 30, 2022 and 2021 were $0 and $27,000, respectively.

Advanced Cancer Therapeutics

In December 2018, the Company entered into a license agreement with Advanced Cancer Therapeutics, LLC (“ACT”), granting the Company exclusive rights to develop and commercialize QN-165, an aptamer-based drug candidate. In return, ACT received a $25,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock. In addition, the Company agreed to pay ACT (i) royalties, on net sales associated with the commercialization of QN-165, of 2% (only if patent-covered and only on net sales above a cumulative $3,000,000) or 1% (if not patent-covered, but only on net sales above a cumulative $3,000,000), until the 15th anniversary of the ACT license agreement and (ii) milestone payments of $100,000 for the Company raising a cumulative total of $2,000,000 in new equity financing after the date of the ACT license agreement, $100,000 upon any first QN-165-based licensed product receiving the CE Mark or similar FDA status, and $500,000 upon cumulative worldwide QN-165-based licensed product net sales reaching $3,000,000. For the three months ended September 30, 2022 and 2021, there were no license costs, and for the nine months ended September 30, 2022 and 2021, there were $0 and approximately $2,000, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

Prediction Biosciences

In November 2015, the Company entered into a long-term development and supply agreement with Prediction Biosciences SAS to develop and manufacture diagnostic tests for use in the stroke Physician Office Laboratory (POL) market. The Company recognizes development revenue and product sales over the performance period of the contract. For both the three and nine months ended September 30, 2022 and 2021, there was no collaborative research revenue related to this agreement.

Sekisui Diagnostics

In March 2018, the Company extended a strategic partnership entered into in May 2016 with Sekisui. The Company appointed Sekisui as its diagnostics commercial partner and exclusive worldwide distributor with the exception of certain customer accounts retained by Qualigen. Sekisui’s distribution arrangement expired on March 31, 2022.

Under the terms of the arrangement, there were product sales to Sekisui of $0 and $810,000, respectively, for the three months ended September 30, 2022 and 2021, and $403,000 and $2.5 million, respectively, for the nine months ended September 30, 2022 and 2021.

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

The Company will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. The Company recognized $0 and approximately $38,000 in product sales and $0 and approximately $479,000 in license revenue included in the statement of operations for the three months ended September 30, 2022 and 2021, respectively. The Company provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

The Company gave Yi Xin the exclusive rights for China – which is a market the Company has not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of the Company’s existing FastPack product lines. Yi Xin will also have the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of the Company’s existing generations of FastPack products). After March 31, 2022, Yi Xin has the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-U.S. customers of those products), as well as the right to buy Company-manufactured FastPack 1.0, IP and PRO products from the Company at distributor prices for resale in and for the United States (but not to or toward current U.S. customers of those products); the Company did not license Yi Xin to sell in the U.S. market any Yi Xin-manufactured versions of those legacy FastPack 1.0, IP and PRO product lines. In the Technology Transfer Agreement, the Company also confirmed that it would not, after March 31, 2022, seek new FastPack customers outside the United States.

STA Pharmaceutical

In November 2020, the Company entered into a contract with STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, for Good Manufacturing Practice production of QN-165, which was the Company’s lead drug candidate for the treatment of COVID-19 and other viral diseases, for potential clinical trials in 2021.

Research and development expenses related to this agreement for the three months ended September 30, 2022 and 2021 were $0 and $118,000, respectively, and for the nine months ended September 30, 2022 and 2021 were approximately $9,000 and $3.2 million, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

For both the three months ended September 30, 2022 and 2021, there were license costs of $0, and for the nine months ended September 30, 2022 and 2021 there were license costs of approximately $310,000 and $0, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

NOTE 14 — STOCKHOLDERS’ EQUITY

As of September 30, 2022 and December 31, 2021, the Company had two classes of authorized capital stock: common stock and Series Alpha convertible preferred stock.

Common Stock

Holders of common stock generally vote as a class with the holders of the preferred stock and are entitled to one vote for each share held. Subject to the rights of the holders of the preferred stock to receive preferential dividends, the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors. Following payment of the liquidation preference of the preferred stock, as of September 30, 2022 any remaining assets would be distributed ratably among the holders of the common stock and, on an as-if-converted basis, the holders of Series Alpha convertible preferred stock upon liquidation, dissolution or winding up of the affairs of the Company. The holders of common stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions.

At September 30, 2022, the Company has reserved 16,880,489 shares of authorized but unissued common stock for possible future issuance.

At September 30, 2022, shares were reserved in connection with the following:

Exercise of issued and future grants of stock options	6,071,750
Exercise of stock warrants	10,808,739
Total	16,880,489

Series Alpha Convertible Preferred Stock

As of September 30, 2022 and December 31, 2021, there were no shares of Series Alpha convertible preferred stock outstanding.

Stock Options and Warrants

The Company recognizes all compensatory share-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At September 30, 2022 and December 31, 2021 there were 6,071,750 and 4,748,000 outstanding options, respectively, under the 2020 Plan and on such dates there were 1,485,407 and 2,809,157 shares reserved under the 2020 Plan, respectively, for future grant. The shares available for future grant reflect a 2020 Plan amendment approved by the Company’s stockholders on August 9, 2021 where the number of shares of common stock available for issuance under the 2020 Plan was increased by 3,500,000.

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that are outstanding at September 30, 2022, and changes during the nine month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	4,841,856	$6.07	$1.24 — $1,465.75	8.52
Granted	1,329,750	0.51	0.51 - 1.05	9.77
Expired	(93,856)	93.59	5.75 - 1,465.75	—
Forfeited	(6,000)	3.55	1.24 - 4.97	—
Total outstanding – September 30, 2022	6,071,750	$3.51	$0.51 — $5.13	8.33
Exercisable (vested)	2,660,163	$4.84	$1.24 — $5.13	7.76
Non-Exercisable (non-vested)	3,411,587	$3.68	$0.51 — $5.13	8.82

There was approximately $4.0 and $3.9 million of compensation cost related to outstanding options for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was approximately $4.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.07 years.

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	4,011,356	$7.05	$3.52 - $1,465.75	9.29
Granted	127,000	2.12	1.80 — 3.29	9.58
Expired	—	—	—	—
Forfeited	(4,500)	3.68	3.52 — 4.97	—
Total outstanding – September 30, 2021	4,133,856	$6.90	$1.80 - $1,465.75	8.57
Exercisable (vested)	1,314,194	$11.41	$3.52— $1,465.75	8.12
Non-Exercisable (non-vested)	2,819,662	$4.80	$1.80 — $5.13	8.79

The exercise price for an option issued under the 2020 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2020 Plan will vest as determined by the Board of Directors but will not exceed a ten-year period. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2022 was $0.40.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	103%	102%
Risk-free interest rate	1.58% — 3.03%	0.84% — 1.18%
Expected average term of options (in years)	6.00	6.00
Stock price	$0.52	$2.12

The Company recorded share-based compensation expense and classified it in the unaudited condensed consolidated statements of operations as follows:

	For the Nine Months Ended September 30,
	2022	2021
General and administrative	$3,522,108	$3,329,310
Research and development	577,844	533,096
Total	$4,099,952	$3,862,406

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

In addition, various service providers hold equity classified compensatory warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock) for the purchase of 668,024 shares of Company common stock at a weighted average exercise price of $2.34 per share. These are to be differentiated from the Series C Warrants described in Note 10- Warrant Liabilities.

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

No compensatory warrants were issued during the nine months ended September 30, 2022.

The following table summarizes the activity in the common stock equity classified compensatory warrants for the nine months ended September 30, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	1,790,648	$1.52	$1.11 — $2.54	2.64
Granted to advisor and its designees	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – September 30, 2022	1,790,648	$1.06	$0.5136 — $2.54	1.98
Exercisable	1,790,648	$1.06	$0.5136 — $2.54	1.98
Non-Exercisable	—	$—	$—	—

The following table summarizes the activity in the common stock equity classified compensatory warrants for the nine months ended September 30, 2021:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2020	1,294,217	$1.66
Granted	—	—
Exercised	(38,390)	2.09
Expired	—	—
Forfeited	(65,179)	2.07
Total outstanding – September 30, 2021	1,190,648	$1.62
Exercisable	1,190,648	$1.62	$1.11—$2.54	3.50
Non-Exercisable	-	-	-	-

There were $67,370 in compensation costs related to outstanding equity classified compensatory warrants for the nine months ended September 30, 2022 and $0 for the nine months ended September 30, 2021.

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

During the year ended December 31, 2021, with the exception of the warrants to purchase 270,478 shares of the Company’s common stock at an exercise price of $1.11 per share, the exercise prices of all outstanding warrants to purchase a total of 5,399,517 shares of the Company’s common stock were modified to an exercise price of $2.00 per share on November 29, 2021 and each of their remaining terms extended by six months. The fair value of the modification cost of these warrant modifications of approximately $2.3 million was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and other comprehensive loss. In May 2022 pre-funded warrants to purchase 3,314,641 shares of the Company’s common stock at an exercise price of $0.001 per share with no expiration date were issued. These warrants were subsequently exercised during the period ended September 30, 2022.

In conjunction with the NanoSynex acquisition, on April 25, 2022 the exercise price of 70,478 outstanding warrants at $1.11 was modified to an exercise price of $0.60. The increase in fair value of $2,533, using a Monte Carlo pricing model for the modification of these warrants, was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and other comprehensive loss. On May 26, 2022 the exercise price of these warrants was modified again to $0.5136, and the increase in fair value of $696, using a Monte Carlo pricing model for the modification of these warrants, was included in consideration transferred in the NanoSynex acquisition (See Note 3-Acquisition).

The following table summarizes the noncompensatory equity classified warrant activity for the nine months ended September 30, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	5,549,137	$2.01
Granted	3,314,641	0.001	0.001
Exercised	(3,314,641)	0.001	0.001
Expired	—	—
Forfeited	—	—
Total outstanding – September 30, 2022	5,549,137	2.01
Exercisable	5,549,137	$2.01	$0.51 — $3.77	0.57
Non-Exercisable	—	$—	$—	—

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

NOTE 16 — SUBSEQUENT EVENTS

On October 28, 2022, the Company held its reconvened 2022 annual meeting of stockholders, and the stockholders approved Proposal 4, a proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the outstanding shares of the Company’s common stock, at a ratio within a range of 1-for-5 to 1-for-10, as determined by the Company’s board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the twelve months ended December 31, 2021, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (as amended, the “2021 Annual Report”) As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Qualigen” refer to Qualigen Therapeutics, Inc. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements that involve risks and uncertainties and reflect our judgment as of the date of this Quarterly Report. These statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Such forward-looking statements may relate to, among other things, potential future development, testing and launch of products and product candidates. Actual events or results may differ from our expectations due to a number of factors.

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

Overview

We are a diversified life sciences company focused on developing treatments for adult and pediatric cancers with potential for Orphan Drug designation, while also commercializing diagnostics. Our cancer therapeutics pipeline includes QN-302, RAS (previously called “RAS-F”), and QN-247. Our investigational QN-302 compound is a small molecule G4 selective transcription inhibitor with strong binding affinity to G4s prevalent in cancer cells. Such binding could, by stabilizing the G4s against “unwinding,” help inhibit cancer cell proliferation. RAS is a family of RAS oncogene protein-protein interaction inhibitor small molecules for preventing mutated RAS genes’ proteins from binding to their effector proteins; preventing this binding could stop tumor growth, especially in RAS-driven tumors such as pancreatic, colorectal and lung cancers.QN-247 is a DNA coated gold nanoparticle cancer drug candidate that may have the potential to target various types of cancer, including Triple Negative Breast Cancer (TNBC), Acute Myeloid Leukemia (AML) and Glioblastoma (GBM). The foundational aptamer of QN-247 is QN-165 (formerly referred to as AS1411), which the Company has deprioritized as a drug candidate for treating COVID-19 and other viral-based infectious diseases. We are also seeking strategic partnering opportunities for STARS, a DNA/RNA-based therapeutic device product concept for removing precisely targeted tumor-produced and viral compounds from circulating blood.

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

On May 26, 2022, the Company acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex, Ltd. (“NanoSynex”) from Alpha Capital Anstalt (“Alpha Capital”) in exchange for 3,500,000 shares of the Company’s common stock and a prefunded warrant to purchase 3,314,641 shares of the Company’s common stock at an exercise price of $0.001 per share. Concurrently with this transaction, the Company also purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in the Company acquiring a 52.8% interest in NanoSynex. The Company envisions future synergies from the integration of its own proprietary results-proven FastPack diagnostics platform with the innovative NanoSynex technology. NanoSynex is a micro-biologics diagnostics company domiciled in Israel.

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

Under the Technology Transfer Agreement, we received aggregate net cash payments of $670,000, of which we recognized approximately $38,000 in product sales and $632,000 in license revenue during 2021. In addition, we will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. We recognized no product sales or license revenue for the three months and nine months ended September 30, 2022. We recognized no product sales or license revenue in the three months ended September 30, 2021 and $38,000 in product sales and $479,000 in license revenue in the condensed consolidated statement of operations and other comprehensive loss for the nine months ended September 30, 2021

We provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

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

Warrant Liabilities

In 2004, Qualigen, Inc. issued a series of Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 reverse recapitalization transaction and are now exercisable for Qualigen common stock. These warrants contained a provision that if Qualigen, Inc. issues shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price will be re-set to such new price and the number of shares underlying the warrants will be increased in the same proportion as the exercise price decrease. For accounting purposes, this provision gives rise to “warrant liabilities” (even though there is not any “liability” in the sense that we would be obligated to pay any cash sum to anyone). Accounting principles generally accepted in the United States (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our condensed consolidated balance sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our condensed consolidated statements of operations and other comprehensive income.

Warrant liabilities were $0.7 million at September 30, 2022 and the change in fair value was $1.0 million for the nine months ended September 30, 2022. Because fair value will be determined each quarter on a “mark-to-market” basis, this item will usually result in significant variability in our future quarterly and annual statements of operations and condensed consolidated balance sheets based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in a (possibly quite large) increase in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a (possibly quite large) decrease in the fair value of the warrant liabilities. There were 3,468,958 and 2,481,614 of these warrants outstanding at September 30, 2022 and December 31, 2021, respectively.

Global Economic Conditions

Russia’s Invasion of Ukraine

In February 2022, Russia invaded Ukraine. While the Company has limited exposure in Russia and Ukraine, the Company continues to monitor any broader impact to the global economy, including with respect to inflation, supply chains and fuel prices. The full impact of the conflict on the Company’s business and financial results remains uncertain and will depend on the severity and duration of the conflict and its impact on regional and global economic conditions.

Inflationary Cost Environment

During fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues. The Company is subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022	2021
REVENUES
Net product sales	$1,441,065	$1,155,065
License revenue	—	—
Total revenues	1,441,065	1,155,065

EXPENSES
Cost of product sales	1,278,029	993,120
General and administrative	2,618,021	2,756,323
Research and development	1,688,096	2,083,315
Sales and marketing	239,865	130,217
Total expenses	5,824,011	5,962,975

LOSS FROM OPERATIONS	(4,382,946)	(4,807,910)

OTHER INCOME, NET
Gain on change in fair value of warrant liabilities	321,300	1,763,936
Interest income, net	4,631	6,801
Other income, net	1,139	702
Total other income, net	327,070	1,771,439

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,055,876)	(3,036,471)

PROVISION FOR INCOME TAXES	—	1,011

NET LOSS	(4,055,877)	(3,037,482)

Net loss attributable to noncontrolling interest	(230,767)	—

Net loss attributable to Qualigen, Inc.	$(3,825,109)	$(3,037,482)

Other comprehensive loss, net of tax
Net loss	$(4,055,877)	$(3,037,482)
Foreign currency translation adjustment	88,523	—
Other comprehensive loss	(3,967,354)	(3,037,482)
Comprehensive loss attributable to noncontrolling interest	(230,767)	—
Comprehensive loss attributable to Qualigen Therapeutics, Inc. stockholders	$(3,736,587)	$(3,037,482)

Revenues

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the three-month periods ended September 30, 2022 and 2021 were approximately $1.4 million and $1.2 million, respectively, representing an increase of approximately $0.3 million, or 25%. This increase was due to the expiration of the Sekisui Distribution Agreement on March 31, 2022, at which time the services previously provided by Sekisui reverted to the Company, which resulted in the Company recognizing 100% of the revenue from direct sales of our FastPack diagnostic instruments and test kits.

Expenses

Cost of Product Sales

Cost of product sales increased during the three months ended September 30, 2022, to $1.3 million, or 89% of net product sales, compared to approximately $1.0 million, or 86% of net product sales, during the three months ended September 30, 2021. This increase of $0.3 million, and increase as a percentage of sales, was due primarily to higher instrument repair costs and increases in freight charges.

General and Administrative Expenses

General and administrative expenses decreased 5% from $2.8 million, during the three months ended September 30, 2021, to $2.6 million during the three months ended September 30, 2022. This decrease was primarily due to a $0.2 million decrease in wages/bonuses and related payroll taxes.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. Research and development costs decreased from $2.1 million for the three months ended September 30, 2021 to $1.7 million for the three months ended September 30, 2022. Of the $1.7 million of research and development costs for the three months ended September 30, 2022, $0.9 million (56%) was attributable to therapeutics and $0.8 million (44%) was attributable to diagnostics. Of the $2.1 million of research and development costs for the three months ended September 30, 2021, $1.7 million (83%) was attributable to therapeutics and $0.4 million (17%) was attributable to diagnostics.

The decrease in therapeutics research and development costs during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to an increase of $0.4 million in pre-clinical research costs for QN-302, which we acquired in January 2022, offset by a $0.5 million decrease in pre-clinical research costs related to the potential application of QN-165 for the treatment of COVID-19 (which has since been deprioritized to a non-core program), a decrease of $0.4 million in pre-clinical research costs for QN-247, a $0.1 million decrease in legal expenses and a $0.1 decrease in preclinical research costs for RAS.

The increase in diagnostics research and developments costs during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due primarily to an increase of $0.5 million of research and development expenses related to NanoSynex, offset by a $0.1 million reduction in research and development expenses related to the supply agreement with Prediction Biosciences.

For the future, we expect our therapeutic research and development costs to continue to outweigh our diagnostic research and development costs, and to be relatively lower in periods when we are focusing on pre-clinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $0.2 million for the three months ended September 30, 2022, an increase of $0.1 million, or 84%, from the three months ended September 30, 2021. This increase was primarily due to a $0.1 million increase in payroll expenses related to the assumption of Sekisui sales personnel in the second quarter of 2022.

Other Income (Expense), Net

Change in Fair Value of Warrant Liabilities

During the three months ended September 30, 2022 and 2021, we experienced a gain of approximately $0.3 million and $1.8 million, respectively, on change in fair value of warrant liabilities, primarily due to declines in our stock price and reduction in the remaining terms of the warrants. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

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

Interest Income, Net

There was approximately $5,000 and $7,000 in interest income during the three months ended September 30, 2022 and 2021, respectively.

Other Income, Net

Other income was immaterial during the three months ended September 30, 2022 and 2021.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $230,767 and $0 during the three months ended September 30, 2022 and 2021.

Other comprehensive income-foreign currency translation adjustment

Other comprehensive income-foreign currency translation adjustment was $88,523 for the three months ended September 30, 2022 as compared to $0 for the three months ended September 30, 2021. The increase of $88,523 was due to the acquisition of NanoSynex in May 2022 and the translation of their September 30, 2022 financial statements into U.S. dollars from New Israeli Shekels.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
REVENUES
Net product sales	$3,593,628	$3,693,842
License revenue	—	478,654
Total revenues	3,593,628	4,172,496

EXPENSES
Cost of product sales	3,206,553	3,112,224
General and administrative	8,177,627	8,582,361
Research and development	5,059,067	10,091,155
Sales and marketing	683,291	402,347
Total expenses	17,126,538	22,188,087

LOSS FROM OPERATIONS	(13,532,910)	(18,015,591)

OTHER INCOME, NET
Gain on change in fair value of warrant liabilities	1,019,342	4,299,000
Interest income, net	15,763	36,863
Other income, net	795	3,596
Total other income, net	1,035,900	4,339,459

LOSS BEFORE PROVISION FOR INCOME TAXES	(12,497,010)	(13,676,132)

PROVISION FOR INCOME TAXES	6,173	2,146

NET LOSS	(12,503,183)	(13,678,278)

Net loss attributable to noncontrolling interest	(234,883)	—

Net loss attributable to Qualigen Therapeutics, Inc.	$(12,268,300)	$(13,678,278)

Other comprehensive loss, net of tax
Net loss	$(12,503,183)	$(13,678,278)
Foreign currency translation adjustment	154,063	—
Other comprehensive loss	(12,349,120)	(13,678,278)
Comprehensive loss attributable to noncontrolling interest	(234,883)	—
Comprehensive loss attributable to Qualigen Therapeutics, Inc. stockholders	$(12,114,237)	$(13,678,278)

Revenues

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the nine month periods ended September 30, 2022 and 2021 were approximately $3.6 million and $3.7 million, respectively, representing a decrease of approximately $0.1 million, or 3%. This decrease was primarily due to the expiration of the Sekisui Distribution Agreement on March 31, 2022, which caused Sekisui to reduce its purchases from us during the first quarter of 2022, as it sold off its remaining inventory prior to the expiration of the agreement. However, this reduction in Sekisui purchases during the first quarter was partially offset by higher direct sales of FastPack diagnostic instruments and test kits during the second and third quarters of 2022 and the Company recognizing 100% of the revenue from these sales, compared to the second and third quarters of 2021.

License Revenue

There was no license revenue for the nine months ended September 30, 2022. During the nine months ended September 30, 2021 there was approximately $0.5 million, due to the recognition of revenue from Yi Xin under the Technology Transfer Agreement.

Expenses

Cost of Product Sales

Cost of product sales increased during the nine months ended September 30, 2022, to $3.2 million, or 89% of net product sales, compared to approximately $3.1 million, or 84% of net product sales, during the nine months ended September 30, 2021. This increase of $0.1 million, and increase as a percentage of sales, was due primarily to higher instrument repair costs and increases in freight charges.

General and Administrative Expenses

General and administrative expenses decreased from $8.6 million during the nine months ended September 30, 2021 to approximately $8.2 million during the nine months ended September 30, 2022, a decrease of $0.4 million, or 5%. This decrease was primarily due to a $0.7 million decrease in investor relations, accounting, and consulting expenses, a $0.2 million decrease in insurance expenses, partially offset by a $0.2 million increase in legal fees, a $0.2 million increase in stock based compensation, and a $0.1 million increase in payroll and related expenses.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. Research and development costs decreased from $10.1 million for the nine months ended September 30, 2021 to $5.1 million for the nine months ended September 30, 2022. Of the $5.1 million of research and development costs for the nine months ended September 30, 2022, $3.6 million (72%) was attributable to therapeutics and $1.4 million (28%) was attributable to diagnostics. Of the $10.1 million of research and development costs for the nine months ended September 30, 2021, $9.1 million (90%) was attributable to therapeutics and $1.0 million (10%) was attributable to diagnostics.

The decrease in therapeutics research and development costs during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a $6.5 million decrease in pre-clinical research costs related to the potential application of QN-165 for the treatment of COVID-19 (which has since been deprioritized to a non-core program), a decrease in legal expenses of $0.3 million, offset by an increase of $0.8 million in pre-clinical research costs for QN-302, which we acquired in January 2022, an increase of $0.3 million in pre-clinical research costs for RAS, an increase of $0.1 million in pre-clinical research costs for QN-247, and a $0.1 million increase in payroll and related expenses.

The $0.4 million increase in diagnostics research and development costs during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was due primarily to an increase of $0.5 million of research and development expenses related to NanoSynex, offset by a $0.1 million decrease in supplies and legal expenses.

For the future, we expect our therapeutic research and development costs to continue to outweigh our diagnostic research and development costs, and to be relatively lower in periods when we are focusing on pre-clinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $0.7 million for the nine months ended September 30, 2022, an increase of $0.3 million, or 70%, from the nine months ended September 30, 2021. This increase was primarily due to a $0.2 million increase in payroll expense related to the assumption of Sekisui sales personnel in the current period and also due to increased spending for advertising, conventions and tradeshows of $0.1 million.

Other Income (Expense), Net

Change in Fair Value of Warrant Liabilities

During the nine months ended September 30, 2022 and 2021, we experienced a gain of $1.0 million and $4.3 million, respectively, on change in fair value of warrant liabilities, primarily due to declines in our stock price, reductions in the remaining terms of the warrants during both periods, and warrant exercises during the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

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

Interest Income, Net

There was approximately $16,000 and $37,000 in interest income during the nine months ended September 30, 2022 and 2021, respectively.

Other Income, Net

Other income was immaterial during the nine months ended September 30, 2022 and 2021.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest was $234,883 during the nine months ended September 30, 2022, and $0 during the nine months ended September 30, 2021.

Other comprehensive income-foreign currency translation adjustment

Other comprehensive income-foreign currency translation adjustment was $154,063 for the nine months ended September 30, 2022 as compared to $0 for the nine months ended September 30, 2021. The increase of $154,063 was due to the acquisition of NanoSynex in May 2022 and the translation of their September 30, 2022 financial statements into U.S. dollars from New Israeli Shekels.

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $6.6 million in cash. The Company has incurred recurring losses from operations and has an accumulated deficit at September 30, 2022. The Company expects to continue to incur losses subsequent to the condensed consolidated balance sheet date of September 30, 2022. For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company used cash of $11.0 million and $14.7 million, respectively, in operations. The Company’s cash balances are expected to fund operations into the third quarter of 2023. The Company anticipates that it will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

As a pre-clinical development-stage therapeutics biotechnology company, we expect to continue to have net losses and negative cash flow from operations, which over time will challenge our liquidity. There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute our business plan, we will require significant additional financing for planned research and development activities, capital expenditures, clinical and pre-clinical testing for QN-302 clinical trials, to continue preclinical development of RAS and QN-247, and to continue funding the NanoSynex operations (See Note 3-Acquisition), as well as commercialization activities.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. In December 2021, the Company raised $8.82 million from several institutional investors. There can be no assurance that further financing can be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

As a condition to the NanoSynex closing, the Company agreed to provide NanoSynex with up to $10.4 million of future funding based on NanoSynex’s achievement of certain future development milestones and subject to other terms and conditions described in the Master Agreement for the Operational and Technological Funding of NanoSynex (the“Funding Agreement”) entered into with NanoSynex. These funding commitments are in the form of convertible promissory notes to be issued to the Company with a face value equal to the amount paid by the Company to NanoSynex upon satisfaction of the applicable performance milestone, bearing interest at the rate of 9% per annum on the principal balance from time to time outstanding under the particular promissory note, convertible at the option of the Company into additional shares of NanoSynex in order for the Company to maintain at least a 50.1% controlling ownership interest in NanoSynex, should NanoSynex issue additional shares. The principal of the convertible notes are due and payable upon the sooner to occur of: i) five years from the date of issuance of the particular promissory note; ii) the acquisition by any person or entity of all or substantially all of the share capital of NanoSynex, through share purchase, issuance or shares or merger of NanoSynex, or the purchase of all or substantially all of the assets of NanoSynex; or iii) the initial public offering of NanoSynex. The Company provided funding to NanoSynex of $1.5 million on July 5, 2022 pursuant to this agreement. The Company may terminate the Funding Agreement after October 29, 2022 upon 120 days’ notice.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying financial statements.

Our condensed consolidated balance sheet at September 30, 2022 includes $0.7 million of warrant liabilities. We do not consider the warrant liabilities to constrain our liquidity, as a practical matter. Our current liabilities at September 30, 2022 include $0.6 million of accounts payable, $1.5 million of accrued expenses and other current liabilities, and $0.9 million in short term debt to a related party.

Contractual Obligations and Commitments

On December 15, 2021, our wholly-owned subsidiary Qualigen, Inc. entered into a Second Amendment to Lease with Bond Ranch LP. This Amendment extended the Company’s triple-net leasehold on its existing 22,624-square-foot headquarters/manufacturing facility at 2042 Corte del Nogal, Carlsbad, California for the 61-month period of November 1, 2022 to November 30, 2027. Over the 61 months, the base rent payable will total $1,950,710; however, the base rent for the first 12 months of the 61-month period will be only $335,966. Additionally, Qualigen, Inc. is entitled to a $339,360 tenant improvement allowance. See Note 12-Commitments and Contingencies of the consolidated financial statements for additional details.

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

License and Sponsored Research Agreements with ULRF

We have multiple license and sponsored research agreements with UofL Research Foundation (“ULRF”). Under these agreements, we have taken over development, regulatory approval and commercialization of various drug compounds from ULRF and are responsible for maintenance of the related intellectual property portfolio. We agreed to reimburse ULRF for sponsored research expenses of up to $830,000 and prior patent costs of up to $200,000 for QN-247. As of September 30, 2022, there were no remaining un-expensed amounts under this sponsored research agreement for QN-247. We also agreed to reimburse ULRF for sponsored research expenses of up to $2.7 million and prior patent costs of up to $112,000 for RAS. As of September 30, 2022 we had up to $993,000 remaining due under this sponsored research agreement for RAS. We agreed to reimburse ULRF for sponsored research expenses of up to $430,000 and prior patent costs of up to $24,000 for QN-165. As of September 30, 2022 we had no remaining un-expensed amounts under this sponsored research agreement for QN-165, and the agreement was terminated effective October 31, 2022. Under the terms of these agreements, we are required to make patent maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of any sublicense income.

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

Termination of Sekisui Distribution Agreement

Following the expiration of the Sekisui Distribution Agreement, in the fourth quarter of 2022 the Company has a commitment to purchase leased FastPack rental systems back from Sekisui at Sekisui’s net book value, the amount of which has not yet been determined.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(11,009,814)	$(11,817,410)
Investing activities	60,611	(124,356)
Financing activities	7,173	285,005
Net decrease in cash	$(10,942,030)	$(11,656,761)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022, operating activities used $11.0 million of cash, primarily resulting from a net loss of $12.5 million. Cash flows from operating activities (as opposed to net loss) for the nine months ended September 30, 2022 benefitted from $4.1 million in stock-based compensation expense, a $0.2 million decrease in accounts receivable, and depreciation and amortization of $0.3 million. Cash flows from operating activities (as opposed to net loss) for the nine months ended September 30, 2022 were negatively impacted by a $1.0 million decrease in fair value of warrant liabilities, a $0.5 million decrease in accrued expenses and other current liabilities, a $0.4 million decrease in R&D grant liability, a $0.4 million increase in net inventory, a $0.3 million increase in prepaid expenses and other assets, a $0.3 million decrease in accounts payable, a $0.1 million decrease in operating lease liability, and a $0.1 million decrease in deferred revenue.

During the nine months ended September 30, 2021, operating activities used $11.8 million of cash, primarily resulting from a net loss of $13.7 million. Cash flows from operating activities (as opposed to net loss) for the nine months ended September 30, 2021 benefitted from a $3.9 million increase in employee/director stock-based compensation expense, a $1.1 million decrease in prepaid expenses and other assets, a $1.1 million increase in accrued expenses and other current liabilities and a $0.4 million increase in accounts payable, due to higher costs related to therapeutics research and development. The decrease in prepaid expenses was primarily due to the expensing during the period of $1.1 million of previous prepayments to STA Pharmaceutical Co., Ltd., a subsidiary of WuXi AppTec, our manufacturer of QN-165 for our anticipated clinical trials. Cash flows from operating activities (as opposed to net loss) for the nine months ended September 30, 2021 were negatively impacted by a $4.3 million decrease in fair value of warrant liabilities and a $0.3 million decrease in deferred revenue.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2022, net cash provided by  investing activities was approximately $0.1 million, primarily due to $0.7 million in cash acquired in the NanoSynex transaction, offset by the $0.6 million purchase of NanoSynex stock.

During the nine months ended September 30, 2021, net cash used in investing activities was approximately $0.1 million, primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $7,000, due to net proceeds from the exercise of warrants.

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $0.3 million, due to approximately $0.4 million of net proceeds from exercise of warrants, offset by approximately $0.1 million in principal payments on notes payable.

Critical Accounting Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) are most critical to understanding and evaluating our reported financial results. During the three and nine months ended September 30, 2022, other than the business combinations, IPR&D, and goodwill accounting policies described below, there have been no material changes to the critical accounting policies and estimates as described in Item 7 of our 2021 Annual Report.

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

In testing for impairment, the fair value of the reporting unit is compared to the carrying value. If the net assets assigned to the reporting unit exceed the fair value of the reporting unit, an impairment loss equal to the difference is recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2022 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

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

Except as described above, there were no changes to the Company’s internal control over financial reporting made during the quarter ended September 30, 2022 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the identified material weakness, our management believes that the condensed consolidated financial statements included in this Quarterly Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in “Litigation and Other Legal Proceedings” in Note 11 to the condensed consolidated financial statements included in this Quarterly Report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s 2021 Annual Report under the heading “Risk Factors.” When any one or more of these risks materialize, the Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be materially and adversely affected. Other than the following additional risk factors related to the acquisition of NanoSynex, Ltd., there have been no material changes to the Company’s risk factors since the 2021 Annual Report.

Risks Related to the Acquisition of NanoSynex, Ltd. (“NanoSynex”)

The NanoSynex acquisition may not be successful in achieving its intended benefits and may disrupt our current operations.

We acquired a majority interest in NanoSynex. This acquisition poses a number of potential integration risks that may result in negative consequences to our business, financial condition, and results of operations. These risks include, but are not limited to:

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

In addition, while we are based in Carlsbad, California, NanoSynex’ operations are located in Ness Ziona, Israel, which could further stretch our resources and management’s time, and we will need to rely, to a large extent, on the existing executive team of NanoSynex. Failure to adequately integrate our operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

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

We used the acquisition method of accounting to account for the acquisition of a majority interest in NanoSynex consummated on May 26, 2022. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the sum of (1) the consideration transferred (including contingent consideration, if any) and (2) the fair value of any noncontrolling interest in the acquiree over the net assets acquired and liabilities assumed. The purchase price allocation resulted in a goodwill value of $4.9 million and a value of $5.7 million related to other intangible assets. The carrying value of these assets as of September 30, 2022, was $4.9 million and $5.7 million, respectively. When we perform impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated January 15, 2020	8-K	001-37428	2.1	January 21, 2020

2.2	Amendment No. 1 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated February 1, 2020	S-4	333-236235	Annex B	April 6, 2020

2.3	Amendment No. 2 to Agreement and Plan of Merger among Ritter Pharmaceuticals, Inc., RPG28 Merger Sub, Inc. and Qualigen, Inc., dated March 26, 2020	S-4	333-236235	Annex C	April 6, 2020

2.4	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company.	8-K	001-37428	2.4	May 29, 2020

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	July 1, 2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	September 15, 2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	March 22, 2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	May 29, 2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	May 29, 2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	May 29, 2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [name change]	8-K	001-37428	3.4	May 29, 2020

3.8	Amended and Restated Bylaws of the Company, through August 10, 2021	10-Q	001-37428	3.8	August 16, 2021

4.1	Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate	8-K	001-37428	4.1	October 4, 2017

4.2	First Amendment to Warrant Agency Agreement between Ritter Pharmaceuticals, Inc. and Corporate Stock Transfer, Inc.	8-K	001-37428	4.1	May 7, 2018

4.3	Second Amendment to Warrant Agency Agreement between the Company and Equiniti Group plc, dated November 9, 2020	10-K	001-37428	4.3	March 31, 2021

4.4	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.13	May 29, 2020

4.5	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	May 29, 2020

4.6	Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	July 10, 2020

4.7	Pre-Funded Common Stock Purchase Warrant for 1,920,768 shares in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.3	July 10, 2020

4.8	Common Stock Purchase Warrant for 1,287,829 shares in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	August 4, 2020

4.9	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	December 18, 2020

4.10	“Deferred” Common Stock Purchase Warrant for 842,696 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	December 18, 2020

4.11	“Prefunded” Common Stock Purchase Warrant for 1,000,000 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.5	December 18, 2020

4.12	Form of liability classified Warrant to Purchase Common Stock (“exploding warrant”)	10-K	001-37428	4.13	March 31, 2021

4.13	Form of “service provider” (non-”exploding”) compensatory equity classified Warrant	10-K	001-37428	4.14	March 31, 2021

4.14	Description of Common Stock	10-K	001-37428	4.7	March 31, 2020

10.1*	Qualigen Therapeutics, Inc. 2022 Employee Stock Purchase Plan

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

November 14, 2022	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Michael S. Poirier
	Name:	Michael S. Poirier
	Title:	Chief Executive Officer