Form 10-Q
period 2023-03-31
Qualigen Therapeutics, Inc.
filed 2023-05-15
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 11, 2023, there were 5,052,463 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$4,362,757	$7,034,434
Accounts receivable, net	411,104	538,587
Inventory, net	1,480,755	1,586,297
Prepaid expenses and other current assets	1,283,358	1,661,220
Total current assets	7,537,974	10,820,538
Restricted cash	5,586	5,690
Right-of-use assets	1,364,901	1,422,538
Property and equipment, net	522,408	345,087
Intangible assets, net	5,839,330	5,845,702
Goodwill	625,602	625,602
Other assets	18,334	18,334
Total Assets	$15,914,135	$19,083,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$899,948	$857,311
Accrued vacation	353,557	467,948
Accrued expenses and other current liabilities	1,893,733	1,511,856
R&D grant liability	634,330	780,682
Deferred revenue, current portion	112,902	116,161
Operating lease liability, current portion	248,809	240,645
Short term debt-related party	958,952	950,722
Warrant liabilities	400,800	788,100
Warrant liabilities - related party	2,183,174	2,834,547
Convertible debt - related party	558,238	60,197
Total current liabilities	8,244,442	8,608,170
Operating lease liability, net of current portion	1,236,024	1,301,919
Deferred revenue, net of current portion	40,712	49,056
Deferred tax liability	192,587	357,757
Total liabilities	9,713,766	10,316,902
Commitments and Contingencies (Note 13)
Stockholders’ equity
Qualigen Therapeutics, Inc. stockholders’ equity:
Common stock, $0.001 par value; 225,000,000 shares authorized; 5,052,463 and 4,210,737 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	42,952	42,110
Additional paid-in capital	111,887,447	110,528,050
Accumulated other comprehensive income	170,444	50,721
Accumulated deficit	(107,231,393)	(103,385,172)
Total Qualigen Therapeutics, Inc. stockholders’ equity	4,869,450	7,235,709
Noncontrolling interest	1,330,919	1,530,881
Total Stockholders’ Equity	6,200,369	8,766,590
Total Liabilities & Stockholders’ Equity	$15,914,135	$19,083,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
REVENUES
Net product sales	$1,607,170	$722,029
Total revenues	1,607,170	722,029

EXPENSES
Cost of product sales	1,264,828	828,848
General and administrative	1,714,434	2,898,751
Research and development	2,121,551	1,864,745
Sales and marketing	199,114	138,323
Total expenses	5,299,927	5,730,667

LOSS FROM OPERATIONS	(3,692,757)	(5,008,638)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(1,038,673)	(683,242)
Interest expense (income), net	544,236	(6,309)
Loss on voluntary conversion of convertible debt	1,077,287	—
Other income, net	(4,881)	(36)
Loss on fixed asset disposal	300	—
Total other expense (income), net	578,269	(689,587)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(4,271,026)	(4,319,051)

(BENEFIT) PROVISION FOR INCOME TAXES	(163,777)	736

NET LOSS	(4,107,249)	(4,319,787)

Net loss attributable to noncontrolling interest	(261,028)	—

Net loss attributable to Qualigen Therapeutics, Inc.	$(3,846,221)	$(4,319,787)

Net loss per common share, basic and diluted	$(0.78)	$(1.22)
Weighted—average number of shares outstanding, basic and diluted	4,959,122	3,529,405

Other comprehensive loss, net of tax
Net loss	$(4,107,249)	$(4,319,787)
Foreign currency translation adjustment	119,723	—
Other comprehensive loss	(3,987,526)	(4,319,787)
Comprehensive loss attributable to noncontrolling interest	(261,028)	—
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(3,726,498)	$(4,319,787)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Total
						Qualigen
				Accumulated		Therapeutics,
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance at December 31, 2022	4,210,737	$42,110	$110,528,050	$50,721	$(103,385,172)	$7,235,709	$1,530,881	$8,766,590
Voluntary conversion of convertible debt into common stock	841,726	842	1,111,740	—	—	1,112,582	—	1,112,582
Stock-based compensation	—	—	247,657	—	—	247,657	4,569	252,226
Foreign currency translation adjustment	—	—	—	119,723	—	119,723	56,497	176,220
Net loss	—	—	—	—	(3,846,221)	(3,846,221)	(261,028)	(4,107,249)
Balance at March 31, 2023	5,052,463	$42,952	$111,887,447	$170,444	$(107,231,393)	$4,869,450	$1,330,919	$6,200,369

	Common Stock		Additional
	Shares	Amount $	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2021	3,529,018	$35,290	$101,274,073	$(84,744,629)	$16,564,734
Stock issued upon exercise of warrants	536	5	4,711	—	4,716
Stock-based compensation	—	—	1,267,166	—	1,267,166
Net Loss	—	—	—	(4,319,787)	(4,319,787)
Balance at March 31, 2022	3,529,554	$35,295	$102,545,950	$(89,064,416)	$13,516,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,107,249)	$(4,319,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,667	29,749
Amortization of right-of-use assets	57,636	54,495
Accounts receivable reserves and allowances	(120,790)	(88,129)
Inventory reserves	(1,808)	4,074
Stock-based compensation	252,226	1,267,166
Change in fair value of warrant liabilities	(1,038,673)	(683,242)
Loss on voluntary conversion of convertible debt	1,077,287	—
Accretion of discount on convertible debt	533,336	—
Loss on disposal of fixed assets	300	—

Changes in operating assets and liabilities:
Accounts receivable	246,645	316,142
Inventory and equipment held for lease	71,379	(348,908)
Prepaid expenses and other assets	377,761	282,074
Accounts payable	43,137	111,184
Accrued expenses and other current liabilities	283,431	(450,526)
R&D grant liability	(132,874)	—
Operating lease liability	(57,731)	(36,297)
Deferred revenue	(11,603)	(19,606)
Deferred tax liability	(165,170)	—
Net cash used in operating activities	(2,634,093)	(3,881,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(198,009)	(49,625)
Net cash (used in) investing activities	(198,009)	(49,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warrant exercises	—	3,858
Net cash provided by financing activities	—	3,858

Net change in cash and restricted cash	(2,832,100)	(3,927,378)
Effect of exchange rate changes on cash and restricted cash	160,320	—
Cash and restricted cash - beginning of period	7,040,124	17,538,272
Cash and restricted cash - end of period	$4,368,343	$13,610,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

NONCASH FINANCING AND INVESTING ACTIVITIES:
Net transfers to equipment held for lease from inventory	$35,971	$—
Fair value of warrant liabilities on date of exercise	$—	$858
Voluntary conversion of convertible debt into common stock	$1,112,582	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), Regulation S-X and rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The Company views its operations and manages its business in one operating segment. In general, the functional currency of the Company and its subsidiaries is the U.S. dollar, however for NanoSynex, the functional currency is the local currency, New Israeli Shekels (NIS). As such, assets and liabilities for NanoSynex are translated into U.S. dollars and the effects of foreign currency translation adjustments are reflected as a component of accumulated other comprehensive income within the Company’s condensed consolidated statements of changes in stockholders’ equity.

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

Reverse Stock Split

On November 23, 2022, the Company effected a 1-for-10, as determined by the Company’s board of directors, reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduced the Company’s shares of outstanding common stock, stock options, and warrants to purchase shares of our common stock. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of fractional shares was paid to stockholders. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

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

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the fiscal year ended December 31, 2022 the Company recorded a non-cash goodwill and fixed asset impairment loss of $4,239,000 related to the NanoSynex acquisition. There were no impairment losses during the three months ended March 31, 2023 and 2022.

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

Accounts receivable is comprised of the following at:

	March 31,	December 31,
	2023	2022
Accounts Receivable	$478,176	$726,449
Less Reserves and Allowances	(67,072)	(187,862)
	$411,104	$538,587

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

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the condensed consolidated statement of operations.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales which totaled approximately $66,000 and $39,000, respectively, for the three months ended March 31, 2023 and 2022, Other shipping and handling costs included in general and administrative, research and development, and sales and marketing expenses totaled approximately $8,000 and $4,000 for the three months ended March 31, 2023 and 2022, respectively.

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

During the three months ended March 31, 2023 and 2022, product sales are stated net of an allowance for estimated returns of approximately $35,000 and $43,000, respectively.

Deferred Revenue

Payments received in advance from customers pursuant to certain collaborative research and license agreements, deposits against future product sales, multiple element arrangements and extended warranties are recorded as a current or non-current deferred revenue liability based on the time from the condensed consolidated balance sheet date to the future date of revenue recognition.

Operating Leases

Effective April 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842) Targeted Improvements (“Topic 842”). In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. (See Note 13 - Commitments and Contingencies).

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

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired, when accounted for using the purchase method of accounting. Goodwill has an indefinite useful life and is not amortized but is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. In testing for impairment, the fair value of the reporting unit is compared to the carrying value. If the net assets assigned to the reporting unit exceed the fair value of the reporting unit, an impairment loss equal to the difference is recorded. As a result of the annual goodwill impairment analysis, the Company recognized a $4,239,000 non-cash goodwill and fixed asset impairment charge in the valuation of its business acquisition of NanoSynex for the fiscal year ended December 31, 2022. There were no impairment losses during the three months ended March 31, 2023 and 2022.

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

If a business is acquired, as defined under the applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If an asset or group of assets is acquired that do not meet the definition under the applicable accounting standards, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss as they are incurred.

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

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations and comprehensive loss. Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 10 - Warrant Liabilities and Note 11- Convertible Debt - Related Party).

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

Advertising

Advertising expense consists primarily of print and digital media promotional materials for distributors. Advertising costs are expensed as incurred.

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

Accrued warranty liabilities were approximately $151,000 and $138,000, respectively, as of March 31, 2023 and December 31, 2022 and are included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Warranty costs were approximately $41,000 and $53,000 for the three months ended March 31, 2023 and 2022, respectively, and are included in cost of product sales in the statements of operations and comprehensive loss.

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

Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to NanoSynex was $119,722 and $50,721 at March 31, 2023 and December 31, 2022, respectively.

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has had a dramatic impact on businesses globally and on the Company’s business as well. During the pandemic sales of diagnostic products decreased significantly and the Company’s net loss increased significantly, as deferral of patients’ non-emergency visits to physician offices, clinics and small hospitals sharply reduced demand for FastPack tests. For 2023 we continue to experience recovery in demand.

Other accounting standard updates are either not applicable to the Company or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of March 31, 2023, we had approximately $4.4 million in cash and an accumulated deficit of $107.2 million. For the three months ended March 31, 2023 and the three months ended March 31, 2022, we used cash of $2.6 million and $3.9 million, respectively, in operations. The Company’s cash balances are expected to fund operations into the third quarter of 2023. As a pre-clinical development-stage therapeutics biotechnology company, the Company expects to continue to have net losses and negative cash flow from operations, which over time will challenge its liquidity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute its business plan, the Company will require significant additional financing for planned research and development activities, capital expenditures, clinical and pre-clinical testing for its QN-302 clinical trials, preclinical development of RAS and QN-247, and funding for NanoSynex operations (See Note 3 - Acquisition), as well as commercialization activities.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. In December 2021, the Company raised $8.8 million from the issuance of common stock to several institutional investors, and in December 2022 the Company raised $3.0 million from the sale of a convertible debt - related party (see Note 11 - Convertible Debt - Related Party). There can be no assurance that further financing can be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

As a condition to the NanoSynex closing, the Company agreed to provide NanoSynex with up to $10.4 million of future funding based on NanoSynex’s achievement of certain future development milestones and subject to other terms and conditions described in the Master Agreement for the Operational and Technological Funding of NanoSynex (the “Funding Agreement”) entered into with NanoSynex. These funding commitments are in the form of convertible promissory notes to be issued to the Company with a face value equal to the amount paid by the Company to NanoSynex upon satisfaction of the applicable performance milestone, bearing interest at the rate of 9% per annum on the principal balance from time to time outstanding under the particular promissory note, convertible at the option of the Company into additional shares of NanoSynex in order for the Company to maintain at least a 50.1% controlling ownership interest in NanoSynex, should NanoSynex issue additional shares. The principal of the convertible notes are due and payable upon the sooner to occur of: i) five years from the date of issuance of the particular promissory note; ii) the acquisition by any person or entity of all or substantially all of the share capital of NanoSynex, through share purchase, issuance or shares or merger of NanoSynex, or the purchase of all or substantially all of the assets of NanoSynex; or iii) the initial public offering of NanoSynex. The Company provided funding to NanoSynex of $2.4 million during 2022 and $0.5 million in February 2023 pursuant to this agreement. The Company may terminate the Funding Agreement upon 120 days’ notice, but would still be liable for any payments due for milestones achieved prior to termination.

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

Business Combination

The Company acquired a 52.8% voting equity interest in NanoSynex on May 26, 2022 (the “NanoSynex Acquisition Date”) through: (1) the purchase of 2,232,861 shares Preferred A-1 Stock of NanoSynex from Alpha Capital, a related party, for 350,000 reverse split adjusted shares of the Company’s common stock and a prefunded warrant to purchase 331,464 reverse split adjusted shares of the Company’s common stock at a purchase price of $0.001 per share (these warrants were subsequently exercised on September 13, 2022), and (2) the purchase of 381,786 shares of Series B preferred stock of NanoSynex from NanoSynex in exchange for $600,000 (collectively, the “NanoSynex Acquisition”).

The NanoSynex Acquisition was accounted for as a business combination using the acquisition method, in accordance with FASB ASC Topic 805. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. The Company uses third-party valuations for intangible assets in a business combination using a discounted cash flow analysis, incorporating various assumptions.

A summary of the consideration transferred and fair value of assets acquired and liabilities assumed in the NanoSynex Acquisition is as follows (all shares shown post Reverse Stock Split):

Consideration transferred, net of cash acquired
Cash paid for NanoSynex preferred stock:	$600,000

FMV of 350,000 shares of Qualigen stock issued to Alpha Capital	$1,904,989
FMV of 331,464 shares of Qualigen stock related to prefunded warrant issued to Alpha Capital (See Note 15)	$1,804,102
Total consideration paid for NanoSynex preferred stock	$3,709,091

FMV of consideration related to repricing of 7,048 shares of Alpha Capital/Qualigen warrants *	$696

NanoSynex cash acquired	(735,354)
Total consideration transferred, net of cash acquired	$3,574,433

*	See Note 15 – Stockholders’ Equity and disclosure under Noncompensatory Equity Classified Warrants for additional details regarding the warrants issued to Alpha Capital in the NanoSynex Acquisition.

Purchase Price Allocation
Accounts receivable	$75,336
Property and equipment	120,942
In process R&D	5,700,000
Accounts payable	(4,588)
Accrued expenses and other payables	(291,093)
R&D grant liability	(1,362,264)
Short term debt	(941,898)
Deferred tax liability	(629,379)
Noncontrolling interest assumed	(3,882,225)
Identifiable net assets acquired	(1,215,169)
Goodwill	4,789,602
Total consideration transferred, net of cash acquired	$3,574,433

During the year ended December 31, 2022, the Company made measurement period adjustments to the preliminary purchase price allocation, which included: (i) a decrease to noncontrolling interest of $117,775, and (ii) a decrease to goodwill of $106,621. The measurement period adjustments were made to reflect facts and circumstances that existed as of the acquisition date and are reflected in the table above.

Company transaction costs, which were immaterial, have been expensed as incurred and charged to the Company’s condensed consolidated statements of operations and comprehensive loss. There was no provision for reimbursement of transaction costs from the Company to NanoSynex.

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

The Company’s condensed consolidated statements of operations and comprehensive loss for three months ended March 31, 2023 and 2022 include approximately $0.5 million and $0, respectively, of net loss associated with the results of operations of NanoSynex.

NOTE 4 — INVENTORY, NET

Inventory, net consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Raw materials	$985,396	$949,796
Work in process	180,324	200,318
Finished goods	315,035	436,183
	$1,480,755	$1,586,297

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Prepaid insurance	$1,142,839	$1,377,323
Prepaid manufacturing expenses	38,503	43,820
Other prepaid expenses	89,855	227,451
Other current assets	12,161	12,626
	$1,283,358	$1,661,220

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Machinery and equipment	$2,692,307	$2,510,148
Computer equipment	369,052	395,836
Leasehold improvements	336,916	333,271
Molds and tooling	260,002	260,002
Furniture and fixtures	144,832	144,832
Equipment held for lease	1,428,414	1,399,444
	5,231,523	5,043,533
Accumulated depreciation	(4,634,115)	(4,623,446)
Fixed asset impairment	(75,000)	(75,000)
	$522,408	$345,087

Depreciation expense relating to property and equipment was approximately $20,000 and $23,000 for the three months ended March 31, 2023 and 2022, respectively.

Upon termination of the Sekisui Distribution Agreement on March 31, 2022, the Company had a commitment to purchase leased FastPack rental systems back from Sekisui at Sekisui’s net book value, which was determined to be approximately $154,000. This amount is included in equipment held for lease in the table above and accounts payable at March 31, 2023. An assignment agreement will be executed by the parties to legally transfer title to this equipment from Sekisui to the Company.

NOTE 7 — GOODWILL, IPR&D AND OTHER INTANGIBLES

		March 31,	December 31,
		2023	2022
	Estimated Useful Lives	Gross carrying amounts	Gross carrying amounts

Goodwill		$625,602	$625,602

Finite-lived intangible assets:
Developed-product-technology rights	8 - 17 years	$479,103	$479,103
Licensing rights	10 years	418,836	418,836
Less: Accumulated amortization		(758,608)	(752,237)
Total finite-lived intangible assets, net		139,330	145,702
Indefinite-lived intangible assets:
In-process research and development		5,700,000	5,700,000
Total other intangible assets, net		$5,839,330	$5,845,702

The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. Goodwill is attributable to the NanoSynex Acquisition. Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for goodwill and intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company determined that the fair value of the reporting unit was less than the carrying value. In addition to continued losses in the reporting unit, the Company considered macroeconomic conditions including a deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, peer companies, and major market indices since the acquisition date. The Company engaged independent valuation experts to assist in determining the fair value of the reporting unit. As a result of this analysis, the Company recorded a $4,239,000 goodwill and fixed asset impairment charge associated with the reporting unit for fiscal year ended December 31, 2022. There were no impairment losses during the three months ended March 31, 2023 and 2022.

The carrying value of the patents of approximately $136,000 and $140,000 at March 31, 2023 and December 31, 2022, respectively, are stated net of accumulated amortization of approximately $343,000 and $339,000, respectively. Amortization of patents charged to operations for the three months ended March 31, 2023 and 2022 was approximately $5,000 for each period. Total future estimated amortization of patent costs for the five succeeding years is approximately $14,000 for the remaining three months in the year ending December 31, 2023, approximately $15,000 for the year ending December 31, 2024, approximately $14,000 for year 2025 through year 2027 and approximately $65,000 thereafter.

The carrying value of the in-licenses of approximately $4,000 and $5,000 at March 31, 2023 and December 31, 2022 are stated net of accumulated amortization of approximately $415,000 and $414,000, respectively. Amortization of licenses charged to operations for the three months ended March 31, 2023 and 2022 was approximately $2,000 for each period. Total future estimated amortization of license costs is approximately $4,000 for the remaining nine months in the year ending March 31, 2023.

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Board compensation	$42,000	70,000
Equipment held for lease	—	154,433
Franchise, sales and use taxes	21,562	27,531
Income taxes	6,056	4,663
Interest (Convertible debt - related party)	31,124	2,829
License fees	50,013	150,130
Payroll	277,964	209,303
Professional fees	328,647	238,211
Research and development	722,344	322,987
Royalties	8,772	13,158
Warranty liability	150,746	137,568
Other	254,505	181,043
	$1,893,733	$1,511,856

NOTE 9 – SHORT TERM DEBT - RELATED PARTY

NanoSynex has four separate Notes Payable (the “Notes”) outstanding to Alpha Capital, issued between March 26, 2020 and September 2, 2021, aggregating to a total principal outstanding balance of $905,000, and aggregate accrued interest of $53,952 for a total outstanding balance of $958,952 as of March 31, 2023. The Notes all accrue interest at 2.62% per annum, accrued daily, and provide that the full amount of principal and interest under each Note shall be due immediately prior to a Liquidation Event (the Maturity Date) unless due earlier in accordance with the terms of the Notes. “Liquidation Event” means either i) the merger or consolidation of NanoSynex into any other entity, other than one in control or under control of NanoSynex or NanoSynex’s majority shareholder; ii) a transaction or series of transactions resulting in the transfer of all or substantially all of NanoSynex’s assets or issued and outstanding share capital (other than to a company under the control of NanoSynex or NanoSynex’s majority shareholders; or iii) an underwritten public offering by NanoSynex of its ordinary shares. Notwithstanding the above, if NanoSynex receives subsequent debt, convertible debt, or equity funding with gross proceeds of USD $3,000,000 or more, then these Notes shall be due and payable upon the actual receipt of such funding.

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

In exchange for the Series C Warrants, upon closing of the merger with Ritter, the holders received warrants to purchase shares of the Company’s common stock at $7.195 per share, subject to adjustment. As of March 31, 2023, the Series C Warrants have remaining terms ranging from .65 to 1.24 years. The Series C Warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, based on the inclusion of a leveraged ratchet provision for subsequent dilutive issuances. On April 25, 2022 the Series C Warrants were repriced from $7.195 to $6.00 with an additional 49,318 ratchet Warrants issued, and on May 26, 2022 the Series C Warrants were repriced from $6.00 to $5.136 with an additional 49,952 ratchet Warrants issued. On December 22, 2022, the Series C Warrants were repriced again from $5.136 to $1.32 with an additional 1,002,717 ratchet Warrants issued.

Additionally, on December 22, 2022, in conjunction with the issuance of the Debenture to Alpha Capital (see Note 11 – Convertible Debt – Related Party), the Company issued to Alpha Capital a warrant to purchase 2,500,000 shares of the Company’s common stock (the “Alpha Warrant”). The exercise price of the Alpha Warrant is $1.65 (equal to 125% of the conversion price of the Debenture on the closing date). The Alpha Warrant may be exercised by Alpha Capital, in whole or in part, at any time on or after June 22, 2023 and before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant, including the Company’s receipt of the necessary stockholder approvals.

The following table summarizes the activity in liability classified warrants for the three months ended March 31, 2023:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	3,849,571	$1.53	$1.32 - $ 1.65	3.9
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Granted	—	—	—	—
Total outstanding – March 31, 2023	3,849,571	$1.53	$1.32 - $1.65	3.66
Exercisable	1,349,571	$1.32	$1.32	0.76

The following table summarizes the activity in liability classified warrants for the three months ended March 31, 2022:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2021	248,161	$7.20		2.00
Exercised	(536)	7.20
Forfeited	—	—
Expired	—	—
Granted	—	—
Total outstanding – March 31, 2022	247,625	$7.20
Exercisable	247,625	$7.20	$7.20	1.76

The following table presents the Company’s fair value hierarchy for its liabilities measured at fair value on a recurring basis as of March 31, 2023:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2022	$—	$—	$3,622,647	$3,622,647
Exercises	—	—	—	—
Gain on change in fair value of warrant liabilities	—	—	(1,038,673)	(1,038,673)
Balance as of March 31, 2023	$—	$—	$2,583,974	$2,583,974

There were no transfers of financial assets or liabilities between category levels for the three months ended March 31, 2023.

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of March 31, 2023 and March 31, 2022:

	March 31, 2023		March 31, 2022
	Range	Weighted Average	Range	Weighted Average
Risk-free interest rate	3.531% — 4.743%	3.93%	2.03% — 2.29%	2.08%
Expected volatility (peer group)	70.3% — 132%	110.9%	88% — 101%	90.4%
Term of warrants (in years)	.64 — 5.23	3.66	1.65 — 2.24	1.76
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE 11 — CONVERTIBLE DEBT- RELATED PARTY

On December 22, 2022, the Company issued to Alpha Capital, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. The Debenture is convertible, at any time, and from time to time, at Alpha Capital’s option, into shares of common stock of the Company (the “Conversion Shares”), at a price equal to $1.32 per share, subject to adjustment as described in the Debenture (the “Conversion Price”) and other terms and conditions described in the Debenture, including the Company’s receipt of the necessary stockholder approvals. Additionally, on December 22, 2022, the Company issued to Alpha Capital a liability classified warrant to purchase 2,500,000 shares of the Company’s common stock (see Note 10-Warrant Liabilities). The exercise price of the Alpha Warrant is $1.65 (equal to 125% of the Conversion Price of the Debenture on the closing date). The Alpha Warrant may be exercised by Alpha Capital, in whole or in part, at any time on or after June 22, 2023 and before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant, including the Company’s receipt of the necessary stockholder approvals.

The proceeds from the transaction will be dedicated to the Company’s efforts of advancing its QN-302 Investigative New Drug candidate towards clinical trials and other working capital purposes.

Commencing June 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) December 22, 2025 and (ii) the full redemption of the Debenture (each such date, a “Monthly Redemption Date”), the Company will redeem $110,000 plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture (the “Monthly Redemption Amount”). The Monthly Redemption Amount will be paid in cash; provided that after the first two monthly redemptions, the Company may elect to pay all or a portion of a Monthly Redemption Amount in shares of common stock of the Company, based on a Conversion Price equal to the lesser of (i) the then Conversion Price of the Debenture and (ii) 85% of the average of the VWAPs (as defined in the Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date. The Company may also redeem some or all of the then outstanding principal amount of the Debenture at any time for cash in an amount equal to 105% of the then outstanding principal amount of the Debenture being redeemed plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture. The Company’s election to pay monthly redemptions in Conversion Shares or to effect an optional redemption is subject to the satisfaction of the Equity Conditions (as defined in the Debenture), including the Company’s receipt of the necessary stockholder approvals.

The Debenture accrues interest at the rate of 8% per annum, which does not begin accruing until December 1, 2023, and will be payable on a quarterly basis. Interest may be paid in cash or shares of common stock of the Company or a combination thereof at the option of the Company; provided that interest may only be paid in shares if the Equity Conditions have been satisfied, including the Company’s receipt of the necessary stockholder approvals.

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

The Company filed a registration statement on Form S-3 (No. 333-269088) with the Securities and Exchange Commission on December 30, 2022 registering the resale by Alpha Capital of an aggregate of 5,157,087 shares of the Company’s common stock, which may be issuable to Alpha Capital pursuant to the terms of the Debenture and the Alpha Warrant.

The Company evaluated the Debenture and the Alpha Warrant and determined that the Alpha Warrant is a freestanding financial instrument. The Alpha Warrant is not considered indexed to the Company’s own stock, because the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price and all of the adjustment features in Section 3(b) of the warrant agreement are not down round provisions, as defined in ASU 2017-11. Accordingly, the Alpha Warrant is classified as a liability and recognized at fair value, with subsequent changes in fair value recognized in earnings.

The proceeds from the Debenture were allocated to the initial fair value of the Alpha Warrant, with the residual balance allocated to the initial carrying value of the Debenture. The Company has not elected the fair value option for the Debenture. The Debenture was recognized as proceeds received after allocating the proceeds to the Alpha Warrant, and then allocating remaining proceeds to a suite of bifurcated embedded derivative features (conversion option, contingent acceleration upon an Event of Default, and contingent interest upon an Event of Default), with the resulting difference, if any, allocated to the loan host instrument. The suite of derivative features was measured and determined to have no fair value.

The original issue discount of $0.3 million, the initial fair value of the Warrant of $2.8 million, the initial fair value of the suite of bifurcated embedded derivative features of $0, and the fees and costs paid to Alpha Capital and other third parties of $0.1 million comprised the debt discount upon issuance. The debt discount is amortized to interest expense over the expected term of the Debenture using the effective interest method, in accordance with ASC 835-30. The debt host instrument of the Debenture will subsequently be measured at amortized cost using the effective interest method to accrete interest over its term to bring the Debenture’s initial carrying value to the principal balance at maturity.

Between January 9 and 12, 2023, the Company issued 841,726 shares of common stock upon Alpha Capital’s partial conversion of the Debenture at $1.32 per share for a total of $1,111,078 principal. Upon conversion, the Company recognized a loss on conversion of convertible debt of approximately $1.1 million, recorded to other expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded accrued interest of approximately $562,000 (of which approximately $533,000 was attributable to discount amortization) in other expenses in the condensed consolidated statements of operations. As of March 31, 2023, the fair value of the Alpha Warrant was approximately $2.2 million, and the fair value of the suite of bifurcated embedded derivative features was $0.

Convertible debt-related party is comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Senior secured convertible debenture	$2,188,922	$3,300,000
Discount on convertible debenture	(1,630,684)	(3,239,803)
Total convertible debt-related party	$558,238	$60,197

As of March 31, 2023, there were no events of default or violation of any covenants under our financing obligations.

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

The following table reconciles net loss and the weighted-average shares used in computing basic and diluted EPS in the respective periods:

	For the Three Months Ended March 31,
	2023	2022

Net loss used for basic earnings per share	$(3,846,221)	$(4,319,787)

Basic weighted-average common shares outstanding	4,959,122	3,529,405
Dilutive potential shares issuable from stock options and warrants	—	—
Diluted weighted-average common shares outstanding	4,959,122	3,529,405

	As of March 31,
	2023	2022
Shares of common stock subject to outstanding options	552,561	486,402
Shares of common stock subject to outstanding warrants	4,254,766	981,603
Total common stock equivalents	4,807,327	1,468,005

Potentially dilutive common shares excluded from the calculation above represent stock options and warrants because their effect would be anti-dilutive.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under a long-term operating lease agreement. On December 15, 2021, the Company’s wholly-owned subsidiary Qualigen, Inc. entered into a Second Amendment to Lease with Bond Ranch LP. This Amendment extended the Company’s triple-net leasehold on the Company’s existing 22,624-square-feet headquarters/manufacturing facility at 2042 Corte del Nogal, Carlsbad, California for the 61-month period of November 1, 2022 to November 30, 2027. Over the 61 months, the base rent payable by Qualigen, Inc. will total $1,950,710; however, the base rent for the first 12 months of the 61-month period is only $335,966. Additionally, under the Second Amendment to Lease Qualigen, Inc. is entitled to a $339,360 tenant improvement allowance.

The tables below show the operating lease right-of-use assets and operating lease liabilities and the balances as of March 31, 2023 and December 31, 2022, including the changes during the periods:

Operating lease right-of-use assets
Net right-of-use assets at December 31, 2022	$1,422,538
Less amortization of operating lease right-of-use assets	(57,637)
Operating lease right-of-use assets at March 31, 2023	$1,364,901

Operating lease liabilities
Lease liabilities at December 31, 2022	$1,542,564
Less principal payments on operating lease liabilities	(57,731)
Lease liabilities at March 31, 2023	1,484,833
Less non-current portion	(1,236,024)
Current portion at March 31, 2023	$248,809

As of March 31, 2023, the Company’s operating leases have a weighted-average remaining lease term of 4.6 years and a weighted-average discount rate of 8.9%.

Year Ending December 31,	Amount
2023 (nine months)	276,256
2024	379,392
2025	390,773
2026	402,497
2027	379,164
Total	1,828,082
Less present value discount	(343,249)
Operating lease liabilities	$1,484,833

Total lease expense was approximately $116,000 and $114,000 for the three months ended March 31, 2023 and 2022, respectively. Lease expense was recorded in cost of product sales, general and administrative expenses, research and development and sales and marketing expenses.

Termination of Sekisui Distribution Agreement

Sekisui’s Distribution Agreement expired on March 31, 2022. As of March 31, 2023, the Company had a commitment to purchase leased FastPack rental systems back from Sekisui at Sekisui’s net book value in the amount of $154,000, which is included in equipment held for lease and accounts payable on the condensed consolidated balance sheet.

NanoSynex Funding Commitment

As a condition to the NanoSynex Acquisition, the Company agreed to provide NanoSynex with up to $10.4 million of future funding in the form of promissory notes to the Company based on NanoSynex’s achievement of certain future development milestones and subject to other terms and conditions described in the Funding Agreement entered into with NanoSynex. Of this amount approximately $2.4 million was funded during the year ended December 31, 2022, and an additional $0.5 million was funded in February 2023 (See Note 2 - Liquidity for further details regarding the terms and conditions of the Funding Agreement).

Litigation and Other Legal Proceedings

On November 9, 2021, the Company was named as a defendant in an action brought by Mediant Communications Inc. (“Mediant”) in the U.S. District Court for the Southern District of New York. The complaint alleged that Qualigen entered into an implied contract with Mediant, whereby Qualigen retained Mediant to distribute proxy materials and subsequently conduct shareholder vote tabulations. The Company filed a Motion to Dismiss with the District Court and on March 14, 2022 a hearing was held at which the presiding judge ruled in favor of the Motion to Dismiss. The Company and Mediant settled the litigation on April 5, 2022 in the amount of $96,558, at which time the amount was paid by the Company.

NOTE 14 — RESEARCH AND LICENSE AGREEMENTS

The University of Louisville Research Foundation

In March 2019, the Company entered into a sponsored research agreement and an option for a license agreement with University of Louisville Research Foundation “ULRF” for development of several small-molecule RAS interaction inhibitor drug candidates. Under the terms of this agreement, the Company was to reimburse ULRF for sponsored research expenses of up to $693,000 for this program. In February 2021, March 2022, and October 2022, the Company extended the term of this agreement until September 2023 and increased the amount that the Company will reimburse ULRF for sponsored research expenses to approximately $2.7 million. In July 2020, the Company entered into an exclusive license agreement with ULRF for RAS interaction inhibitor drug candidates. Under the agreement, the Company will take over development, regulatory approval and commercialization of the candidates from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, the Company paid ULRF approximately $112,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company has agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patent, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to July 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $20,000 to $100,000) for such year.

Sponsored research expenses related to these RAS agreements for the three months ended March 31, 2023 and 2022 were approximately $223,000 and $184,000, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations. License costs related to these agreements for the three months ended March 31, 2023 and 2022 were approximately $14,000 and $2,000, respectively, and are included in research and development expenses in the condensed consolidated statements of operations.

Between June 2018 and September 2020, the Company entered into license and sponsored research agreements with the ULRF for QN-247, a novel aptamer-based compound that has shown promise as an anticancer drug. Under the agreements, the Company took over development, regulatory approval and commercialization of the compound from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received a $50,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock, and the Company agreed to reimburse ULRF for sponsored research expenses of up to $830,000 and prior patent costs of up to $200,000. The sponsored research agreement was terminated on August 31, 2022. Under the license agreement, the Company agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization of anti-nucleolin agent-conjugated nanoparticles, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the last to expire of the licensed patents, (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to June 2018, and (iv) payments ranging from $100,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $100,000 for first dosing in a Phase 1 clinical trial, $200,000 for first dosing in a Phase 2 clinical trial, $350,000 for first dosing in a Phase 3 clinical trial, $500,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales; the Company would also pay another $500,000 milestone payment for any additional regulatory marketing approval for each additional therapeutic (or diagnostic) indication. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $10,000 to $50,000) for such year.

Sponsored research expenses related to these QN-247 agreements for the three months ended March 31, 2023 and 2022 were approximately $0 and $87,000, respectively, and these amounts are recorded in research and development expenses in the condensed consolidated statements of operations. License costs were approximately $21,000 and $55,000 related to these QN-247 agreements for the three months ended March 31, 2023 and 2022, respectively, and are included in research and development expenses in the condensed consolidated statements of operations.

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

There were no sponsored research expenses or license costs related to these QN-165 agreements for the three months ended March 31, 2023 and 2022.

Yi Xin

In October 2020, through its wholly-owned diagnostics subsidiary Qualigen, Inc., the Company entered into a Technology Transfer Agreement with Yi Xin Zhen Duan Jishu (Suzhou) Ltd. (“Yi Xin”), of Suzhou, China, for Yi Xin to develop, manufacture and sell new generations of diagnostic test systems based on the Company’s core FastPack technology. In addition, the Technology Transfer Agreement authorizes Yi Xin to manufacture and sell the Company’s current generations of FastPack System diagnostic products (1.0, IP and PRO) in China.

The Company will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. Under the Technology Transfer Agreement, during the fiscal year ended December 31, 2021 we recognized revenues of approximately $670,000. There were no revenues under this agreement for the three months ended March 31, 2023, and the three months ended March 31, 2022. The Company provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

The Company gave Yi Xin the exclusive rights for China – which is a market it has not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of our existing FastPack product lines. Yi Xin also has the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of the Company’s existing generations of FastPack products). After March 31, 2022, Yi Xin has the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products), as well as the right to buy Qualigen-manufactured FastPack 1.0, IP and PRO products from us at distributor prices for resale in and for the United States (but not to or toward current U.S. customers of those products). The Company did not license Yi Xin to sell in the U.S. market any Yi Xin-manufactured versions of those legacy FastPack 1.0, IP and PRO product lines. In the Technology Transfer Agreement the Company also confirmed that after March 31, 2022 it would not seek new FastPack customers outside the United States, European Union, Canada and Mexico.

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

For the three months ended March 31, 2023 and 2022, there were license costs of approximately $5,000 and $310,000, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations.

Prediction Biosciences

In November 2015, the Company entered into a long-term development and supply agreement with Prediction Biosciences SAS to develop and manufacture diagnostic tests for use in the stroke Physician Office Laboratory (POL) market. The Company recognizes development revenue and product sales over the performance period of the contract. For the three months ended March 31, 2023 and 2022, there was $86,000 and $0, respectively, in product sales related to this agreement.

NOTE 15 — STOCKHOLDERS’ EQUITY

As of March 31, 2023 and December 31, 2022, the Company had two classes of capital stock: common stock and preferred stock.

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

On December 22, 2022, the Company issued to Alpha Capital, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. The Debenture is convertible, at any time, and from time to time, at Alpha Capital’s option, into shares of common stock of the Company, at a price equal to $1.32 per share, and other terms and conditions described in the Debenture (see Note 11 - Convertible Debt - Related Party). As part of this transaction, the Company issued to Alpha Capital a warrant to purchase 2,500,000 shares of the Company’s common stock (see Note 10-Warrant Liabilities). Between January 9 and 12, 2023, Alpha Capital voluntarily converted $1,111,078 of its outstanding the Debenture principal into 841,726 shares of common stock at a conversion price of $1.32 per share.

At March 31, 2023, the Company has reserved 4,807,327 shares of authorized but unissued common stock for possible future issuance. At March 31, 2023, shares were reserved in connection with the following:

Exercise of issued and future grants of stock options	552,561
Exercise of stock warrants	4,254,766
Total	4,807,327

Preferred Stock

At March 31, 2023 and December 31, 2022, there were no shares of preferred stock outstanding. All shares of Series A, B, C, D, D-1 convertible preferred stock were converted into common stock at the time of the May 2020 reverse recapitalization transaction.

Stock Options and Equity Classified Warrants

Stock Options

The Company recognizes all compensatory stock-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which provides for the grant of incentive or non-statutory common stock options, restricted stock, stock bonus awards, stock appreciation rights, restricted stock units and performance awards to qualified employees, officers, directors, consultants and other service providers. At March 31, 2023 and December 31, 2022 there were 552,561 and 608,012 outstanding stock options, respectively, under the 2020 Plan and there were 203,141 and 147,690 of 2020 Plan shares available, respectively, for future grant.

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at March 31, 2023, and changes during the three-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	608,012	$35.02	$5.14 - $51.30	8.09
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(55,451)	33.05	5.14 - 51.30	—
Total outstanding – March 31, 2023	552,561	$35.22	$5.14 — $51.30	7.82
Exercisable (vested)	290,438	$46.17	$10.50 — $51.30	7.35
Non-Exercisable (non-vested)	262,123	$23.08	$5.14 - $51.30	8.40

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that were outstanding at March 31, 2022, and changes during the three-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	484,186	$60.70	$12.40 — $14,657.50	8.52
Granted	2,500	10.50	10.50	9.79
Expired	—	—	—	—
Forfeited	(283)	30.00	12.40 - 49.70	—
Total outstanding – March 31, 2022	486,403	$60.50	$10.50 — $14,657.50	8.28
Exercisable (vested)	141,720	$108.30	$32.90 — $14,657.50	7.69
Non-Exercisable (non-vested)	344,683	$40.80	$10.50 — $51.30	8.57

There was approximately $0.2 million and $1.3 million of compensation cost related to outstanding options for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $1.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1 year.

No stock options were exercised during the three months ended March 31, 2023.

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

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under the 2020 Plan, and for equity classified compensatory warrants. Key valuation assumptions include:

●	Expected dividend yield.The expected dividend is assumed to be zero, as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.
●	Expected stock-price volatility. The Company’s expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.
●	Risk-free interest rate.The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	For the Three Months Ended March 31,
	2023	2022
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	—	102%
Risk-free interest rate	—	1.58% — 1.67%
Expected average term of options (in years)	—	6.00
Stock price	$—	$1.05

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2023	2022
General and administrative	$203,722	$1,113,384
Research and development	48,504	153,782
Total	$252,226	$1,267,166

Equity Classified Compensatory Warrants

In connection with the $4.0 million equity capital raise as part of the May 2020 reverse recapitalization transaction, the Company issued common stock warrants to an advisor and its designees for the purchase of 81,143 reverse split adjusted shares of the Company’s common stock at a reverse split adjusted exercise price of $11.10 per share. The issuance cost of these warrants was charged to additional paid-in capital, and did not result in expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

In addition, various service providers hold equity classified compensatory warrants issued in 2017 and earlier for the purchase of 66,802 reverse split adjusted shares of Company common stock (originally exercisable to purchase Series C convertible preferred stock) at a weighted average exercise price of $23.40 per share. These are to be differentiated from the Series C Warrants described in Note 10 - Warrant Liabilities.

During the year ended December 31, 2021, the Company issued equity classified compensatory warrants to a service provider for the purchase of 60,000 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $13.20 per share. The fair value issuance cost of approximately $0.3 million using the Black-Scholes options pricing model for these warrants was charged to general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. On April 25, 2022, 60,000 warrants were repriced from $13.20 to a reverse split adjusted exercise price of $6.00 and extended from June 3, 2023 to September 14, 2023. The increase in fair value of $67,370 using a Monte Carlo pricing model for the modification of these warrants was charged to general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. On April 25, 2022 and May 26, 2022 an additional 67,619 reverse split adjusted warrants were repriced from a reverse split adjusted exercise price of $11.10 to $5.136. The increase in fair value of $31,010 using a Monte Carlo pricing model for the modification of these warrants was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and comprehensive loss. On December 22, 2022, 67,620 warrants were repriced from a reverse split adjusted exercise price of $5.136 to $1.32. The increase in fair value of $8,548 using a Monte Carlo pricing model for the modification of these warrants was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

No compensatory warrants were issued during the three months ended March 31, 2023.

The following table summarizes the equity classified compensatory warrant activity for the three months ended March 31, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	179,046	$9.12	$1.32 — $25.40	1.73
Granted to advisor and its designees	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – March 31, 2023	179,046	$9.12	$1.32 — $25.40	1.48
Exercisable	179,046	$9.12	$1.32 — $25.40	1.48
Non-Exercisable	—	$—	$—	—

The following table summarizes the equity classified compensatory warrant activity for the three months ended March 31, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	179,065	$15.20	$11.10 — $25.40	2.64
Granted to advisor and its designees	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – March 31, 2022	179,065	$15.20	$11.10 — $25.40	2.39
Exercisable	179,065	$15.20	$11.10 — $25.40	2.39
Non-Exercisable	—	$—	$—	—

There were no compensation costs related to outstanding warrants for three months ended March 31, 2023 or the three months ended March 31, 2022. As of March 31, 2023 and 2022, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

In May 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to Alpha Capital (a related party) for the purchase of 27,048 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $11.10 per share (of which warrants for 20,000 shares were subsequently exercised in December 2020). In July 2020 the Company issued noncompensatory equity classified warrants to Alpha Capital for the purchase of 78,019 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $0.01 per share (which were subsequently exercised in July 2020), and 192,068 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $52.50 per share. In August 2020, the Company issued noncompensatory equity classified warrants to Alpha Capital for the purchase of 128,783 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $60.00 per share. In December 2020, the Company issued noncompensatory equity classified warrants to Alpha Capital for the purchase of 100,000 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $0.10 per share (which were exercised in February 2021) and 219,101 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $40.70 per share. In May 2022, the Company issued noncompensatory equity classified warrants to Alpha Capital for the purchase of 331,464 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $0.01 per share (See Note 3 - Acquisition).

On November 29, 2021, with the exception of the warrants to purchase 27,048 reverse split adjusted shares of the Company’s common stock at a reverse split adjusted exercise price of $11.10 per share, the exercise prices of all outstanding warrants to purchase a total of 539,951 reverse split adjusted shares of the Company’s common stock were modified to a reverse split adjusted exercise price of $20.00 per share and each of their remaining terms extended by six months. The fair value of the modification cost of these warrant modifications of approximately $2.3 million was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and comprehensive loss. In May 2022, pre-funded warrants to purchase 331,464 reverse split adjusted shares of the Company’s common stock at a reverse split adjusted exercise price of $0.01 per share with no expiration date were issued. These warrants were subsequently exercised during the period ended September 30, 2022.

In conjunction with the NanoSynex Acquisition (See Note 3 - Acquisition), on April 25, 2022 the exercise price of 7,048 reverse split adjusted outstanding warrants with an exercise price of $11.10 per share was modified to a reverse split adjusted exercise price of $6.00. The increase in fair value of $2,533, using a Monte Carlo pricing model for the modification of these warrants, was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and comprehensive loss. On May 26, 2022, the reverse split adjusted exercise price of these warrants was modified again to $5.136, and the increase in fair value of $696, using a Monte Carlo pricing model for the modification of these warrants, was included in consideration transferred in the NanoSynex Acquisition. On December 22, 2022, the exercise price of these warrants was modified again to $1.32. The increase in fair value of $891, using a Monte Carlo pricing model for the modification of those warrants, was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

No noncompensatory equity classified warrants were issued during the three months ended March 31, 2023.

The following table summarizes the noncompensatory equity classified warrant activity for the three months ended March 31, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	547,003	$19.76	1.32 - 20.00	0.33
Legacy Ritter warrants	—	—
Granted	—	—
Exercised	—	—
Expired	(320,853)	20.00	20.00
Forfeited	—	—
Total outstanding – March 31, 2023	226,150	$19.42
Exercisable	226,150	$19.42	$1.32 — $20.00	0.46
Non-Exercisable	—	$—	$—	—

The following table summarizes the noncompensatory equity classified warrant activity for the three months ended March 31, 2022:

Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	554,914	$20.10
Legacy Ritter warrants	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – March 31, 2022	554,914	$20.10
Exercisable	554,914	$20.10	$11.10 — $37.70	1.07
Non-Exercisable	—	$—	$—	—

NOTE 16 — RELATED PARTY TRANSACTIONS

Convertible Debt

On December 22, 2022, the Company issued to Alpha Capital, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. The Debenture is convertible, at any time, and from time to time, at Alpha Capital’s option, into shares of common stock of the Company, at a price equal to $1.32 per share, subject to adjustment as described in the Debenture and other terms and conditions described in the Debenture, including the Company’s receipt of the necessary stockholder approvals (See Note 11 - Convertible Debt - Related Party). Between January 9 and 12, 2023, Alpha Capital voluntarily converted $1,111,078 of the Debenture principal into 841,726 shares of common stock at a conversion price of $1.32 per share.

Short-Term Debt

NanoSynex has four separate notes payable outstanding to Alpha Capital, issued between March 26, 2020 and September 2, 2021, aggregating to a total principal outstanding balance of $905,000, and aggregate accrued interest of $53,952 for a total outstanding balance of $958,952 as of March 31, 2023. The Notes all accrue interest at 2.62% per annum, accrued daily, and provide that the full amount of principal and interest under each Note shall be due immediately prior to a Liquidation Event (the Maturity Date) unless due earlier in accordance with the terms of the Notes. “Liquidation Event” means either i) the merger or consolidation of NanoSynex into any other entity, other than one in control or under control of NanoSynex or NanoSynex’s majority shareholder; ii) a transaction or series of transactions resulting in the transfer of all or substantially all of NanoSynex’s assets or issued and outstanding share capital (other than to a company under the control of NanoSynex or NanoSynex’s majority shareholders; or iii) an underwritten public offering by NanoSynex of its ordinary shares. Notwithstanding the above, if NanoSynex receives subsequent debt, convertible debt, or equity funding with gross proceeds of USD $3,000,000 or more, then these Notes shall be due and payable upon the actual receipt of such funding (See Note 9 - Short-Term Debt - Related Party).

Nanosynex Acquisition

The Company acquired a 52.8% voting equity interest in NanoSynex on May 26, 2022 through: (1) the purchase of 2,232,861 shares Preferred A-1 Stock of NanoSynex from Alpha Capital (a related party) for 350,000 reverse split adjusted shares of the Company’s common stock and a prefunded warrant to purchase 331,464 reverse split adjusted shares of the Company’s common stock at a purchase price of $0.001 per share (these warrants were subsequently exercised on September 13, 2022), and (2) the purchase of 381,786 shares of Series B preferred stock of NanoSynex from NanoSynex in exchange for $600,000 (See Note 3 - Acquisition).

NOTE 17 — SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the twelve months ended December 31, 2022, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 2, 2023 (as the “2022 Annual Report.) As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Qualigen” refer to Qualigen Therapeutics, Inc. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

Our stock price could be harmed if any of the events or trends contemplated by the forward-looking statements fails to occur or is delayed or if any actual future event otherwise differs from expectations. Additional information concerning these and other risk factors affecting our business (including events beyond our control, such as epidemics and resulting changes) can be found in our prior filings with the SEC (including the 2022 Annual Report), available at www.sec.gov. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of this Quarterly Report, and we disclaim any intent or obligation to update these forward-looking statements beyond the date of this Quarterly Report, except as required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Our Pan-RAS portfolio consists of a family of RAS oncogene protein-protein interaction inhibitor small molecules believed to inhibit or block mutated RAS genes’ proteins from binding to their effector proteins. Preventing this binding could stop tumor growth, especially in RAS-driven tumors such as pancreatic, colorectal and lung cancers.

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

On November 23, 2022, we effected a 1-for-10, as determined by our board of directors, reverse stock split of our outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduced our shares of outstanding common stock, stock options, and warrants to purchase shares of our common stock. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of fractional shares was paid to stockholders. All share and per share data for all periods presented in this section and the accompanying financial statements and related disclosures have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

On May 26, 2022, we acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex from Alpha Capital in exchange for 350,000 shares of our common stock and a prefunded warrant to purchase 331,464 shares of our common stock at an exercise price of $0.001 per share. These warrants were subsequently exercised on September 13, 2022. Concurrently with this transaction, we also purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in our acquiring a 52.8% interest in NanoSynex. NanoSynex is a micro-biologics diagnostics company domiciled in Israel.

Because our therapeutic candidates are all still in the pre-clinical development stage, our only products that are currently commercially available for sale are the FastPack System diagnostic instruments and test kits. Our FastPack System diagnostic instruments and test kits are sold commercially primarily in the United States, as well as certain European countries. The FastPack System menu includes a rapid, highly accurate immunoassay diagnostic testing system for cancer, men’s health, hormone function, and vitamin D status. We provide analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits.

We have always utilized a “razor and blades” pricing strategy, providing analyzers to our customers (physician offices, clinics and small hospitals) at low cost in order to increase sales volumes of higher-margin test kits. Through the first quarter of 2022, we relied on our diagnostics distribution partner, Sekisui, for most FastPack distribution worldwide pursuant to a distribution agreement. We maintained direct distribution for certain house accounts, including selling our total testosterone test kits to Low T Center, the largest men’s health group in the United States, with 40 locations. The Distribution Agreement with Sekisui expired on March 31, 2022, after which the activities previously provided by Sekisui reverted back to us and we have since recognized 100% of the revenue from the sales of our FastPack diagnostic instruments and test kits. We have licensed and technology-transferred our FastPack System technology to Yi Xin Zhen Duan Jishu (Suzhou) Ltd. for the China diagnostics market.

We do not expect to be profitable before products from our therapeutics pipeline are commercialized, because we expect that research and development expenses associated with our therapeutics programs will significantly exceed the profits, if any, that we will generate from our diagnostics products. To experience losses while therapeutic products are still under development is, of course, typical for biotechnology companies.

Our condensed consolidated financial statements do not separate our diagnostics-related activities from our therapeutics-related activities. Although to date all of our reported revenue is diagnostics-related, our reported expenses represent the total of our diagnostics-related and therapeutics-related expenses

Critical Accounting Policies and Estimates

This discussion and analysis is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to impairment of goodwill and other intangible assets, fair value of warrant liabilities, stock-based compensation, amortization and depreciation, inventory reserves, allowances for doubtful accounts and returns, and warranty costs. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 - Organization And Summary Of Significant Accounting Policies And Estimates to our unaudited condensed consolidated financial statements appearing in “Item 1. Condensed Consolidated Financial Statements (Unaudited),” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

●	Convertible debt
●	Research and development
●	Revenue recognition
●	Allowance for doubtful accounts and returns
●	Inventory
●	Impairment of long-lived assets
●	Business combination
●	Goodwill
●	In Process R&D
●	Derivative financial instruments and warrant liabilities
●	Stock-based compensation
●	Income taxes

Warrant Liabilities

In 2004, Qualigen, Inc. issued Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 Ritter reverse recapitalization transaction and are now exercisable for Qualigen Therapeutics common stock. These warrants contain a provision that if we issue shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price will be re-set to such new price and the number of shares underlying the warrants will be increased in the same proportion as the exercise price decrease. For accounting purposes, such warrants give rise to warrant liabilities. The operation of the “double-ratchet” provisions in these warrants in connection with the NanoSynex acquisition and the convertible debenture financing transaction in December 2022 now allow the holders to exercise for a significantly higher number of shares than before. Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our condensed consolidated balance sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our condensed consolidated Statements of Operations. The estimated fair value of these warrant liabilities was $0.4 million and $0.8 million at March 31, 2023 and December 31, 2022, respectively. There were 1,349,571 of these warrants outstanding at March 31, 2023 and December 31, 2022.

On December 22, 2022, as part of the convertible debenture financing, the Company issued to Alpha Capital a common stock warrant (the “Alpha Warrant”) for 2,500,000 shares of common stock of the Company. The exercise price of the Alpha Warrant is $1.65 (equal to 125% of the Conversion Price of the Debenture on the closing date). The Alpha Warrant may be exercised by Alpha Capital, in whole or in part, at any time on or after June 22, 2023 and before June 22, 2028. U.S. GAAP requires us to recognize the fair value of this warrant as a warrant liability on our condensed consolidated balance sheets and to reflect period-to-period changes in the fair value of the warrant liability on our condensed consolidated statements of operations. The estimated fair value of this warrant liability was $2.2 million and $2.8 million at March 31, 2023 and December 31, 2022, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

Revenues

	For the Three Months Ended March 31,
	2023	2022
REVENUES
Net product sales	$1,607,170	$722,029
Total revenues	1,607,170	722,029

EXPENSES
Cost of product sales	1,264,828	828,848
General and administrative	1,714,434	2,898,751
Research and development	2,121,551	1,864,745
Sales and marketing	199,114	138,323
Total expenses	5,299,927	5,730,667

LOSS FROM OPERATIONS	(3,692,757)	(5,008,638)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(1,038,673)	(683,242)
Interest expense (income), net	544,236	(6,309)
Loss on voluntary conversion of convertible debt	1,077,287	—
Other income, net	(4,881)	(36)
Loss on fixed asset disposal	300	—
Total other expense (income), net	578,269	(689,587)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(4,271,026)	(4,319,051)

(BENEFIT) PROVISION FOR INCOME TAXES	(163,777)	736

NET LOSS	(4,107,249)	(4,319,787)

Net loss attributable to noncontrolling interest	(261,028)	—

Net loss attributable to Qualigen Therapeutics, Inc.	$(3,846,221)	$(4,319,787)

Other comprehensive loss, net of tax
Net loss	$(4,107,249)	$(4,319,787)
Foreign currency translation adjustment	119,723	—
Other comprehensive loss	(3,987,526)	(4,319,787)
Comprehensive loss attributable to noncontrolling interest	(261,028)	—
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(3,726,498)	$(4,319,787)

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the three month periods ended March 31, 2023 and 2022 were approximately $1.6 million and $0.7 million respectively, representing an increase of approximately $0.9 million, or 123%. This increase was primarily due to the expiration of the Sekisui Distribution Agreement on March 31, 2022, at which time the distribution services previously provided by Sekisui reverted to the Company, which resulted in our recognizing 100% of the revenue from sales of our FastPack diagnostic test kits and instruments beginning in the second quarter of 2022. In addition, net product sales during the three months ended March 31, 2022 were negatively impacted by Sekisui selling off its remaining inventory prior to termination of the agreement.

Expenses

Cost of Product Sales

Cost of product sales increased during the three months ended March 31, 2023, to $1.3 million, or 79% of net product sales, versus approximately $0.8 million, or 115% of net product sales, during the three months ended March 31, 2022. This increase of $0.4 million was due to the increased sales and manufacturing inefficiencies from material shortages during the current quarter.

General and Administrative Expenses

General and administrative expenses decreased from $2.9 million, during the three months ended March 31, 2022, to $1.7 million during the three months ended March 31, 2023. This decrease was primarily due to decreases in stock-based compensation expense of $0.9 million, insurance expenses of $0.2 million, and legal expenses of $0.3 million, offset by increases in consulting expenses of $0.1 million and other payroll related expenses totaling $0.1 million.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. Research and development costs increased from $1.9 million for the three months ended March 31, 2022 to $2.1 million for the three months ended March 31, 2023. Of the $1.9 million of research and development costs for the three months ended March 31, 2022, $1.6 million (84%) was attributable to therapeutics and $0.3 million (16%) was attributable to diagnostics. Of the $2.1 million of research and development costs for the three months ended March 31, 2023, $1.3 million (60%) was attributable to therapeutics and $0.8 million (40%) was attributable to diagnostics.

The increase in diagnostic research and development costs was primarily due to $0.6 million in R&D expenses assumed in connection with the acquisition of NanoSynex, offset by a reduction of $0.1 million in FastPack R&D expenses. The decrease in therapeutics research and development costs was primarily due to a decrease in pre-clinical research and development costs of $0.6 million for QN-247, a decrease of $0.2 million in stock-based compensation expenses, a decrease in RAS expenses of $0.1 million, offset by an increase in QN-302 pre-clinical research and development costs of $0.5 million.

For the future, we expect our therapeutic research and development costs to significantly outweigh our diagnostic research and development costs, and to be relatively lower in periods when we are focusing on pre-clinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses during the three months ended March 31, 2023 increased to approximately $199,000 as compared to approximately $138,000 during the three months ended March 31, 2022, primarily due to an increase in payroll expenses as a result of the termination of the Sekisui Distribution Agreement.

Other Expense (Income)

Change in Fair Value of Warrant Liabilities

During three months ended March 31, 2023 we experienced a $1.0 million gain in other income because of the change in fair value of the warrant liabilities arising from our liability classified warrants described above. The estimated fair value of these warrants decreased to $2.6 million as of March 31, 2023 from $3.6 million as of December 31, 2022 primarily due to a reduction in the Company’s stock price and outstanding terms of the warrants.

Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to continue to result in significant variability in our future quarterly and annual consolidated statements of operations based on unpredictable changes in our public market common stock price and the number of warrants outstanding at the end of each quarter.

Interest Expense (Income), Net

Interest expense, net during the three months ended March 31, 2023 increased to approximately $544,000 due to accrued interest on the convertible debt, as compared to interest income, net of approximately $6,000 during the three months ended March 31, 2022, primarily due to an increase in accrued interest related to convertible debt.

Loss on Voluntary Conversion of Convertible Debt

During the three months ended March 31, 2023, we recognized a $1.1 million loss due to a voluntary conversion by Alpha Capital of approximately $1.1 million of convertible debt into 841,726 shares of common stock (see Note 11 - Convertible Debt - Related Party to our condensed consolidated financial statements). We did not have any outstanding convertible debt for the three months ended March 31, 2022.

Other (Income), Net

Other income was immaterial for both the three months ended March 31, 2023 and the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $4.4 million in cash and an accumulated deficit of $107.2 million. For the three months ended March 31, 2023 and the three months ended March 31, 2022, we used cash of $2.6 million and $3.9 million, respectively, in operations. Our cash balances are expected to fund operations into the third quarter of 2023. As a pre-clinical development-stage therapeutics biotechnology company, we expect to continue to have net losses and negative cash flow from operations, which over time will challenge our liquidity. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute our business plan, we will require significant additional funding for planned research and development activities, capital expenditures, clinical and pre-clinical testing for our QN-302 clinical trials, preclinical development of RAS and QN-247, and funding for NanoSynex operations (See Note 3-Acquisition to our unaudited condensed consolidated financial statements), as well as commercialization activities.

Historically, our principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. In December 2022 we raised $3.0 million from the sale of a convertible debt instrument (see Note 11-Convertible Debt - Related Party to our unaudited condensed consolidated financial statements). There can be no assurance that further financing will be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

As a condition to the NanoSynex Acquisition, we agreed to provide NanoSynex with up to $10.4 million of future funding based on NanoSynex’s achievement of certain future development milestones and subject to other terms and conditions described in the Master Agreement for the Operational and Technological Funding of NanoSynex entered into with NanoSynex. These funding commitments are in the form of convertible promissory notes to be issued to the Company with a face value equal to the amount paid by the Company to NanoSynex upon satisfaction of the applicable performance milestone, bearing interest at the rate of 9% per annum on the principal balance from time to time outstanding under the particular promissory note, convertible at the option of the Company into additional shares of NanoSynex in order for the Company to maintain at least a 50.1% controlling ownership interest in NanoSynex, should NanoSynex issue additional shares. The principal of the convertible notes are due and payable upon the sooner to occur of: i) five years from the date of issuance of the particular promissory note; ii) the acquisition by any person or entity of all or substantially all of the share capital of NanoSynex, through share purchase, issuance or shares or merger of NanoSynex, or the purchase of all or substantially all of the assets of NanoSynex; or iii) the initial public offering of NanoSynex. The Company provided funding to NanoSynex of $2.4 million during 2022 and an additional $0.5 million in February 2023 pursuant to this agreement. We may terminate the Funding Agreement upon 120 days’ notice, but would still be liable for any payments due for milestones achieved prior to termination.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern, and therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying financial statements.

Our condensed consolidated balance sheet at March 31, 2023 includes $2.6 million of warrant liabilities. We do not consider the warrant liabilities to constrain our liquidity, as a practical matter. Our current liabilities at March 31, 2023 include $0.9 million of accounts payable, $1.9 million of accrued expenses and other current liabilities, a $0.6 million R&D grant liability, $0.4 million of accrued vacation, and $1.0 million in short term debt to a related party.

Contractual Obligations and Commitments

We have no material contractual obligations that are not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to the unaudited condensed consolidated financial statements.

Lease Agreement with Bond Ranch LP

On December 15, 2021, our wholly-owned subsidiary Qualigen, Inc. entered into a Second Amendment to Lease with Bond Ranch LP. This Amendment extended our triple-net leasehold on our existing 22,624-square-foot headquarters/manufacturing facility at 2042 Corte del Nogal, Carlsbad, California for the 61-month period of November 1, 2022 to November 30, 2027. Over the 61 months, the base rent payable will total $1,950,710; however, the base rent for the first 12 months of the 61-month period will be only $335,966. Additionally, Qualigen, Inc. was entitled to a $339,360 tenant improvement allowance. See Note 13 - Commitments and Contingencies to our unaudited condensed consolidated financial statements for additional details.

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

We have multiple license and sponsored research agreements with ULRF. Under these agreements, we have taken over development, regulatory approval and commercialization of various drug compounds from ULRF and are responsible for maintenance of the related intellectual property portfolio. We agreed to reimburse ULRF for sponsored research expenses of up to $2.7 million and prior patent costs of up to $112,000 for RAS. As of March 31, 2023, we had up to $532,000 remaining due under this sponsored research agreement for RAS. We also agreed to reimburse ULRF for sponsored research expenses of up to $830,000 and prior patent costs of up to $200,000 for QN-247. As of March 31, 2023, there were no remaining un-expensed amounts under this sponsored research agreement for QN-247 and the agreement was terminated effective August 31, 2022. We also agreed to reimburse ULRF for sponsored research expenses of up to $430,000 and prior patent costs of up to $24,000 for QN-165. As of March 31, 2023 there were no remaining un-expensed amounts under this sponsored research agreement for QN-165, and the agreement was terminated effective November 30, 2021. Under the terms of these agreements, we are required to make patent maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of any sublicense income.

On January 13, 2022, we entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) The program’s lead compound is being developed by us under the name QN-302 as a candidate for treatment of pancreatic ductal adenocarcinoma (PDAC), which represents the vast majority of pancreatic cancers. The Agreement requires (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments, and a percentage of any non-royalty sublicensing consideration paid to Qualigen.

Technology Transfer Agreement with Yi Xin

Through our wholly-owned diagnostics subsidiary Qualigen, Inc., we entered into a Technology Transfer Agreement, dated as of October 7, 2020, with Yi Xin of Suzhou, China, which authorizes Yi Xin to develop, manufacture and sell new generations of diagnostic test systems based on our core FastPack technology. In addition, the Technology Transfer Agreement authorizes Yi Xin to manufacture and sell our current generations of FastPack System diagnostic products (1.0, IP and PRO) in China. We have provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

Under the terms of the Technology Transfer Agreement, we have provided Yi Xin the exclusive rights for China – which is a market we have not otherwise entered – both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of our existing FastPack product lines. Yi Xin has the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of our existing generations of FastPack products); provided that any non-China sales would, until March 31, 2022, need to be through Sekisui. As of April 1, 2022, Yi Xin has right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Yi Xin also has the right, as of April 1, 2022, to buy Qualigen-manufactured FastPack 1.0, IP and PRO products from us at distributor prices for resale in and for the United States (but not to or toward current U.S. customers of those products). We did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack product lines, even after March 31, 2022. We agreed in the Technology Transfer Agreement that we would not, after March 31, 2022, seek new FastPack customers outside the United States, European Union, Canada, and Mexico.

Under the Technology Transfer Agreement, during the fiscal year ended December 31, 2021 we recognized revenues of approximately $670,000. There were no revenues under this agreement for the three months ended March 31, 2023, and the three months ended March 31, 2022. We will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin.

Yi Xin is a newly-formed company and is subject to many risks. There can be no assurance that Yi Xin will successfully commercialize any products or that we will receive any royalties from Yi Xin.

Alpha Convertible Debt

On December 22, 2022, we issued an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 to Alpha Capital for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. The Debenture is convertible, at any time, and from time to time, at Alpha Capital’s option, into shares of our common stock, at a price equal to $1.32 per share, subject to adjustment as described in the Debenture and other terms and conditions described in the Debenture, including the Company’s receipt of the necessary stockholder approvals.

Between January 9 and 12, 2023 Alpha Capital voluntarily converted $1,111,078 of the Debenture principal into 841,726 shares of common stock at a conversion price of $1.32 per share. During the three months ended March 31, 2023, we recognized an extinguishment loss on voluntary conversion of convertible debt of approximately $1.1 million and recorded accrued interest of approximately $562,000 (of which approximately $533,000 was a reduction to the discount) in other expenses in the condensed consolidated statements of operations. As of March 31, 2023 the remaining Debenture principal balance was approximately $2.2 million, the remaining discount was approximately $1.6 million, the fair value of the Warrant was approximately $2.2 million, and the fair value of the suite of bifurcated embedded derivative features was $0.

Commencing June 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) December 22, 2025 and (ii) the full redemption of the Debenture, we must redeem $110,000 plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture. The Monthly Redemption Amount must be paid in cash; provided that after the first two monthly redemptions, we may elect to pay all or a portion of a Monthly Redemption Amount in Conversion Shares, based on a Conversion Price equal to the lesser of (i) the then applicable conversion price of the Debenture and (ii) 85% of the average of the VWAPs (as defined in the Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date. We may also redeem some or all of the then outstanding principal amount of the Debenture at any time for cash in an amount equal to 105% of the then outstanding principal amount of the Debenture being redeemed plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture. Our election to pay monthly redemptions in Conversion Shares or to effect an optional redemption is subject to the satisfaction of the Equity Conditions (as defined in the Debenture), including our receipt of the necessary stockholder approvals.

The Debenture accrues interest at the rate of 8% per annum, which does not begin accruing until December 1, 2023, and will be payable on a quarterly basis. Interest may be paid in cash or shares of common stock of the Company or a combination thereof at the option of the Company; provided that interest may only be paid in shares if the Equity Conditions have been satisfied, including our receipt of the necessary stockholder approvals.

Nanosynex Funding Agreement

As a condition to the NanoSynex acquisition, we entered into a Master Agreement for the Operational and Technological Funding of NanoSynex, on May 26, 2022, pursuant to which we have agreed to fund NanoSynex up to an aggregate of approximately $10.4 million over a three year period, subject to NanoSynex’s achievement of certain performance milestones specified in the Funding Agreement and the satisfaction of other terms and conditions described in the Funding Agreement.

We will receive in exchange for any payment made to NanoSynex under the Funding Agreement one or more promissory notes (which may contain convertible features) with a face value equal to the amount paid by us to NanoSynex upon satisfaction of the applicable performance milestones. Any promissory notes issued to us by NanoSynex under the Funding Agreement will bear interest at a rate of 9.00% per annum on the principal balance from time to time outstanding under the promissory note. The principal and interest under any promissory note issued to us under the Funding Agreement will be due and payable upon the sooner to occur of: (i) five years from the date of the particular promissory note; (ii) the acquisition by any person or entity of all or substantially all of the share capital of NanoSynex, through share purchase, issuance of shares or merger of NanoSynex or the purchase of all or substantially all of the assets of NanoSynex; or (iii) the initial public offering of NanoSynex. If at any time, our ownership of the share capital of NanoSynex on an issued and outstanding basis falls or is reasonably expected to fall below 50.1%, solely as a result of the exercise of existing or future options (or an equivalent instrument) or as a result of issuance of restricted, shares, restricted stock units (or an equivalent instruments), we, in our sole discretion, may elect to convert all or any portion of the outstanding principal amount of any promissory note into shares of NanoSynex’s most senior class of preferred shares existing immediately prior to such conversion, subject to the terms and conditions described in the promissory notes so that, following such conversion, we will regain 50.1% ownership of NanoSynex’s issued and outstanding share capital. During the year ended December 31, 2022 a total of approximately $2.4 million was funded to NanoSynex, and for the three months ended March 31, 2023 an additional $0.5 million was funded to NanoSynex under the Funding Agreement.

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

Cash Flows

The following table sets forth the significant sources and uses of cash and cash equivalents for the periods set forth below:

	For the Three Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(2,634,093)	$(3,881,611)
Investing activities	(198,009)	(49,625)
Financing activities	—	3,858
Effect of exchange rate on cash	160,320	—
Net decrease in cash and restricted cash	$(2,671,781)	$(3,927,378)

Net Cash Used in Operating Activities

During the three months ended March 31, 2023, operating activities used $2.6 million of cash, primarily resulting from a net loss of $4.1 million. Cash flows from operating activities (as opposed to net loss) for the three months ended March 31, 2023 were positively impacted by adjustments for a $1.1 million non cash loss on voluntary conversion of convertible debt, accretion of discount of $0.5 million on convertible debt, $0.2 million in employee/director stock-based compensation expense, depreciation and amortization of $0.1 million, as well as a $0.4 million decrease in prepaid expenses and other assets, a $0.3 million increase in accrued expenses and other current liabilities, a $0.1 million decrease in accounts receivable and related reserves, and a $0.1 million decrease in inventory. Cash flows from operating activities (as opposed to net loss) for the three months ended March 31, 2023 were negatively impacted by a $1.0 million decrease in fair value of warrant liabilities, a $0.2 million decrease in deferred tax liability, and a $0.1 million decrease in R&D grant liability.

During the three months ended March 31, 2022, operating activities used $3.9 million of cash, primarily resulting from a net loss of $4.3 million. Cash flows from operating activities (as opposed to net loss) for the three months ended March 31, 2022 benefited from $1.2 million in employee/director stock-based compensation expense, a $0.3 million decrease in prepaid expenses and other assets, a $0.2 million decrease in accounts receivable, a $0.1 million increase in accounts payable, and depreciation and amortization of $0.1 million. Cash flows from operating activities (as opposed to net loss) for the three months ended March 31, 2022 were negatively impacted by a $0.5 million decrease in accrued expenses and other current liabilities, a $0.3 million increase in inventory, and a $0.7 million decrease in fair value of warrant liabilities.

Net Cash Used in Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was approximately $0.2 million, primarily related to the purchase of property and equipment.

During the three months ended March 31, 2022, net cash used in investing activities was approximately $50,000, primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.

Net cash provided by financing activities for the three months ended March 31, 2022 was approximately $4,000, due to net proceeds from exercise of warrants.

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that , due to the material weakness described below, our disclosure controls and procedures as of March 31, 2023 were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective because of a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with generally accepted accounting principles. We have taken and are taking steps to remediate the material weakness, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

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

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s 2022 Annual Report under the heading “Risk Factors.” When any one or more of these risks materialize, the Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company	8-K	001-37428	2.4	5/29/2020

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	5/29/2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [name change]	8-K	001-37428	3.4	5/29/2020

3.8	Amended and Restated Bylaws of the Company, through August 10, 2021	8-K	001-37428	3.1	8/13/2021

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-37428	3.1	11/22/2022

4.1	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020	8-K	001-37428	10.13	5/29/2020

4.2	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	5/29/2020

4.3	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	7/10/2020

4.4	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	8/4/2020

4.5	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	12/18/2020

4.6	“Deferred” Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	12/18/2020

4.7	Form of liability classified Warrant to Purchase Common Stock	10-K	001-37428	4.13	3/31/2021

4.8	Form of “service provider” compensatory equity classified Warrant	10-K	001-37428	4.14	3/31/2021

4.9	Description of Common Stock	10-K	001-37428	4.7	3/31/2020

4.10	Amended and Restated Common Stock Purchase Warrant to GreenBlock Capital LLC, dated April 25, 2022	10-Q	001-37428	4.15	5/13/2022

4.11	Amended and Restated Common Stock Purchase Warrant to Christopher Nelson, dated April 25, 2022	10-Q	001-37428	4.16	5/13/2022

4.12	Common Stock Purchase Warrant for 2,500,000 shares in favor of Alpha Capital Anstalt, dated December 22, 2022	8-K	001-37428	4.1	12/22/2022

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

May 15, 2023	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Michael S. Poirier
	Name:	Michael S. Poirier
	Title:	Chairman of the Board, Chief Executive Officer

