Form 10-K/A
period 2022-12-31
Qualigen Therapeutics, Inc.
filed 2023-07-07
CIK 1460702

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

EXPLANATORY NOTE

Qualigen Therapeutics, Inc. (“Qualigen”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to correct certain errors found in the Exhibit Index included in Part IV, Item 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2023 (the “Original 10-K”), and to make certain changes to Exhibit 4.9, which is being refiled with this Amendment. Accordingly, the Exhibit Index has been amended and restated in its entirety to reflect these changes. Qualigen is also providing new certifications from its principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, Qualigen has not modified or updated any disclosures contained in the Original 10-K. Accordingly, this Amendment does not reflect events occurring after the date of filing of the Original 10-K and therefore continues to speak only as of the date of the Original 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 3. Exhibits. See EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company.	8-K	001-37428	2.4	5/29/2020

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 29, 2020	8-K	001-37428	3.1	5/29/2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.4	5/29/2020

3.8	Amended and Restated Bylaws of the Company, as of August 10, 2021	8-K	001-37428	3.1	8/13/2021

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended.	8-K	001-37428	3.1	11/22/2022

4.1	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020	8-K	001-37428	10.13	5/29/2020

4.2	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	5/29/2020

4.3	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	7/10/2020

4.4	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	8/4/2020

4.5	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	12/18/2020

4.6	“Deferred” Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	12/18/2020

4.7	Form of liability classified Warrant to Purchase Common Stock	10-K	001-37428	4.13	3/31/2021

4.8	Form of “service provider” compensatory equity classified Warrant	10-K	001-37428	4.14	3/31/2021

4.9*	Description of Common Stock

4.10	Amended and Restated Common Stock Purchase Warrant to GreenBlock Capital LLC, dated April 25, 2022	10-Q	001-37428	4.15	5/13/2022

4.11	Amended and Restated Common Stock Purchase Warrant to Christopher Nelson, dated April 25, 2022	10-Q	001-37428	4.16	5/13/2022

4.12	Common Stock Purchase Warrant for 2,500,000 shares in favor of Alpha Capital Anstalt, dated December 22, 2022	8-K	001-37428	4.1	12/22/2022

10.1+	Executive Employment Agreement, by and between Qualigen, Inc. and Michael Poirier, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.1	5/29/2020

10.2+	Executive Employment Agreement, by and between Qualigen, Inc. and Christopher Lotz, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.2	5/29/2020

10.3+	Executive Employment Agreement dated December 10, 2021 with Amy Broidrick	10-K	001-37428	10.53	3/31/2022

10.4+	2020 Stock Equity Incentive Plan	8-K	001-37428	10.20	5/29/2020

10.5+	Standard template of Stock Option Agreement for use under 2020 Stock Incentive Plan	8-K	001-37428	10.1	6/11/2020

10.6+	Form of Indemnification Agreement – Qualigen, Inc.	8-K	001-37428	10.21	5/29/2020

10.7	Exclusive Agreement (QN-247), by and between Qualigen, Inc. and University of Louisville Research Foundation, Inc. dated as of June 8, 2018	S-4/A	333-236235	10.58	3/13/2020

10.8	Amendment 1 to the Exclusive License Agreement (QN-247), by and between Qualigen, Inc. and University of Louisville Research Foundation, Inc., dated March 16, 2021	10-K	001-37428	10.8	5/2/2023

10.9	Amendment 2 to the Exclusive License Agreement (QN-247), by and between Qualigen, Inc. and University of Louisville Research Foundation, Inc., dated January 17, 2023	10-K	001-37428	10.9	5/2/2023

10.10	Exclusive License Agreement between the Company and University of Louisville Research Foundation (RAS), Inc., dated as of July 17, 2020	8-K	001-37428	10.4	8/4/2020

10.11	Amendment 1 to the Exclusive License Agreement (RAS), by and between Qualigen, Inc. and University of Louisville Research Foundation, Inc., dated March 16, 2021	10-K	001-37428	10.11	5/2/2023

10.12	License Agreement between Qualigen, Inc. and Advanced Cancer Therapeutics, LLC dated December 17, 2018	S-4/A	001-37428	10.59	3/13/2020

10.13	Novation Agreement among the Company, Qualigen, Inc. and Advanced Cancer Therapeutics, LLC dated July 29, 2020	10-K	001-37428	10.31	3/31/2021

10.14	Technology Transfer Agreement dated as of October 7, 2020 between Qualigen, Inc. and Yi Xin Zhen Duan Jishu (Suzhou) Ltd.	8-K	001-37428	10.1	10/9/2020

10.15	Novation Agreement among the Company, Qualigen, Inc. and University of Louisville Research Foundation, Inc. dated January 30, 2021	10-Q	001-37428	10.1	5/14/2021

10.16	Novation Agreement among the Company, Qualigen, Inc. and University of Louisville Research Foundation, Inc. dated March 1, 2021	10-Q	001-37428	10.2	5/14/2021

10.17+	Hire offer letter from the Company to Tariq Arshad, dated April 22, 2021	10-Q	001-37428	10.1	8/16/2021

10.18	Amendment to Technology Transfer Agreement between Yi Xin Zhen Duan Jishu (Suzhou) Ltd. and Qualigen, Inc., dated August 5, 2021	10-Q	001-37428	10.2	11/15/2021

10.19	Amendment to 2020 Stock Incentive Plan (approved by the Board of Directors on April 27, 2021 and by the Stockholders on August 9, 2021)	10-Q	001-37428	10.3	11/15/2021

10.20	Second Amendment to Lease with Bond Ranch LP dated December 15, 2021	10-K	001-37428	10.54	3/31/2022

10.21	First Deed of Variation to License Agreement with UCL Business Limited dated March 30, 2022	10-K	001-37428	10.21	5/2/2023

10.22	Series B Preferred Share Purchase Agreement between the Company and NanoSynex Ltd. dated April 29, 2022	10-Q	001-37428	10.1	5/13/2022

10.23	Share Purchase Agreement between the Company and Alpha Capital Anstalt dated April 29, 2022	10-Q	001-37428	10.2	5/13/2022

10.24	Master Agreement for the Operational and Technological Funding of NanoSynex between Qualigen Therapeutics, Inc. and NanoSynex Ltd., dated May 26, 2022	8-K	001-37428	10.1	6/2/2022

10.25+	Qualigen Therapeutics, Inc. 2022 Employee Stock Purchase Plan	10-Q	001-37428	10.1	11/14/2022

10.26+	Amendment No. 2 to the 2020 Stock Incentive Plan of Qualigen Therapeutics, Inc.	8-K	001-37428	10.1	11/22/2022

10.27+	Amendment No. 1 to the 2022 Employee Stock Purchase Plan of Qualigen Therapeutics, Inc.	8-K	001-37428	10.2	11/22/2022

10.28	Securities Purchase Agreement, dated December 21, 2022, by and between Qualigen Therapeutics, Inc. and Alpha Capital Anstalt	8-K	001-37428	10.1	12/22/2022

10.29	8% Senior Convertible Debenture Due December 22, 2025	8-K	001-37428	10.2	12/22/2022

10.30	Registration Rights Agreement, dated December 22, 2022, by and between Qualigen Therapeutics, Inc. and Alpha Capital Anstalt	8-K	001-37428	10.3	12/22/2022

10.31+	Letter to Michael P. Poirier, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.31	5/2/2023

10.32+	Letter to Amy Broidrick, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.32	5/2/2023

10.33+	Letter to Tariq Arshad, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.33	5/2/2023

14.1	Code of Business Conduct and Ethics	8-K	001-37428	14.1	5/29/2020

21.1	Subsidiaries of the Registrant	10-K	001-37428	21.1	5/2/2023

23.1	Consent of Baker Tilly US, LLP, independent registered public accounting firm	10-K	001-37428	23.1	5/2/2023

24.1	Power of Attorney (included on signature page)	10-K	001-37428	24.1	5/2/2023

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37428	32.1	5/2/2023

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: July 7, 2023

