Form 10-Q
period 2023-06-30
Qualigen Therapeutics, Inc.
filed 2023-08-14
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 5,052,463 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

1

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$1,341,659	$7,034,434
Accounts receivable, net	679,380	538,587
Inventory, net	1,563,399	1,586,297
Prepaid expenses and other current assets	1,278,077	1,661,220
Total current assets	4,862,515	10,820,538
Restricted cash	5,434	5,690
Right-of-use assets	1,305,970	1,422,538
Property and equipment, net	498,647	345,087
Intangible assets, net	5,833,070	5,845,702
Goodwill	625,602	625,602
Other assets	18,334	18,334
Total Assets	$13,149,572	$19,083,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,756,183	$857,311
Accrued vacation	332,617	467,948
Accrued expenses and other current liabilities	1,980,555	1,511,856
R&D grant liability	151,620	780,682
Deferred revenue, current portion	94,474	116,161
Operating lease liability, current portion	257,155	240,645
Short term debt-related party	965,155	950,722
Warrant liabilities	133,500	788,100
Warrant liabilities - related party	2,010,180	2,834,547
Convertible debt - related party	812,419	60,197
Total current liabilities	8,493,858	8,608,169
Operating lease liability, net of current portion	1,168,653	1,301,919
Deferred revenue, net of current portion	28,648	49,056
Deferred tax liability	150,369	357,757
Total liabilities	9,841,528	10,316,901
Commitments and Contingencies (Note 12)
Stockholders’ equity
Qualigen Therapeutics, Inc. stockholders’ equity:
Common stock, $0.001 par value; 225,000,000 shares authorized; 5,052,463 and 4,210,737 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	42,952	42,110
Additional paid-in capital	112,554,830	110,528,050
Accumulated other comprehensive income	131,891	50,721
Accumulated deficit	(110,695,598)	(103,385,172)
Total Qualigen Therapeutics, Inc. stockholders’ equity	2,034,075	7,235,709
Noncontrolling interest	1,273,969	1,530,881
Total Stockholders’ Equity	3,308,044	8,766,590
Total Liabilities & Stockholders’ Equity	$13,149,572	$19,083,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Net product sales	$1,627,031	$1,430,534	$3,234,201	$2,152,563
Total revenues	1,627,031	1,430,534	3,234,201	2,152,563

EXPENSES
Cost of product sales	1,016,542	1,099,677	2,281,368	1,928,524
General and administrative	2,665,849	2,660,857	4,380,283	5,559,608
Research and development	1,326,544	1,506,227	3,448,095	3,370,972
Sales and marketing	169,223	305,103	368,337	443,426
Total expenses	5,178,158	5,571,864	10,478,083	11,302,530

LOSS FROM OPERATIONS	(3,551,127)	(4,141,330)	(7,243,882)	(9,149,967)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(440,294)	(14,800)	(1,478,967)	(698,042)
Interest expense (income), net	377,416	(4,824)	921,652	(11,132)
Loss on voluntary conversion of convertible debt	—	—	1,077,287	—
Loss on disposal of equipment held for lease	63,302	—	63,302	—
Other income, net	(5,680)	376	(10,559)	341
Loss on fixed asset disposal	—	—	300	—
Total other expense (income), net	(5,256)	(19,248)	573,015	(708,833)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(3,545,871)	(4,122,082)	(7,816,897)	(8,441,134)

(BENEFIT) PROVISION FOR INCOME TAXES	(38,182)	5,438	(201,959)	6,173

NET LOSS	(3,507,689)	(4,127,520)	(7,614,938)	(8,447,307)

Net loss attributable to noncontrolling interest	(43,484)	(4,116)	(304,512)	(4,116)

Net loss attributable to Qualigen Therapeutics, Inc.	$(3,464,205)	$(4,123,404)	$(7,310,426)	$(8,443,191)

Net loss per common share, basic and diluted	$(0.69)	$(1.12)	$(1.46)	$(2.35)
Weighted—average number of shares outstanding, basic and diluted	5,052,463	3,668,016	5,006,050	3,599,093

Other comprehensive loss, net of tax
Net loss	$(3,507,689)	$(4,127,520)	$(7,614,938)	$(8,447,307)
Foreign currency translation adjustment	(56,747)	65,540	119,473	65,540
Other comprehensive loss	(3,564,436)	(4,061,980)	(7,495,465)	(8,381,767)
Comprehensive loss attributable to noncontrolling interest	(43,484)	(4,116)	(304,512)	(4,116)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(3,520,952)	$(4,057,864)	$(7,190,953)	$(8,377,651)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Total
						Qualigen
			Additional	Accumulated Other		Therapeutics, Inc.		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance at December 31, 2022	4,210,737	$42,110	$110,528,050	$50,721	$(103,385,172)	$7,235,709	$1,530,881	$8,766,590
Voluntary conversion of convertible debt into common stock	841,726	842	1,111,740	—	—	1,112,582	—	1,112,582
Stock-based compensation	—	—	247,657	—	—	247,657	4,569	252,226
Foreign currency translation adjustment	—	—	—	119,723	—	119,723	56,497	176,220
Net loss	—	—	—	—	(3,846,221)	(3,846,221)	(261,028)	(4,107,249)
Balance at March 31, 2023	5,052,463	$42,952	$111,887,447	$170,444	$(107,231,393)	$4,869,450	$1,330,919	$6,200,369
Stock-based compensation	—	—	667,383	—	—	667,383	4,728	672,111
Foreign currency translation adjustment	—	—	—	(38,553)	—	(38,553)	(18,194)	(56,747)
Net loss	—	—	—	—	(3,464,205)	(3,464,205)	(43,484)	(3,507,689)
Balance at June 30, 2023	5,052,463	$42,952	$112,554,830	$131,891	$(110,695,598)	$2,034,075	$1,273,969	$3,308,044

			Additional	Other		Therapeutics, Inc.		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount $	Capital	Income	Deficit	Equity	Interest	Equity
Balance at December 31, 2021	3,529,018	$35,290	$101,274,073	$—	$(84,744,629)	$16,564,734	$—	$16,564,734
Stock issued upon exercise of warrants	536	5	4,711	—	—	4,716	—	4,716
Stock-based compensation	—	—	1,267,166	—	—	1,267,166	—	1,267,166
Net Loss	—	—	—	—	(4,319,787)	(4,319,787)	—	(4,319,787)
Balance at March 31, 2022	3,529,554	$35,295	$102,545,950	$—	$(89,064,416)	$13,516,829	$—	$13,516,829
Common stock issued for business acquisition	350,000	3,500	1,841,000	—	—	1,844,500	—	1,844,500
Prefunded warrants issued for business acquisition	—	—	1,746,816	—	—	1,746,816	—	1,746,816
Foreign currency translation adjustment	—	—	—	65,540	—	65,540	—	65,540
Estimated fair value of noncontrolling interest related to business acquisition	—	—	—	—	—	—	4,000,000	4,000,000
Fair value of warrant modification for business acquisition	—	—	696	—	—	696	—	696
Stock-based compensation	—	—	1,423,282	—	—	1,423,282	—	1,423,282
Net loss	—	—	—	—	(4,123,404)	(4,123,404)	(4,116)	(4,127,520)
Balance at June 30, 2022	3,879,554	$38,795	$107,557,744	$65,540	$(93,187,820)	$14,474,259	$3,995,884	$18,470,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,614,938)	$(8,447,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,523	66,258
Amortization of right-of-use assets	116,567	109,803
Accounts receivable reserves and allowances	(133,278)	(75,295)
Inventory reserves	(22,992)	(16,405)
Stock-based compensation	906,145	2,690,447
Change in fair value of warrant liabilities	(1,478,967)	(698,042)
Loss on voluntary conversion of convertible debt	1,077,287	—
Accretion of discount on convertible debt	787,517	—
Loss on disposal of fixed assets and equipment held for lease	63,602	—

Changes in operating assets and liabilities:
Accounts receivable	(8,614)	250,201
Inventory and equipment held for lease	(37,390)	(237,930)
Prepaid expenses and other assets	382,893	(548,487)
Accounts payable	899,753	27,941
Accrued expenses and other current liabilities	357,508	(828,229)
R&D grant liability	(613,793)	—
Operating lease liability	(116,756)	(73,408)
Deferred revenue	(42,095)	(47,345)
Deferred tax liability	(207,388)	—
Net cash used in operating activities	(5,562,416)	(7,827,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(246,418)	(63,483)
Net cash acquired in business combination	—	135,354
Net cash (used in)/provided by investing activities	(246,418)	71,871

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warrant exercises	—	3,859
Net cash provided by financing activities	—	3,859

Net change in cash and restricted cash	(5,808,834)	(7,752,068)
Effect of exchange rate changes on cash and restricted cash	115,803	(34,228)
Cash and restricted cash - beginning of period	7,040,124	17,538,272
Cash and restricted cash - end of period	$1,347,093	$9,751,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—
Taxes	$6,293	$3,501

NONCASH FINANCING AND INVESTING ACTIVITIES:
Net transfers to equipment held for lease from inventory	$83,271	$—
Fair value of warrant liabilities on date of exercise	$—	$858
Voluntary conversion of convertible debt into common stock	$1,112,582	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 QUALIGEN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Organization

Qualigen, Inc., a subsidiary of Qualigen Therapeutics, Inc., was incorporated in Minnesota in 1996 to design, develop, manufacture and sell point-of-care quantitative immunoassay diagnostic products for use in physician offices and other point-of-care settings worldwide, and was reincorporated in Delaware in 1999. Qualigen Therapeutics, Inc. (the “Company”) operates in one business segment. In May 2020, Qualigen, Inc. completed a reverse recapitalization transaction with Ritter Pharmaceuticals, Inc. (“Ritter”) and Ritter was renamed Qualigen Therapeutics, Inc. All shares of Qualigen, Inc.’s capital stock were exchanged for Qualigen Therapeutics, Inc.’s capital stock in the merger. Ritter/Qualigen Therapeutics common stock, which was previously traded on the Nasdaq Capital Market under the ticker symbol “RTTR,” commenced trading on the Nasdaq Capital Market, on a post-reverse-stock-split adjusted basis, under the trading symbol “QLGN” on May 26, 2020.

On May 26, 2022, the Company acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex, Ltd. (“NanoSynex”) from Alpha Capital Anstalt (“Alpha Capital”), a related party, in exchange for 350,000 reverse split adjusted shares of the Company’s common stock and a prefunded warrant to purchase 331,464 reverse split adjusted shares of the Company’s common stock at an exercise price of $0.001 per share. These warrants were subsequently exercised on September 13, 2022. Concurrently with this transaction, the Company also purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in the Company acquiring a 52.8% interest in NanoSynex (the “NanoSynex Acquisition”). NanoSynex is a micro-biologics diagnostics company domiciled in Israel. On July 20, 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex Ltd. (the “NanoSynex Amendment”), which amended the Master Funding Agreement for the Operational and Technology Funding of NanoSynex Ltd., dated May 26, 2022, by and between the Company and NanoSynex (the “NanoSynex Funding Agreement”), a majority owned subsidiary of the Company, to, among other things, provide for the further funding of NanoSynex, as contemplated by the NanoSynex Funding Agreement (see Note 16 - Subsequent Events: Amendment and Settlement Agreement with NanoSynex Ltd. ).

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

The Company maintains the majority of its cash in government money market mutual funds and in accounts at banking institutions in the U.S. that are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of amounts held in excess of such insurance limitations. In March 2023, Silicon Valley Bank and Signature Bank, and more recently in May 2023, First Republic Bank, were closed due to liquidity concerns and taken over by the Federal Deposit Insurance Corporation (FDIC). While the Company did not have an account at any of these banks, in the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Inventory, Net

Inventory is recorded at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company reviews the components of its inventory on a periodic basis for excess or obsolete inventory, and records reserves for inventory components identified as excess or obsolete.

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the three and six months ended June 30, 2023 and 2022, no such impairment losses have been recorded.

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

Accounts receivable, net is comprised of the following at:

	June 30, 2023	December 31, 2022
Accounts Receivable	$733,964	$726,449
Less Reserves and Allowances	(54,584)	(187,862)
	$679,380	$538,587

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

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales which totaled approximately $78,000 and $72,000, respectively, for the three months ended June 30, 2023 and 2022, and approximately $144,000 and $111,000, respectively, for the six months ended June 30, 2023 and 2022. Other shipping and handling costs included in general and administrative, research and development, and sales and marketing expenses were $0 and $4,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $4,000 and $8,000 for the six months ended June 30, 2023 and 2022, respectively.

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

During the three months ended June 30, 2023 and 2022, product sales are stated net of an allowance for estimated returns of approximately $28,000 and $10,000, respectively. During the six months ended June 30, 2023 and 2022, product sales are stated net of an allowance for estimated returns of approximately $33,000 and $53,000, respectively.

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

Operating Leases

Effective April 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-11, Leases (Topic 842) Targeted Improvements (“Topic 842”). In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. (See Note 12 - Commitments and Contingencies for more information).

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

Business Combinations

The Company accounts for business combinations using the acquisition method pursuant to FASB ASC Topic 805. This method requires, among other things, that results of operations of acquired companies are included in Qualigen’s financial results beginning on the respective acquisition date, and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Each of these factors can significantly affect the value of the intangible asset. Any excess of the fair value of consideration transferred (the “purchase price”) over the fair values of the net assets acquired is recognized as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired, when accounted for using the purchase method of accounting. Goodwill has an indefinite useful life and is not amortized but is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. In testing for impairment, the fair value of the reporting unit is compared to the carrying value. If the net assets assigned to the reporting unit exceed the fair value of the reporting unit, an impairment loss equal to the difference is recorded. As a result of the annual goodwill impairment analysis, the Company recognized a $4,239,000 non-cash goodwill and fixed asset impairment charge in the valuation of its business acquisition of NanoSynex for the fiscal year ended December 31, 2022. There were no impairment losses during the three and six months ended June 30, 2023 and 2022.

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

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations and other comprehensive income (loss). Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 9- Warrant Liabilities).

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

Accrued warranty liabilities were approximately $140,000 and $138,000, respectively, as of June 30, 2023 and December 31, 2022 and are included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Warranty costs were approximately $63,000 and $22,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $104,000 and $41,000 for the six months ended June 30, 2023 and 2022, respectively, and are included in cost of product sales in the condensed consolidated statements of operations and other comprehensive loss.

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

Other comprehensive loss related to the effects of foreign currency translation adjustments attributable to NanoSynex was ($56,747) and $65,540 for the three months ending June 30, 2023 and 2022, respectively, and $119,473 and $65,540 for the six months ending June 30, 2023 and 2022, respectively.

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

Inflation and Global Economic Conditions

During the year ended 2022 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to ongoing economic recovery and supply chain issues. The Company is subject to inflationary pressures with respect to raw materials, labor and transportation. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, the global economy suffers from slowing growth and rising interest rates, and some economists believe that there may be a global recession in the near future. If the global economy slows, our business would be adversely affected.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has had a dramatic impact on businesses globally and on the Company’s business as well. During the height of the pandemic sales of diagnostic products decreased significantly and the Company’s net loss increased significantly, as deferral of patients’ non-emergency visits to physician offices, clinics and small hospitals sharply reduced demand for FastPack tests. For 2023 we continue to experience recovery in demand.

Other accounting standard updates are either not applicable to the Company or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 — LIQUIDITY

As of June 30, 2023, we had approximately $1.3 million in cash and an accumulated deficit of $110.7 million. For the six months ended June 30, 2023 and year ended December 31, 2022, we used cash of $5.6 million and $13.2 million, respectively, in operations.

On July 20, 2023, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Chembio Diagnostics, Inc. (“Chembio”), Biosynex, S.A. and Qualigen, Inc., a wholly-owned subsidiary of the Company (see Note 16 - Subsequent Events). Pursuant to the Purchase Agreement, the Company agreed to sell to the Buyer all of the issued and outstanding shares of common stock (collectively, the “Shares”) of Qualigen, Inc., which was the legal entity operating the Company’s FastPack™ diagnostics business (the “Transaction”). The Transaction closed on July 20, 2023. Following the consummation of the Transaction, our Qualigen, Inc. subsidiary became a wholly-owned subsidiary of Chembio.

The aggregate net purchase price paid to the Company for the Shares was $5.2 million in cash, based on a base purchase price of $5.8 million, subject to certain post-closing adjustments, upward or downward, as applicable, for: (i) cash held by Qualigen, Inc. as of the closing of the Transaction; (ii) net working capital of Qualigen, Inc. as of the closing of the Transaction, (iii) certain indebtedness of Qualigen, Inc. as of the closing of the Transaction, and (iv) certain Transaction expenses as of the closing of the Transaction. Of the $5.2 million in cash, $450,000 is being held in escrow to satisfy certain Company indemnification obligations (the “Indemnity Escrow”). Any amounts remaining in the Indemnity Escrow that have not been offset or reserved for claims will be released to the Company within five business days following the date that is 18 months after the closing.

The Company’s cash balances as of the date that these financial statements were issued along with the proceeds from the above sale to Chembio, without additional financing, are expected to fund operations into the first quarter of 2024. The Company expects to continue to have net losses and negative cash flow from operations, which over time will challenge its liquidity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute its business plan, the Company will require significant additional financing for planned research and development activities, capital expenditures, clinical testing for its QN-302 clinical trials, preclinical development of RAS and QN-247, and funding for NanoSynex operations, as well as commercialization activities.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. In December 2021, the Company raised $8.8 million from the issuance of common stock to several institutional investors, and in December 2022 the Company raised $3.0 million from the sale of an 8% Senior Convertible Debenture (the “Debenture”) to a related party (see Note 10 - Convertible Debt - Related Party). There can be no assurance that further financing can be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

On July 20, 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex Ltd. (the “NanoSynex Amendment”), which amended the Master Funding Agreement for the Operational and Technology Funding of NanoSynex Ltd., dated May 26, 2022, by and between the Company and NanoSynex (the “NanoSynex Funding Agreement”), a majority owned subsidiary of the Company, to, among other things, provide for the further funding of NanoSynex, as contemplated by the NanoSynex Funding Agreement (see Note 16 - Subsequent Events: Amendment and Settlement Agreement with NanoSynex Ltd. ).

Pursuant to the terms of the NanoSynex Amendment, the Company agreed to advance to NanoSynex an aggregate amount of $1,610,000 as follows: (i) $380,000 within five business days of the execution of the NanoSynex Amendment, (ii) $560,000 on or before November 30, 2023, against which NanoSynex will issue a promissory note to the Company with a face value in the amount of such funding, and (iii) $670,000 on or before March 31, 2024, against which NanoSynex will issue a promissory note to the Company with a face value in the amount of such funding. The NanoSynex Amendment further provides that the initial payment of $380,000 will be satisfied by the Company’s surrender of the 281,000 Preferred B Shares of NanoSynex currently held by the Company, resulting in the Company’s ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the issued and outstanding voting equity of NanoSynex.

In the event we fail to make any future advances, we have agreed to forfeit additional shares in a number that will be equal to a fraction, the numerator of which is the amount of the default (i.e., the amount that we should have, but failed, to advance to NanoSynex pursuant to the terms of the NanoSynex Amendment), and the denominator of which shall be the price per share that we originally paid in consideration for our Preferred A-1 shares of NanoSynex to the previous holder thereof, being $1.5716 per share.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interests of its common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional funds through government or other third-party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. Additional funding may not be available to the Company on acceptable terms, or at all. In addition, any future financing (depending on the terms and conditions) may be subject to the approval of Alpha Capital, the holder of the Debenture, or trigger certain adjustments to the Debenture or warrants held by Alpha Capital.

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

NOTE 3— INVENTORY, NET

Inventory, net consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Raw materials	$1,027,455	$949,796
Work in process	177,591	200,318
Finished goods	358,353	436,183
	$1,563,399	$1,586,297

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Prepaid insurance	$938,106	$1,377,323
Prepaid manufacturing expenses	51,710	43,820
Other prepaid expenses	65,288	227,451
Prepaid research and development expenses	211,337	—
Other current assets	11,636	12,626
	$1,278,077	$1,661,220

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Machinery and equipment	$2,735,507	$2,510,148
Computer equipment	369,589	395,836
Leasehold improvements	336,916	333,271
Molds and tooling	260,002	260,002
Furniture and fixtures	144,832	144,832
Equipment held for lease	1,405,384	1,399,444
	5,252,230	5,043,533
Accumulated depreciation	(4,678,583)	(4,623,446)
Fixed asset impairment	(75,000)	(75,000)
	$498,647	$345,087

Depreciation expense relating to property and equipment was approximately $19,000 and $24,000 for the three months ended June 30, 2023 and 2022, respectively, and $37,000 and $48,000 for the six months ended June 30, 2023 and 2022, respectively.

Upon termination of the Sekisui Distribution Agreement on March 31, 2022, the Company had a commitment to purchase leased FastPack rental systems back from Sekisui at Sekisui’s net book value, which was determined to be approximately $154,000. An assignment agreement was executed by the parties on June 26, 2023 to legally transfer title to this equipment from Sekisui to the Company, and this amount is included in accounts payable at June 30, 2023.

NOTE 6 — GOODWILL, IPR&D AND OTHER INTANGIBLES

		June 30,	December 31,
		2023	2022
	Estimated Useful Lives	Gross carrying amounts	Gross carrying amounts

Goodwill		$625,602	$625,602

Finite-lived intangible assets:
Developed-product-technology rights	8 - 17 years	$479,103	$479,103
Licensing rights	10 years	418,836	418,836
Less: Accumulated amortization		(764,869)	(752,237)
Total finite-lived intangible assets, net		133,070	145,702
Indefinite-lived intangible assets:
In-process research and development		5,700,000	5,700,000
Total other intangible assets, net		$5,833,070	$5,845,702

The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. Goodwill is attributable to the NanoSynex Acquisition. Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for goodwill and intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company determined that the fair value of the reporting unit was less than the carrying value. In addition to continued losses in the reporting unit, the Company considered macroeconomic conditions including a deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, peer companies, and major market indices since the acquisition date. The Company engaged independent valuation experts to assist in determining the fair value of the reporting unit. As a result of this analysis, the Company recorded a $4,239,000 goodwill and fixed asset impairment charge associated with the reporting unit for fiscal year ended December 31, 2022. There were no impairment losses during the three and six months ended June 30, 2023 and 2022.

The carrying value of the patents of approximately $131,000 and $140,000 at June 30, 2023 and December 31, 2022, respectively, are stated net of accumulated amortization of approximately $348,000 and $339,000, respectively. Amortization of patents charged to operations for the three months ended June 30, 2023 and 2022 was approximately $9,000 and $5,000 respectively, and for the six months ended June 30, 2023 and 2022 was approximately $9,000 and $9,000, respectively.

The carrying value of the in-licenses of approximately $2,000 and $5,000 at June 30, 2023 and December 31, 2022, respectively, are stated net of accumulated amortization of approximately $417,000 and $414,000, respectively, and amortization of licenses charged to both the three months ended June 30, 2023 and 2022 was approximately $3,000. Amortization of licenses charged to operations for both the six months ended June 30, 2023 and 2022 was approximately $3,000.

On July 20, 2023, the Company entered into a Purchase Agreement with Chembio, Biosynex, S.A. (“Biosynex”), and Qualigen, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company agreed to sell to Chembio all of the issued and outstanding shares of common stock of Qualigen, Inc. (see Note 16 - Subsequent Events: Stock Purchase Agreement with Chembio Diagnostics, Inc. and Biosynex, S.A.). Therefore, there is no future estimated amortization of patent and license costs for the five succeeding years.

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Board compensation	$84,000	70,000
Equipment held for lease	—	154,433
Franchise, sales and use taxes	30,407	27,531
Income taxes	6,921	4,663
Interest (Convertible debt - related party)	50,101	2,829
License fees	100,026	150,130
Payroll	484,048	209,303
Professional fees	368,032	238,211
Research and development	523,490	322,987
Royalties	16,383	13,158
Warranty liability	140,370	137,568
Other	176,777	181,043
	$1,980,555	$1,511,856

NOTE 8 – SHORT TERM DEBT-RELATED PARTY

NanoSynex has four separate Notes Payable (‘the Notes”) outstanding to Alpha Capital, dated between March 26, 2020 and September 2, 2021, aggregating to a total principal outstanding balance of $905,000, and aggregate accrued interest of $60,155 for a total outstanding balance of $965,155 as of June 30, 2023. The Notes all accrue interest at 2.62% per annum, accrued daily, and provide that the full amount of principal and interest under each Note shall be due immediately prior to a Liquidation Event (the Maturity Date) unless due earlier in accordance with the terms of the Notes. “Liquidation Event” means either i) the merger or consolidation of NanoSynex into any other entity, other than one in control or under control of NanoSynex or NanoSynex’s majority shareholder; ii) a transaction or series of transactions resulting in the transfer of all or substantially all of NanoSynex’s assets or issued and outstanding share capital (other than to a company under the control of NanoSynex or NanoSynex’s majority shareholders; or iii) an underwritten public offering by NanoSynex of its ordinary shares. Notwithstanding the above, if NanoSynex receives subsequent debt, convertible debt, or equity funding with gross proceeds of USD $3,000,000 or more, then the unused portion of these Notes shall be due and payable upon the actual receipt of such funding. On July 20, 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex Ltd. (the “NanoSynex Amendment”), which amended the Master Funding Agreement for the Operational and Technology Funding of NanoSynex Ltd., dated May 26, 2022, by and between the Company and NanoSynex (the “NanoSynex Funding Agreement”), a majority owned subsidiary of the Company, to, among other things, provide for the further funding of NanoSynex, as contemplated by the NanoSynex Funding Agreement (see Note 16 - Subsequent Events: Amendment and Settlement Agreement with NanoSynex Ltd. ).

NOTE 9 – WARRANT LIABILITIES

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

In exchange for the Series C Warrants, upon closing of the merger with Ritter, the holders received warrants to purchase shares of the Company’s common stock at $7.195 per share, subject to adjustment. As of June 30, 2023, the Series C Warrants have remaining terms ranging from .40 to .99 years. The Series C Warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, based on the inclusion of a leveraged ratchet provision for subsequent dilutive issuances. On April 25, 2022, the Series C Warrants were repriced from $7.195 to $6.00 with 49,318 additional ratchet Warrants issued, and on May 26, 2022, the Series C Warrants were repriced from $6.00 to $5.136 with 49,952 additional ratchet Warrants issued. As a result of these repricings, 247,625 warrants were forfeited and 346,896 warrants were reissued. On December 22, 2022, the Series C Warrants were repriced again from $5.136 to $1.32 with 1,002,717 additional ratchet Warrants issued.

Additionally, on December 22, 2022, in conjunction with the issuance of the Debenture to Alpha Capital (see Note 10 – Convertible Debt – Related Party), the Company issued to Alpha Capital a warrant to purchase 2,500,000 shares of the Company’s common stock (the “Alpha Warrant”). The exercise price of the Alpha Warrant is $1.65 (equal to 125% of the conversion price of the Debenture on the closing date). The Alpha Warrant may be exercised by Alpha Capital, in whole or in part, at any time on or after June 22, 2023 and before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant, including the Company’s receipt of the necessary stockholder approvals.

The following table summarizes the activity in liability classified warrants for the six months ended June 30, 2023:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	3,849,571	$1.53	$1.32 - $1.65	3.9
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Granted	—	—	—	—
Total outstanding – June 30, 2023	3,849,571	$1.53	$1.32 - $1.65	3.41
Exercisable	3,849,571	$1.53	$1.32 - $1.65	3.41

The following table summarizes the activity in liability classified warrants for the six months ended June 30, 2022:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2021	248,161	$7.20		2.00
Exercised	(536)	7.20
Forfeited	(247,625)	7.20
Expired	—	—
Granted	346,896	5.10
Total outstanding – June 30, 2022	346,896	$5.10
Exercisable	346,896	$5.10	$5.10	1.51

The following table presents the Company’s fair value hierarchy for its liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2022	$—	$—	$3,622,647	$3,622,647
Exercises	—	—	—	—
Gain on change in fair value of warrant liabilities	—	—	(1,478,967)	(1,478,967)
Balance as of June 30, 2023	$—	$—	$2,143,680	$2,143,680

There were no transfers of financial assets or liabilities between category levels for the three and six months ended June 30, 2023.

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of June 30, 2023 and 2022:

	June 30, 2023		June 30, 2022
	Range	Weighted Average	Range	Weighted Average
Risk-free interest rate	4.05% — 5.31%	4.49%	2.80% — 2.87%	2.82%
Expected volatility (peer group)	66.3% — 134%	110.55%	74% — 96%	78.6%
Term of warrants (in years)	.39 — 4.98	3.41	1.39 — 1.99	1.51
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE 10 — CONVERTIBLE DEBT- RELATED PARTY

On December 22, 2022, the Company issued to Alpha Capital, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. The Debenture is convertible, at any time, and from time to time, at Alpha Capital’s option, into shares of common stock of the Company (the “Conversion Shares”), at a price equal to $1.32 per share, subject to adjustment as described in the Debenture (the “Conversion Price”) and other terms and conditions described in the Debenture, including the Company’s receipt of the necessary stockholder approvals. Additionally, on December 22, 2022, the Company issued to Alpha Capital a liability classified warrant to purchase 2,500,000 shares of the Company’s common stock (see Note 9 - Warrant Liabilities). The exercise price of the Alpha Warrant is $1.65 (equal to 125% of the Conversion Price of the Debenture on the closing date). The Alpha Warrant may be exercised by Alpha Capital, in whole or in part, at any time on or after June 22, 2023 and before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant, including the Company’s receipt of the necessary stockholder approvals, which the Company obtained at its 2023 annual meeting of stockholders.

The proceeds from the transaction are being used to advance the Company’s QN-302 Investigative New Drug candidate towards clinical trials and other working capital purposes.

Commencing June 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) December 22, 2025 and (ii) the full redemption of the Debenture (each such date, a “Monthly Redemption Date”), the Company will redeem $110,000 plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture (the “Monthly Redemption Amount”). The Monthly Redemption Amount will be paid in cash; provided that after the first two monthly redemptions, the Company may elect to pay all or a portion of a Monthly Redemption Amount in shares of common stock of the Company, based on a Conversion Price equal to the lesser of (i) the then Conversion Price of the Debenture and (ii) 85% of the average of the VWAPs (as defined in the Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date. The Company may also redeem some or all of the then outstanding principal amount of the Debenture at any time for cash in an amount equal to 105% of the then outstanding principal amount of the Debenture being redeemed plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture. The Company’s election to pay monthly redemptions in Conversion Shares or to effect an optional redemption is subject to the satisfaction of the Equity Conditions (as defined in the Debenture), including the Company’s receipt of the necessary stockholder approvals, which the Company obtained at its 2023 annual meeting of stockholders.

The Debenture accrues interest at the rate of 8% per annum, which does not begin accruing until December 1, 2023, and will be payable on a quarterly basis. Interest may be paid in cash or shares of common stock of the Company or a combination thereof at the option of the Company; provided that interest may only be paid in shares if the Equity Conditions have been satisfied, including the Company’s receipt of the necessary stockholder approvals, which the Company obtained at its 2023 annual meeting of stockholders.

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

Between January 9 and 12, 2023, the Company issued 841,726 shares of common stock upon Alpha Capital’s partial conversion of the Debenture at $1.32 per share for a total of $1,111,078 principal. Upon conversion, the Company recognized a loss on conversion of convertible debt of approximately $1.1 million, recorded to other expenses in the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded accrued interest of approximately $383,000 and $945,000, respectively (of which approximately $364,000 and $898,000 was attributable to discount amortization, respectively) in other expenses in the condensed consolidated statements of operations. As of June 30, 2023, the fair value of the Alpha Warrant was approximately $2.0 million, and the fair value of the suite of bifurcated embedded derivative features was $0.

Convertible debt-related party is comprised of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Senior secured convertible debenture	$2,078,922	$3,300,000
Discount on convertible debenture	(1,266,503)	(3,239,803)
Total convertible debt-related party	$812,419	$60,197

As of June 30, 2023, there were no events of default or violation of any covenants under our financing obligations.

NOTE 11 — EARNINGS (LOSS) PER SHARE

Basic loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options and warrants.

The following potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2023 and 2022 because their effect would be anti-dilutive:

	As of June 30,
	2023	2022
Shares of common stock subject to outstanding options	445,163	476,783
Shares of common stock subject to outstanding warrants	4,119,934	1,412,338
Total common stock equivalents	4,565,097	1,889,121

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

The tables below show the operating lease right-of-use assets and operating lease liabilities as of June 30, 2023, including the changes during the periods:

Operating lease right-of-use assets
Net right-of-use assets at December 31, 2022	$1,422,538
Less amortization of operating lease right-of-use assets	(116,568)
Operating lease right-of-use assets at June 30, 2023	$1,305,970

Operating lease liabilities
Lease liabilities at December 31, 2022	$1,542,564
Less principal payments on operating lease liabilities	(116,756)
Lease liabilities at June 30, 2023	1,425,808
Less non-current portion	(1,168,653)
Current portion at June 30, 2023	$257,155

As of June 30, 2023, the Company’s operating leases have a weighted-average remaining lease term of 4.3 years and a weighted-average discount rate of 8.9%.

As of June 30, 2023, future minimum payments during the next five fiscal years and thereafter are as follows:

Year Ending December 31,	Amount
2023 (six months)	184,171
2024	379,392
2025	390,773
2026	402,497
2027	379,164
Total	1,735,997
Less present value discount	(310,189)
Operating lease liabilities	$1,425,808

Total lease expense was approximately $114,000 and $119,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $230,000 and $233,000, respectively, for the six months ended June 30, 2023 and 2022. Lease expense was recorded in cost of product sales, general and administrative expenses, research and development and sales and marketing expenses.

On July 20, 2023, the Company entered into a Purchase Agreement with Chembio, Biosynex, S.A. (“Biosynex”), and Qualigen, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company agreed to sell to Chembio all of the issued and outstanding shares of common stock of Qualigen, Inc. The lease commitments described above transferred to Chembio upon the closing of this transaction. (see Note 16 - Subsequent Events: Stock Purchase Agreement with Chembio Diagnostics, Inc. and Biosynex, S.A. ).

NanoSynex Funding Commitment

On July 20, 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex Ltd. (the “NanoSynex Amendment”), which amended the Master Funding Agreement for the Operational and Technology Funding of NanoSynex Ltd., dated May 26, 2022, by and between the Company and NanoSynex (the “NanoSynex Funding Agreement”), a majority owned subsidiary of the Company, to, among other things, provide for the further funding of NanoSynex, as contemplated by the NanoSynex Funding Agreement (see Note 16 - Subsequent Events: Amendment and Settlement Agreement with NanoSynex Ltd. ).

Pursuant to the terms of the NanoSynex Amendment, the Company agreed to advance to NanoSynex an aggregate amount of $1,610,000 as follows: (i) $380,000 within five business days of the execution of the NanoSynex Amendment, (ii) $560,000 on or before November 30, 2023, against which NanoSynex will issue a promissory note to the Company with a face value in the amount of such funding, and (iii) $670,000 on or before March 31, 2024, against which NanoSynex will issue a promissory note to the Company with a face value in the amount of such funding. The NanoSynex Amendment further provides that the initial payment of $380,000 will be satisfied by the Company’s surrender of the 281,000 Preferred B Shares of NanoSynex currently held by the Company, resulting in the Company’s ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the issued and outstanding voting equity of NanoSynex.

In the event we fail to make any future advances, we have agreed to forfeit additional shares in a number that will be equal to a fraction, the numerator of which is the amount of the default (i.e., the amount that we should have, but failed, to advance to NanoSynex pursuant to the terms of the NanoSynex Amendment), and the denominator of which shall be the price per share that we originally paid in consideration for our Preferred A-1 shares of NanoSynex to the previous holder thereof, being $1.5716 per share.

The Nanosynex Amendment supersedes any payments contemplated by the Original Nanosynex Agreement, such that except as described in the Nanosynex Amendment, the Company will have no further payment obligations to NanoSynex under the Original Nanosynex Agreement or otherwise (including by way of equity investment, loan financing or credit lines), and Nanosynex will have no further payment obligations to the Company for advances previously received under the Original Nanosynex Agreement.

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

NOTE 13 — RESEARCH AND LICENSE AGREEMENTS

The University of Louisville Research Foundation

Between June 2018 and April 2022, the Company entered into license and sponsored research agreements with the University of Louisville Research Foundation (“ULRF”) for QN-247, a novel aptamer-based compound that has shown promise as an anticancer drug. Under the agreements, the Company took over development, regulatory approval and commercialization of the compound from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received a $50,000 convertible promissory note in payment of an upfront license fee, which was subsequently converted into the Company’s common stock, and the Company agreed to reimburse ULRF for sponsored research expenses of up to approximately $805,000 and prior patent costs of up to $200,000. In addition, the Company agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization of anti-nucleolin agent-conjugated nanoparticles, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the last to expire of the licensed patents, (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to June 2018, and (iv) payments ranging from $100,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $100,000 for first dosing in a Phase 1 clinical trial, $200,000 for first dosing in a Phase 2 clinical trial, $350,000 for first dosing in a Phase 3 clinical trial, $500,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also agreed to pay another $500,000 milestone payment for any additional regulatory marketing approval for each additional therapeutic (or diagnostic) indication. The Company must also pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $10,000 to $50,000) for such year.

Sponsored research expenses related to these agreements for the three months ended June 30, 2023 and 2022 were approximately $0 and $77,000, respectively, and for the six months ended June 30, 2023 and 2022 were approximately $0 and $164,000, respectively, and these amounts are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs were approximately $1,000 and $14,000 related to these agreements for the three months ended June 30, 2023 and 2022, respectively, and approximately $22,000 and $69,000 related to these agreements for the six months ended June 30, 2023 and 2022, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

Sponsored research expenses related to these agreements for the three months ended June 30, 2023 and 2022 were approximately $333,000 and $220,000, respectively, and for the six months ended June 30, 2023 and 2022 were approximately $556,000 and $405,000, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs related to these agreements for the three months ended June 30, 2023 and 2022 were approximately $15,000 and $16,000, respectively, and for the six months ended June 30, 2023 and 2022 were approximately $29,000 and $18,000, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

In addition, under the exclusive license agreement the Company agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization of QN-165 as a treatment for COVID-19, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patents, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to June 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company must also pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $5,000 to $50,000) for such year.

There were no sponsored research expenses or license costs related to these agreements for the three months ended June 30, 2023 and 2022, or for the six months ended June 30, 2023 and 2022.

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

The Company will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin. Under the Technology Transfer Agreement, during the fiscal year ended December 31, 2021 we recognized revenues of approximately $670,000. There were no revenues under this agreement for the three months ended June 30, 2023, and the three months ended June 30, 2022. The Company provided technology transfer and patent/know-how license rights to facilitate Yi Xin’s development and commercialization.

The Company gave Yi Xin the exclusive rights for China, which is a market it has not otherwise entered, both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of our existing FastPack product lines. Yi Xin also has the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of the Company’s existing generations of FastPack products). After March 31, 2022, Yi Xin has the right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products), as well as the right to buy Qualigen-manufactured FastPack 1.0, IP and PRO products from us at distributor prices for resale in and for the United States (but not to or toward current U.S. customers of those products). The Company did not license Yi Xin to sell in the U.S. market any Yi Xin-manufactured versions of those legacy FastPack 1.0, IP and PRO product lines. In the Technology Transfer Agreement the Company also confirmed that after March 31, 2022 it would not seek new FastPack customers outside the United States, European Union, Canada and Mexico.

On July 20, 2023, the Company entered into a Purchase Agreement with Chembio, Biosynex, S.A. (“Biosynex”), and Qualigen, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company agreed to sell to Chembio all of the issued and outstanding shares of common stock of Qualigen, Inc. The Technology Transfer Agreement with Yi Xin described above transferred to Chembio upon the closing of this transaction. See Note 16 - Subsequent Events: Stock Purchase Agreement with Chembio Diagnostics, Inc. and Biosynex, S.A. to our unaudited condensed consolidated financial statements for additional details.

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

For both the three months ended June 30, 2023 and 2022, there were license costs of $0, and for the six months ended June 30, 2023 and 2022, there were license costs of approximately $0 and $310,000, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

Prediction Biosciences

In November 2015, the Company entered into a long-term development and supply agreement with Prediction Biosciences SAS to develop and manufacture diagnostic tests for use in the stroke Physician Office Laboratory (POL) market. The Company recognizes development revenue and product sales over the performance period of the contract. Product sales related to this agreement for the three months ended June 30, 2023 and 2022 were $0 for both periods, and for the six months ended June 30, 2023 and 2022 were approximately $86,000 and $0, respectively, and are recorded in net product sales in the condensed consolidated statements of operations and other comprehensive loss.

QN-302 Phase 1 Study

In June 2023, the Company entered into a Master Clinical Research Services Agreement with Translational Drug Development, LLC (“TD2”) where TD2 agreed to perform certain clinical research and development services for the Company including but not limited to trial management, side identification and selection, site monitoring/management, medical monitoring, project management, data collection, statistical programming or analysis, quality assurance auditing, scientific and medical communications, regulatory affairs consulting and submissions, strategic consulting, and/or other related services. From time to time, the Company shall enter into Statements of Work (“SOW”) with TD2 for the performance of specific services under this Master Clinical Research Services Agreement (see Note 16 - Subsequent Events: QN-302 Phase 1 Study).

In June 2023, the Company entered into a Master Laboratory Services Agreement with MLM Medical Labs, LLC (“MLM”) where MLM agreed to perform certain clinical research and development services for the Company including but not limited to laboratory, supply, testing, validation, data management, and storage services. From time to time, the Company shall enter into work orders with MLM for the performance of specific services under this Master Laboratory Services Agreement (see Note 16 - Subsequent Events: QN-302 Phase 1 Study).

In June 2023, the Company entered into a Master Services Agreement with Clinigen Clinical Supplies Management, Inc. (“Clinigen”) where Clinigen agreed to provide certain pharmaceutical products and/or services. From time to time, the Company shall enter into Statements of Work (“SOW”) with Clinigen for the performance of specific services under this Master Services Agreement (see Note 16 - Subsequent Events: QN-302 Phase 1 Study).

NOTE 14 — STOCKHOLDERS’ EQUITY

As of June 30, 2023 and December 31, 2022, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

On December 22, 2022, the Company issued to Alpha Capital, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. The Debenture is convertible, at any time, and from time to time, at Alpha Capital’s option, into shares of common stock of the Company, at a price equal to $1.32 per share, and other terms and conditions described in the Debenture (see Note 10 - Convertible Debt - Related Party). As part of this transaction, the Company issued to Alpha Capital a warrant to purchase 2,500,000 shares of the Company’s common stock (see Note 9 - Warrant Liabilities). Between January 9 and 12, 2023, Alpha Capital voluntarily converted $1,111,078 of its outstanding the Debenture principal into 841,726 shares of common stock at a conversion price of $1.32 per share.

At June 30, 2023, the Company has reserved 4,565,097 shares of authorized but unissued common stock for possible future issuance. At June 30, 2023, shares were reserved in connection with the following:

Exercise of issued and future grants of stock options	445,163
Exercise of stock warrants	4,119,934
Total	4,565,097

Preferred Stock

At June 30, 2023 and December 31, 2022, there were no shares of preferred stock outstanding.

Stock Options and Warrants

Stock Options

The Company recognizes all compensatory share-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At June 30, 2023 and December 31, 2022, there were 445,163 and 608,012 outstanding stock options, respectively, under the 2020 Plan and on such dates there were 310,539 and 147,690 shares reserved under the 2020 Plan, respectively, for future grant.

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that are outstanding at June 30, 2023, and changes during the six-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	608,012	$35.02	$5.14 - $51.30	8.09
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(162,849)	36.01	5.14 - 51.30	—
Total outstanding – June 30, 2023	445,163	$34.68	$5.14 — $51.30	7.59
Exercisable (vested)	323,355	$44.79	$5.14 — $51.30	7.13
Non-Exercisable (non-vested)	121,808	$7.83	$5.14 - $35.20	8.85

There was approximately $0.9 and $2.7 million of compensation cost related to outstanding stock options for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $0.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.47 years.

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	484,186	$60.70	$12.40 — $14,657.50	8.52
Granted	2,500	10.50	10.50	9.54
Expired	(9,386)	935.90	57.50 - 14,657.50	—
Forfeited	(517)	35.10	12.40 - 49.70	—
Total outstanding – June 30, 2022	476,783	$43.30	$10.50 — $51.30	8.19
Exercisable (vested)	264,366	$48.40	$12.40 — $50.13	8.00
Non-Exercisable (non-vested)	212,417	$36.80	$10.50 — $51.30	8.48

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

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. Key valuation assumptions include:

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	For the Six Months Ended June 30,
	2023	2022
Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	—	102%
Risk-free interest rate	—	1.58% — 1.67%
Expected average term of options (in years)	—	6.00
Stock price	$—	$1.05

The Company recorded share-based compensation expense and classified it in the unaudited condensed consolidated statements of operations as follows:

	For the Six Months Ended June 30,
	2023	2022
General and administrative	$807,980	$2,329,418
Research and development	98,165	361,029
Total	$906,145	$2,690,447

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

In addition, various service providers hold equity classified compensatory warrants issued in 2017 and earlier for the purchase of 66,802 reverse split adjusted shares of Company common stock (originally exercisable to purchase Series C convertible preferred stock) at a weighted average exercise price of $23.40 per share. These are to be differentiated from the Series C Warrants described in Note 9 - Warrant Liabilities.

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

No compensatory warrants were issued during the six months ended June 30, 2023.

The following table summarizes the activity in the common stock equity classified compensatory warrants for the six months ended June 30, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	179,046	$9.12	$1.32 — $25.40	1.73
Granted to advisor and its designees	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – June 30, 2023	179,046	$9.12	$1.32 — $25.40	1.24
Exercisable	179,046	$9.12	$1.32 — $25.40	1.24
Non-Exercisable	—	$—	$—	—

The following table summarizes the activity in the common stock equity classified compensatory warrants for the six months ended June 30, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	179,065	$15.20	$11.10 — $25.40	2.64
Granted to advisor and its designees	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – June 30, 2022	179,065	$10.60	$5.14 — $25.40	2.23
Exercisable	179,065	$10.60	$5.14 — $25.40	2.23
Non-Exercisable	—	$—	$—	—

There were no compensation costs related to outstanding equity classified compensatory warrants for the six months ended June 30, 2023 and $67,370 for the six months ended June 30, 2022.

Noncompensatory Equity Classified Warrants

In May 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to Alpha Capital (a related party) for the purchase of 27,048 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $11.10 per share (of which warrants for 20,000 shares were subsequently exercised in December 2020). In July 2020, the Company issued noncompensatory equity classified warrants to Alpha Capital for the purchase of 78,019 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $0.01 per share (which were subsequently exercised in July 2020), and 192,068 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $52.50 per share. In August 2020, the Company issued noncompensatory equity classified warrants to Alpha Capital for the purchase of 128,783 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $60.00 per share. In December 2020, the Company issued noncompensatory equity classified warrants to Alpha Capital for the purchase of 100,000 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $0.10 per share (which were exercised in February 2021) and 219,101 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $40.70 per share. In May 2022, the Company issued noncompensatory equity classified warrants to Alpha Capital for the purchase of 331,464 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $0.01 per share.

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

In conjunction with the NanoSynex Acquisition, on April 25, 2022 the exercise price of 7,048 reverse split adjusted outstanding warrants with an exercise price of $11.10 per share was modified to a reverse split adjusted exercise price of $6.00. The increase in fair value of $2,533, using a Monte Carlo pricing model for the modification of these warrants, was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and comprehensive loss. On May 26, 2022, the reverse split adjusted exercise price of these warrants was modified again to $5.136, and the increase in fair value of $696, using a Monte Carlo pricing model for the modification of these warrants, was included in consideration transferred in the NanoSynex Acquisition. On December 22, 2022, the exercise price of these warrants was modified again to $1.32. The increase in fair value of $891, using a Monte Carlo pricing model for the modification of those warrants, was charged to additional paid-in capital and did not result in expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

No noncompensatory equity classified warrants were issued during the six months ended June 30, 2023.

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	547,003	$19.76	$1.32 - $20.00	0.33
Legacy Ritter warrants	—	—
Granted	—	—
Exercised	—	—
Expired	(455,685)	20.00	20.00
Forfeited	—	—
Total outstanding – June 30, 2023	91,318	$18.56
Exercisable	91,318	$18.56	$1.32 — $20.00	0.58
Non-Exercisable	—	$—	$—	—

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	554,914	$20.10
Legacy Ritter warrants	—	—
Granted	331,464	0.01	0.01
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – June 30, 2022	886,378	$12.60
Exercisable	886,378	$12.60	$0.01 — $37.70	0.82
Non-Exercisable	—	$—	$—	—

NOTE 15 — RELATED PARTY TRANSACTIONS

Convertible Debt

On December 22, 2022, the Company issued to Alpha Capital, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. The Debenture is convertible, at any time, and from time to time, at Alpha Capital’s option, into shares of common stock of the Company, at a price equal to $1.32 per share, subject to adjustment as described in the Debenture and other terms and conditions described in the Debenture, including the Company’s receipt of the necessary stockholder approvals (See Note 10 - Convertible Debt - Related Party). Between January 9 and 12, 2023, Alpha Capital voluntarily converted $1,111,078 of the Debenture principal into 841,726 shares of common stock at a conversion price of $1.32 per share.

Short-Term Debt

NanoSynex has four separate notes payable outstanding to Alpha Capital, issued between March 26, 2020 and September 2, 2021, aggregating to a total principal outstanding balance of $905,000, and aggregate accrued interest of $60,155 for a total outstanding balance of $965,155 as of June 30, 2023. The Notes all accrue interest at 2.62% per annum, accrued daily, and provide that the full amount of principal and interest under each Note shall be due immediately prior to a Liquidation Event (the Maturity Date) unless due earlier in accordance with the terms of the Notes. “Liquidation Event” means either (i) the merger or consolidation of NanoSynex into any other entity, other than one in control or under control of NanoSynex or NanoSynex’s majority shareholder; (ii) a transaction or series of transactions resulting in the transfer of all or substantially all of NanoSynex’s assets or issued and outstanding share capital (other than to a company under the control of NanoSynex or NanoSynex’s majority shareholders; or (iii) an underwritten public offering by NanoSynex of its ordinary shares. Notwithstanding the above, if NanoSynex receives subsequent debt, convertible debt, or equity funding with gross proceeds of USD $3,000,000 or more, then the unused portion of these Notes shall be due and payable upon the actual receipt of such funding (See Note 8 - Short-Term Debt - Related Party).

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

NOTE 16 — SUBSEQUENT EVENTS

QN-302 Phase 1 Study

Between July 5-13, 2023, pursuant to the Master Clinical Research Services Agreement with TD2, Master Services Agreement with Clinigen, and Master Laboratory Services Agreement with MLM (see Note 13 - Research and License Agreements), the Company entered into work orders with these vendors to provide clinical trial services for the conduct of the QN-302 Phase 1 study. The estimated project timeline was set to start in July 2023 and continue until July 2026. The total amount to be paid under these work orders is currently expected to be approximately $7.6 million over the term of the QN-302 Phase 1 study.

Stock Purchase Agreement with Chembio Diagnostics, Inc. and Biosynex, S.A.

On July 20, 2023, the Company entered into the Purchase Agreement with Chembio, Biosynex, S.A. (“Biosynex”), and Qualigen, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company agreed to sell to Chembio all of the issued and outstanding shares of common stock of Qualigen, Inc., which was the legal entity operating the Company’s FastPack™ diagnostics business. The Transaction closed on July 20, 2023. Following the consummation of the Transaction, Qualigen, Inc. became a wholly-owned subsidiary of Chembio.

The aggregate net purchase price paid to the Company for the Shares was $5.2 million in cash, based on a base purchase price of $5.8 million, subject to certain post-closing adjustments, upward or downward, as applicable, for: (i) cash held by Qualigen, Inc. as of the closing of the Transaction; (ii) net working capital of Qualigen, Inc. as of the closing of the Transaction, (iii) certain indebtedness of Qualigen, Inc. as of the closing of the Transaction, and (iv) certain Transaction expenses as of the closing of the Transaction. Of the $5.2 million in cash, $450,000 is being held in escrow to satisfy certain Company indemnification obligations. Any amounts remaining in the Indemnity Escrow that have not been offset or reserved for claims will be released to the Company within five business days following the date that is 18 months after the closing.

Amendment and Settlement Agreement with NanoSynex Ltd.

On July 20, 2023, the Company entered into the NanoSynex Amendment, which amended the NanoSynex Funding Agreement with NanoSynex, to, among other things, provide for the further funding of NanoSynex, as contemplated by the NanoSynex Funding Agreement.

Pursuant to the terms of the NanoSynex Amendment, the Company agreed to advance to NanoSynex an aggregate amount of $1,610,000 as follows: (i) $380,000 within five business days of the execution of the NanoSynex Amendment, (ii) $560,000 on or before November 30, 2023, against which NanoSynex will issue a promissory note to the Company with a face value in the amount of such funding, and (iii) $670,000 on or before March 31, 2024, against which NanoSynex will issue a promissory note to the Company with a face value in the amount of such funding. The NanoSynex Amendment further provides that the initial payment of $380,000 will be satisfied by the Company’s surrender of the 281,000 Preferred B Shares of NanoSynex currently held by the Company, resulting in the Company’s ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the issued and outstanding voting equity of NanoSynex.

In the event we fail to make any future advances, we have agreed to forfeit additional shares in a number that will be equal to a fraction, the numerator of which is the amount of the default (i.e., the amount that we should have, but failed, to advance to NanoSynex pursuant to the terms of the NanoSynex Amendment), and the denominator of which shall be the price per share that we originally paid in consideration for our Preferred A-1 shares of NanoSynex to the previous holder thereof, being $1.5716 per share.

The NanoSynex Amendment supersedes any payments contemplated by the Original NanoSynex Agreement, such that except as described in the NanoSynex Amendment, the Company will have no further payment obligations to NanoSynex under the Original NanoSynex Agreement or otherwise (including by way of equity investment, loan financing or credit lines), and NanoSynex will have no further payment obligations to the Company for advances previously received under the Original NanoSynex Agreement.

Stockholder Approval of Alpha Stock Issuance Proposal

On July 13, 2023, the Company held its 2023 annual meeting of stockholders, at which the issuance to Alpha Capital of common stock pursuant to the terms and conditions of (a) the Debenture and (b) the Alpha Warrant were approved in accordance with Nasdaq Listing Rule 5635(d), which requires stockholder approval prior to the issuance of more than 20% of the Company’s issued and outstanding common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the twelve months ended December 31, 2022, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 2, 2023, as amended by Amendment No. 1 filed with the SEC on July 7, 2023 ( the “2022 Annual Report.) As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Qualigen” refer to Qualigen Therapeutics, Inc. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	there can be no assurance that we will successfully develop any drugs or therapeutic devices;
●	there can be no assurance that preclinical or clinical development of our candidate drugs or therapeutic devices will be successful;
●	there can be no assurance that clinical trials will be approved to begin by or will actually begin by or will proceed as contemplated by any projected timeline;
●	there can be no assurance that clinical trials will complete enrollment as contemplated by any projected timeline;
●	there can be no assurance that future clinical trial data will be favorable or that such trials will confirm any improvements over other products or lack negative impacts;
●	there can be no assurance that any of our candidate drugs or therapeutic devices will receive the required regulatory approvals or that they will be commercially successful;
●	there can be no assurance that we will be able to procure or earn sufficient working capital to complete the development, testing and launch of our prospective candidate drugs therapeutic products;
●	there can be no assurance that patents will issue on our owned and in-licensed patent applications;
●	there can be no assurance that such patents, if any, and our current owned and in-licensed patents would prevent competition;

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

Overview

We are a diversified life sciences company focused on developing treatments for adult and pediatric cancers with potential for Orphan Drug designation.

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

On May 26, 2022, we acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex Ltd. (“NanoSynex”) from Alpha Capital Anstalt (“Alpha Capital”) in exchange for 350,000 shares of our common stock and a prefunded warrant to purchase 331,464 shares of our common stock at an exercise price of $0.001 per share. These warrants were subsequently exercised on September 13, 2022. Concurrently with this transaction, we also purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in our acquiring a 52.8% interest in NanoSynex (the “NanoSynex Acquisition”). NanoSynex is a micro-biologics diagnostics company domiciled in Israel.

We do not expect to be profitable before products from our therapeutics pipeline are commercialized. To experience losses while therapeutic products are still under development is, of course, typical for biotechnology companies.

Recent Developments

FDA Clearance of IND Application for QN-302

On August 1, 2023, the Company announced that the U.S. Food and Drug Administration has cleared the Company’s investigational new drug (IND) application for QN-302, allowing us to commence our Phase 1 clinical trial for QN-302.

Sale of FastPack™ Diagnostics Business

On July 20, 2023, we sold all of the issued and outstanding shares of common stock of our wholly-owned subsidiary, Qualigen, Inc., which was the legal entity operating our FastPack™ diagnostics business, to Chembio Diagnostics, Inc. (“Chembio”), a wholly-owned subsidiary of Biosynex, S.A. (the “Transaction”). The aggregate net purchase price paid to us for the shares was $5.2 million in cash, based on a base purchase price of $5.8 million, subject to certain post-closing adjustments, upward or downward, as applicable. Of the $5.2 million, $450,000 is being held in escrow to satisfy certain indemnification obligations. Any amounts remaining in the Indemnity Escrow that have not been offset or reserved for claims will be released to us within five business days following the date that is 18 months after the closing. Following the consummation of the Transaction, Qualigen, Inc. became a wholly-owned subsidiary of Chembio.

Amendment and Settlement Agreement with NanoSynex Ltd.

On July 20, 2023, we entered into an Amendment and Settlement Agreement with Nanosynex (the “NanoSynex Amendment”), which amended the Master Funding Agreement for the Operational and Technology Funding of NanoSynex Ltd. (the “NanoSynex Funding Agreement”) with NanoSynex and our payment obligations to NanoSynex under such agreement. See “Contractual Obligations and Commitments” below.

Critical Accounting Policies and Estimates

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

Warrant Liabilities

In 2004, Qualigen, Inc. issued Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 Ritter reverse recapitalization transaction and are now exercisable for Qualigen Therapeutics common stock. These warrants contain a provision that if we issue shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price will be re-set to such new price and the number of shares underlying the warrants will be increased in the same proportion as the exercise price decrease. For accounting purposes, such warrants give rise to warrant liabilities. The operation of the “double-ratchet” provisions in these warrants in connection with the NanoSynex Acquisition and the convertible debenture financing transaction in December 2022 now allow the holders to exercise for a significantly higher number of shares than before. Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our condensed consolidated balance sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our condensed consolidated Statements of Operations. The estimated fair value of these warrant liabilities was $0.1 million and $0.8 million at June 30, 2023 and December 31, 2022, respectively. There were 1,349,571 of these warrants outstanding at June 30, 2023 and December 31, 2022.

On December 22, 2022, as part of the convertible debenture financing, the Company issued to Alpha Capital a common stock warrant for 2,500,000 shares of common stock of the Company (the “Alpha Warrant”). The exercise price of the Alpha Warrant is $1.65. The Alpha Warrant may be exercised by Alpha Capital, in whole or in part, at any time on or after June 22, 2023 and before June 22, 2028. U.S. GAAP requires us to recognize the fair value of this warrant as a warrant liability on our condensed consolidated balance sheets and to reflect period-to-period changes in the fair value of the warrant liability on our condensed consolidated statements of operations. The estimated fair value of this warrant liability was $2.0 million and $2.8 million at June 30, 2023 and December 31, 2022, respectively.

Because the fair value of the above liability classified warrants will be determined each quarter on a “mark-to-market” basis, it could result in significant variability in our future quarterly and annual consolidated statement of operations and consolidated balance sheets based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in an increase (possibly quite large) in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a decrease (possibly quite large) in the fair value of the warrant liabilities.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023	2022
REVENUES
Net product sales	$1,627,031	$1,430,534
Total revenues	1,627,031	1,430,534

EXPENSES
Cost of product sales	1,016,542	1,099,677
General and administrative	2,665,849	2,660,857
Research and development	1,326,544	1,506,227
Sales and marketing	169,223	305,103
Total expenses	5,178,158	5,571,864

LOSS FROM OPERATIONS	(3,551,127)	(4,141,330)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(440,294)	(14,800)
Interest expense (income), net	377,416	(4,823)
Loss on disposal of equipment held for lease	63,302	—
Other income, net	(5,680)	376
Total other expense (income), net	(5,256)	(19,247)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(3,545,871)	(4,122,082)

(BENEFIT) PROVISION FOR INCOME TAXES	(38,182)	5,438

NET LOSS	(3,507,689)	(4,127,520)

Net loss attributable to noncontrolling interest	(43,484)	(4,116)

Net loss attributable to Qualigen Therapeutics, Inc.	$(3,464,205)	$(4,123,404)

Other comprehensive loss, net of tax
Net loss	$(3,507,689)	$(4,127,520)
Foreign currency translation adjustment	(56,747)	65,540
Other comprehensive loss	(3,564,436)	(4,061,980)
Comprehensive loss attributable to noncontrolling interest	(43,484)	(4,116)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(3,520,952)	$(4,057,864)

Revenues

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the three-month periods ended June 30, 2023 and 2022 were approximately $1.6 million and $1.4 million, respectively, representing an increase of approximately $0.2 million, or 14%. This increase was primarily due to growth in sales volumes and higher average unit selling prices.

Expenses

Cost of Product Sales

Cost of product sales decreased during the three months ended June 30, 2023, to $1.0 million, or 62% of net product sales, compared to approximately $1.1 million, or 77% of net product sales, during the three months ended June 30, 2022. This decrease of $0.1 million, and decrease as a percentage of sales was primarily due to a reduction in force implemented in January 2023.

General and Administrative Expenses

General and administrative expenses remained the same at $2.7 million, for the three months ended June 30, 2023 and 2022.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. Research and development costs decreased from $1.5 million for the three months ended June 30, 2022 to $1.3 million for the three months ended June 30, 2023. Of the $1.3 million of research and development costs for the three months ended June 30, 2023, approximately $1.2 million (89%) was attributable to therapeutics and $0.2 million (11%) was attributable to diagnostics. Of the $1.5 million of research and development costs for the three months ended June 30, 2022, $1.1 million (73%) was attributable to therapeutics and $0.4 million (27%) was attributable to diagnostics.

The $0.1 million increase in therapeutics research and development costs during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to an increase of $0.5 million in preclinical research costs for QN-302, offset by a decrease of $0.4 million in preclinical research costs for QN-247.

The $0.2 million decrease in diagnostics research and development costs during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to a $0.2 million decrease in stock-based compensation expense and a $0.1 million decrease in payroll expenses related to FastPack due to the January 2023 reduction in force, offset by an increase of $0.1 million in research and development expenses for NanoSynex.

For the future, we expect our therapeutic research and development costs to be relatively lower in periods when we are focusing on preclinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $0.2 million for the three months ended June 30, 2023, a decrease of $0.1 million or 45%, from the three months ended June 30, 2022. This decrease was primarily due to reduced payroll expenses related to the January 2023 reduction in force.

Other Income (Expense), Net

Change in Fair Value of Warrant Liabilities

During three months ended June 30, 2023 we experienced a $0.4 million gain on change in fair value of warrant liabilities arising from our liability classified warrants described above. The estimated fair value of these warrants decreased to $2.1 million as of June 30, 2023 from $3.6 million as of December 31, 2022, primarily due to a reduction in our stock price and shorter remaining outstanding life of the warrants.

Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to continue to result in significant variability in our future quarterly and annual consolidated statements of operations based on unpredictable changes in our public market common stock price and the number of warrants outstanding at the end of each quarter.

Interest Expense (Income), Net

Interest expense, net during the three months ended June 30, 2023 was approximately $377,000 due to accrued interest on the convertible debt, as compared to interest income, net of approximately $5,000 during the three months ended June 30, 2022.

Loss on Disposal of Equipment Held for Lease

Loss on disposal of equipment held for lease during the three months ended June 30, 2023 was $63,000, compared to $0 during the three months ended June 30, 2022. This increase of $63,000 was due to a write off of discontinued FastPack analyzers that were acquired from Sekisui.

Other Income, Net

Other income was immaterial during the three months ended June 30, 2023 and 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
REVENUES
Net product sales	$3,234,201	$2,152,563
Total revenues	3,234,201	2,152,563

EXPENSES
Cost of product sales	2,281,368	1,928,524
General and administrative	4,380,283	5,559,608
Research and development	3,448,095	3,370,972
Sales and marketing	368,337	443,426
Total expenses	10,478,083	11,302,530

LOSS FROM OPERATIONS	(7,243,882)	(9,149,967)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(1,478,967)	(698,042)
Interest expense (income), net	921,652	(11,132)
Loss on voluntary conversion of convertible debt	1,077,287	—
Loss on disposal of equipment held for lease	63,302	—
Other income, net	(10,559)	341
Loss on fixed asset disposal	300	—
Total other expense (income), net	573,015	(708,833)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(7,816,897)	(8,441,134)

(BENEFIT) PROVISION FOR INCOME TAXES	(201,959)	6,173

NET LOSS	(7,614,938)	(8,447,307)

Net loss attributable to noncontrolling interest	(304,512)	(4,116)

Net loss attributable to Qualigen Therapeutics, Inc.	$(7,310,426)	$(8,443,191)

Other comprehensive loss, net of tax
Net loss	$(7,614,938)	$(8,447,307)
Foreign currency translation adjustment	119,473	65,540
Other comprehensive loss	(7,495,465)	(8,381,767)
Comprehensive loss attributable to noncontrolling interest	(304,512)	(4,116)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(7,190,953)	$(8,377,651)

Revenues

Net product sales

Net product sales are primarily generated from sales of diagnostic tests. Net product sales during the six-month periods ended June 30, 2023 and 2022 were approximately $3.2 million and $2.2 million, respectively, representing an increase of approximately $1.0 million, or 50%. This increase was primarily due to the expiration of the Sekisui Distribution Agreement on March 31, 2022, at which time the distribution services previously provided by Sekisui reverted to us, which resulted in our recognizing 100% of the revenue from sales of our FastPack diagnostic test kits and instruments beginning in the second quarter of 2022.

Expenses

Cost of Product Sales

Cost of product sales increased during the six months ended June 30, 2023 to $2.3 million, or 71% of net product sales, compared to approximately $1.9 million, or 90% of net product sales, during the six months ended June 30, 2022. This increase of $0.4 million, and decrease as a percentage of sales was relative to the increase in sales volumes and higher average unit selling prices due to the termination of the Sekisui agreement on March 31, 2022 as well as a reduction in force implemented in January 2023.

General and Administrative Expenses

General and administrative expenses decreased from $5.6 million, during the six months ended June 30, 2022 to approximately $4.4 million during the six months ended June 30, 2023, a decrease of $1.2 million or 21%. This decrease was primarily due to a $1.5 million decrease in stock-based compensation expense due to the January 2023 reduction in force, partially offset by an increase in accounting fees of $0.3 million.

Research and Development Costs

Research and development costs include therapeutic and diagnostic research and product development costs. Research and development costs remained approximately the same at $3.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Of the $3.4 million of research and development costs for the six months ended June 30, 2023, $2.4 million (71%) was attributable to therapeutics and $1.0 million (29%) was attributable to diagnostics. Of the $3.4 million of research and development costs for the six months ended June 30, 2022, $2.7 million (80%) was attributable to therapeutics and $0.7 million (20%) was attributable to diagnostics.

The $0.3 million decrease in therapeutics research and development costs during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a decrease of $0.9 million of preclinical research costs for our QN-247 program, a decrease of $0.1 million in RAS preclinical research costs, a $0.2 million decrease in payroll-related expenses, and a $0.1 million decrease in preclinical research costs for QN-165, offset by an increase of $1.0 million in preclinical research costs for QN-302.

The $0.3 million increase in diagnostics research and developments costs during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to an increase of $0.8 million in research and development expenses for NanoSynex, offset by a reduction of offset by a reduction of $0.5 million in FastPack research and development expenses due to the January 2023 reduction in force.

For the future, we expect our therapeutic research and development costs to be relatively lower in periods when we are focusing on preclinical activities and meaningfully higher in periods when we are provisioning for and conducting clinical trials, if any.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $0.4 million for the six months ended June 30, 2023, a decrease of $0.1 million or 17% from the six months ended June 30, 2022. This decrease was primarily due to lower payroll costs as a result of the January 2023 reduction in force.

Other Income (Expense), Net

Change in Fair Value of Warrant Liabilities

During six months ended June 30, 2023 we experienced a $1.5 million gain on change in fair value of warrant liabilities arising from our liability classified warrants described above. The estimated fair value of these warrants decreased to $2.1 million as of June 30, 2023 from $3.6 million as of December 31, 2022, primarily due to a reduction in our stock price and shorter remaining outstanding life of the warrants.

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

Interest Expense (Income), Net

Interest expense, net during the six months ended June 30, 2023 was approximately $921,000 due to accrued interest on the convertible debt, as compared to interest income, net of approximately $11,000 during the six months ended June 30, 2022.

Loss on Voluntary Conversion of Convertible Debt

During the six months ended June 30, 2023, we recognized a $1.1 million loss due to a voluntary conversion by Alpha Capital of approximately $1.1 million of convertible debt into 841,726 shares of common stock (see Note 10 - Convertible Debt - Related Party to our condensed consolidated financial statements). We did not have any outstanding convertible debt for the six months ended June 30, 2022.

Loss on Disposal of Equipment Held for Lease

Loss on disposal of equipment held for lease during the six months ended June 30, 2023, was $63,000, compared to $0 during the six months ended June 30, 2022. This increase of $63,000 was due to a write off of discontinued FastPack analyzers that were acquired from Sekisui.

Other Income, Net

Other income was immaterial during the six months ended June 30, 2023 and 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $1.3 million in cash and an accumulated deficit of $110.7 million. For the six months ended June 30, 2023 and the year ended December 31, 2022, we used cash of $5.6 million and $13.2 million, respectively, in operations.

On July 25, 2023, we received a cash payment of $4.7 million from Chembio for all of the outstanding shares of common stock of Qualigen, Inc., which payment is subject to post-closing adjustments, upward or downward, as applicable, for: (i) cash held by the Subsidiary as of the closing of the Transaction; (ii) net working capital of the Subsidiary as of the closing of the Transaction, (iii) certain indebtedness of the Subsidiary as of the closing of the Transaction, and (iv) certain Transaction expenses as of the closing of the Transaction. An additional $450,000 is being held in an escrow account to satisfy certain indemnification obligations. Any amounts remaining in the Indemnity Escrow that have not been offset or reserved for claims will be released to us within five business days following the date that is 18 months after the closing of the Transaction.

On July 20, 2023, we entered into the NanoSynex Amendment with NanoSynex, which amended the NanoSynex Funding Agreement. See “Contractual Obligations and Commitments” below.

The Company’s cash balances as of the date that the accompanying financial statements were issued along with the proceeds from the above sale to Chembio, without additional financing, are expected to fund operations into the first quarter of 2024. The Company expects to continue to have net losses and negative cash flow from operations, which over time will challenge its liquidity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute our business plan, we will require significant additional funding for planned research and development activities, capital expenditures, clinical testing for our QN-302 clinical trials, preclinical development of RAS and QN-247, as well as commercialization activities.

Historically, our principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. In December 2022 we raised $3.0 million from the sale of a convertible debt instrument (see Note 10-Convertible Debt - Related Party to our unaudited condensed consolidated financial statements). There can be no assurance that further financing will be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

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

Our condensed consolidated balance sheet at June 30, 2023 includes $2.1 million of warrant liabilities. We do not consider the warrant liabilities to constrain our liquidity, as a practical matter. Our current liabilities at June 30, 2023 include $1.8 million of accounts payable, $2.0 million of accrued expenses and other current liabilities, a $0.2 million R&D grant liability, $0.3 million of accrued vacation, $1.8 million in short term debt and convertible debt to a related party.

Contractual Obligations and Commitments

We have no material contractual obligations that are not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to the unaudited condensed consolidated financial statements.

Lease Agreement with Bond Ranch LP

On December 15, 2021, our wholly-owned subsidiary Qualigen, Inc. entered into a Second Amendment to Lease with Bond Ranch LP. This Amendment extended our triple-net leasehold on our existing 22,624-square-foot headquarters/manufacturing facility at 2042 Corte del Nogal, Carlsbad, California for the 61-month period of November 1, 2022 to November 30, 2027. Over the 61 months, the base rent payable will total $1,950,710; however, the base rent for the first 12 months of the 61-month period will be only $335,966. Additionally, Qualigen, Inc. was entitled to a $339,360 tenant improvement allowance. On July 20, 2023, the Company entered into a Purchase Agreement with Chembio, Biosynex, S.A. (“Biosynex”), and Qualigen, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company agreed to sell to Chembio all of the issued and outstanding shares of common stock of Qualigen, Inc. The lease commitments described above transferred to Chembio upon the closing of this transaction. See Note 12 - Commitments and Contingencies and Note 16 - Subsequent Events: Stock Purchase Agreement with Chembio Diagnostics, Inc. and Biosynex, S.A. to our unaudited condensed consolidated financial statements for additional details.

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

We have multiple license and sponsored research agreements with ULRF. Under these agreements, we have taken over development, regulatory approval and commercialization of various drug compounds from ULRF and are responsible for maintenance of the related intellectual property portfolio. For example, we agreed to reimburse ULRF for sponsored research expenses of up to $2.7 million and prior patent costs of up to $112,000 for RAS. As of June 30, 2023, there was approximately $239,000 remaining due to ULRF under this sponsored research agreement for RAS. We also agreed to reimburse ULRF for sponsored research expenses of up to $830,000 and prior patent costs of up to $200,000 for QN-247. As of June 30, 2023, there were no remaining un-expensed amounts due to ULRF under this sponsored research agreement for QN-247 and the agreement was terminated effective August 31, 2022. Under the terms of these agreements, we are required to make patent maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of any sublicense income.

On January 13, 2022, we entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) The program’s lead compound is being developed by us under the name QN-302 as a candidate for treatment of pancreatic ductal adenocarcinoma (PDAC), which represents the vast majority of pancreatic cancers. The Agreement requires (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments, and a percentage of any non-royalty sublicensing consideration paid to the Company.

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

Under the terms of the Technology Transfer Agreement, we have provided Yi Xin the exclusive rights for China, which is a market we have not otherwise entered, both for Yi Xin’s new generations of FastPack-based products and for Yi Xin-manufactured versions of our existing FastPack product lines. Yi Xin has the right to sell its new generations of FastPack-based diagnostic test systems throughout the world (but not to or toward current customers of our existing generations of FastPack products); provided that any non-China sales would, until March 31, 2022, need to be through Sekisui. As of April 1, 2022, Yi Xin has right to sell Yi Xin-manufactured versions of existing FastPack 1.0, IP and PRO product lines worldwide (other than in the United States and other than to or toward current non-US customers of those products). Yi Xin also has the right, as of April 1, 2022, to buy Qualigen-manufactured FastPack 1.0, IP and PRO products from us at distributor prices for resale in and for the United States (but not to or toward current U.S. customers of those products). We did not license Yi Xin to sell in the United States market any Yi Xin-manufactured versions of those legacy FastPack product lines, even after March 31, 2022. We agreed in the Technology Transfer Agreement that we would not, after March 31, 2022, seek new FastPack customers outside the United States, European Union, Canada, and Mexico.

Under the Technology Transfer Agreement, during the fiscal year ended December 31, 2021 we recognized revenues of approximately $670,000. There were no revenues under this agreement for the six months ended June 30, 2023, and the six months ended June 30, 2022. We will receive low- to mid-single-digit royalties on any future new-generations and current-generations product sales by Yi Xin.

Yi Xin is a newly-formed company and is subject to many risks. There can be no assurance that Yi Xin will successfully commercialize any products or that we will receive any royalties from Yi Xin.

On July 20, 2023, the Company entered into a Purchase Agreement with Chembio, Biosynex, S.A. (“Biosynex”), and Qualigen, Inc., a wholly-owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company agreed to sell to Chembio all of the issued and outstanding shares of common stock of Qualigen, Inc. The Technology Transfer Agreement with Yi Xin described above transferred to Chembio upon the closing of this transaction. See Note 16 - Subsequent Events: Stock Purchase Agreement with Chembio Diagnostics, Inc. and Biosynex, S.A. to our unaudited condensed consolidated financial statements for additional details.

Alpha Convertible Debt

On December 22, 2022, we issued an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 (“the Debenture”) to Alpha Capital for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. The Debenture is convertible, at any time, and from time to time, at Alpha Capital’s option, into shares of our common stock, at a price equal to $1.32 per share, subject to adjustment as described in the Debenture and other terms and conditions described in the Debenture, including the Company’s receipt of the necessary stockholder approvals, which were obtained at our 2023 annual meeting of stockholders.

In January 2023 Alpha Capital converted $1,111,078 of the Debenture principal into 841,726 shares of common stock at a conversion price of $1.32 per share.

Commencing June 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) December 22, 2025 and (ii) the full redemption of the Debenture (each such date, a “Monthly Redemption Date”), we must redeem $110,000 plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture (the “Monthly Redemption Amount”). The Monthly Redemption Amount must be paid in cash; provided that after the first two monthly redemptions, we may elect to pay all or a portion of a Monthly Redemption Amount in shares of common stock, based on a conversion price equal to the lesser of (i) the then applicable conversion price of the Debenture and (ii) 85% of the average of the VWAPs (as defined in the Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date. We may also redeem some or all of the then outstanding principal amount of the Debenture at any time for cash in an amount equal to 105% of the then outstanding principal amount of the Debenture being redeemed plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture. Our election to pay monthly redemptions in shares of common stock or to effect an optional redemption is subject to the satisfaction of the Equity Conditions (as defined in the Debenture), including our receipt of the necessary stockholder approvals, which we obtained at our 2023 annual meeting of stockholders.

The Debenture accrues interest at the rate of 8% per annum, which does not begin accruing until December 1, 2023, and will be payable on a quarterly basis. Interest may be paid in cash or shares of common stock of the Company or a combination thereof at the option of the Company; provided that interest may only be paid in shares if the Equity Conditions have been satisfied, including our receipt of the necessary stockholder approvals, which we obtained at our 2023 annual meeting of stockholders.

During the three and six months ended June 30, 2023, we recognized an extinguishment loss on voluntary conversion of convertible debt of $0 and approximately $1.1 million, respectively, and recorded accrued interest of approximately $383,000 and $945,000, respectively (of which approximately $364,000 and $898,000 was a reduction to the discount, respectively) in other expenses in the condensed consolidated statements of operations. In June 2023 we paid the first Monthly Redemption Amount of $110,000 in cash, and as of June 30, 2023 the remaining Debenture principal balance was approximately $2.1 million, the remaining discount was approximately $1.3 million, the fair value of the Alpha Warrant was approximately $2.0 million, and the fair value of the suite of bifurcated embedded derivative features was $0.

NanoSynex Funding Agreement

As a condition to the NanoSynex Acquisition, we entered into the Funding Agreement with NanoSynex, pursuant to which we agreed to fund NanoSynex up to an aggregate of approximately $10.4 million over a three year period, subject to NanoSynex’s achievement of certain performance milestones specified in the NanoSynex Funding Agreement and the satisfaction of other terms and conditions described in the NanoSynex Funding Agreement.

These funding commitments were to be made in the form of convertible promissory notes to be issued to us with a face value equal to the amount paid by us to NanoSynex upon satisfaction of the applicable performance milestone, bearing interest at the rate of 9% per annum on the principal balance from time to time outstanding under the particular promissory note, convertible at our option into additional shares of NanoSynex in order for us to maintain at least a 50.1% controlling ownership interest in NanoSynex, should NanoSynex issue additional shares. During the year ended December 31, 2022, a total of approximately $2.4 million was funded to NanoSynex, and for the six months ended June 30, 2023 an additional $0.5 million was funded to NanoSynex under the Funding Agreement.

On July 20, 2023, we entered into the NanoSynex Amendment with NanoSynex, which amended the NanoSynex Funding Agreement and our payment obligations under such agreement. Pursuant to the terms of the Nanosynex Amendment, we will make an initial payment of $380,000 to NanoSynex by surrendering the Preferred B shares of NanoSynex held by us, resulting in our ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the issued and outstanding voting equity of NanoSynex. In addition, we also agreed to (i) advance $560,000 to NanoSynex on or before November 30, 2023 (the “First Advance”), against which NanoSynex will issue a promissory note to us with a face value in the amount of such funding, and (ii) advance $670,000 to NanoSynex on or before March 31, 2024 (the “Second Advance,” and, together with the First Advance, the “New Advances”), against which NanoSynex will issue a promissory note to us with a face value in the amount of such funding. In addition, $2,880,000 in promissory notes delivered by NanoSynex to us for advances previously made by us to NanoSynex under the NanoSynex Funding Agreement were canceled.In the event we fail to make the New Advances, we have agreed to forfeit additional shares in a number that will be equal to a fraction, the numerator of which is the amount of the default (i.e., the amount that we should have, but failed, to advance to NanoSynex pursuant to the terms of the NanoSynex Amendment), and the denominator of which shall be the price per share that we originally paid in consideration for our Preferred A-1 shares of NanoSynex to the previous holder thereof, being $1.5716 per share.

The NanoSynex Amendment supersedes any payments contemplated by the NanoSynex Funding Agreement, such that except as described in the NanoSynex Amendment, we will have no further payment obligations to NanoSynex under the NanoSynex Funding Agreement or otherwise (including by way of equity investment, loan financing or credit lines), and NanoSynex will have no further payment obligations to us for advances previously received under the NanoSynex Funding Agreement.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,562,416)	$(7,827,798)
Investing activities	(246,418)	71,871
Financing activities	—	3,859
Effect of exchange rate on cash	115,803	(34,228)
Net decrease in cash and restricted cash	$(5,693,031)	$(7,786,296)

Net Cash Used in Operating Activities

During the six months ended June 30, 2023, operating activities used $5.6 million of cash, primarily resulting from a net loss of $7.6 million. Cash flows from operating activities (as opposed to net loss) for the six months ended June 30, 2023 were positively impacted by adjustments for a $1.1 million non cash loss on voluntary conversion of convertible debt, accretion of discount of $0.8 million on convertible debt, $0.9 million in stock-based compensation expense, a $0.9 million increase in accounts payable, a $0.4 million increase in accrued expenses and other current liabilities, a $0.4 million decrease in prepaid expenses and other assets, and depreciation and amortization of $0.2 million. Cash flows from operating activities (as opposed to net loss) for the six months ended June 30, 2023 were negatively impacted by adjustments for a $1.5 million decrease in fair value of warrant liabilities, a $0.2 million decrease in accounts receivable and inventory reserves and allowances, a $0.6 million decrease in R&D grant liability, a $0.2 million decrease in deferred tax liability, and a $0.1 million decrease in operating lease liability.

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

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was approximately $0.2 million, due to the purchase of property and equipment.

During the six months ended June 30, 2022, net cash provided by investing activities was approximately $0.1 million, primarily due to $0.7 million in cash acquired in the NanoSynex transaction, offset by the $0.6 million purchase of NanoSynex stock.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $4,000, due to net proceeds from exercise of warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, due to the material weakness described below, our disclosure controls and procedures as of June 30, 2023 were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective because of a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with generally accepted accounting principles. We have taken and continue to take steps to remediate the material weakness, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

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

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s 2022 Annual Report under the heading “Risk Factors.” When any one or more of these risks materialize, the Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be materially and adversely affected. Except as described below, there have been no material changes to the Company’s risk factors since the 2022 Annual Report.

We may be classified as a transient investment company.

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act, however, a company may be deemed an investment company under Section 3(a)(1)(C) of the Investment Company Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

We have recently divested certain shares of NanoSynex Ltd. (“NanoSynex”) which has resulted in our ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the issued and outstanding voting equity of NanoSynex. Since we no longer hold a controlling interest in NanoSynex, the investment securities we hold, including our minority interest in NanoSynex, could exceed 40% of our total assets, exclusive of government securities cash items, on an unconsolidated basis, and, accordingly, we could determine that we have become a transient investment company.

A transient investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows a transient investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We are in the process of performing a valuation of our minority investment in Nanosynex to determine whether we need to invoke the grace period. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash on hand or liquidating our investment securities.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being a transient investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in our incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company.	8-K	001-37428	2.4	5/29/2020

2.2	Stock Purchase Agreement, dated July 20, 2023, by and between Qualigen Therapeutics, Inc., Chembio Diagnostics, Inc., Biosynex, S.A., and Qualigen, Inc.	8-K	001-37428	2.1	7/26/2023

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	5/29/2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [name change]	8-K	001-37428	3.4	5/29/2020

3.8	Amended and Restated Bylaws of the Company, through August 10, 2021	10-Q	001-37428	3.1	8/13/2021

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-37428	3.1	11/22/2022

4.1	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020	8-K	001-37428	10.13	5/29/2020

4.2	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	5/29/2020

4.3	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	7/10/2020

4.4	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	8/4/2020

4.5	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	12/18/2020

4.6	“Deferred” Common Stock Purchase Warrant for 842,696 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	12/18/2020

4.7	Form of liability classified Warrant to Purchase Common Stock	10-K	001-37428	4.13	3/31/2021

4.8	Form of “service provider” compensatory equity classified Warrant	10-K	001-37428	4.14	3/31/2021

4.9	Description of Common Stock	10-K/A	001-37428	4.9	7/7/2023

4.10	Amended and Restated Common Stock Purchase Warrant to GreenBlock Capital LLC, dated April 25, 2022	10-Q	001-37428	4.15	5/13/2022

4.11	Amended and Restated Common Stock Purchase Warrant to Christopher Nelson, dated April 25, 2022	10-Q	001-37428	4.16	5/13/2022

4.12	Common Stock Purchase Warrant for 2,500,000 shares in favor of Alpha Capital Anstalt, dated December 22, 2022	8-K	001-37428	4.1	12/22/2022

10.1*	Separation Agreement and General Release, dated June 20, 2023, by and between Qualigen Therapeutics, Inc. and Amy Broidrick

10.2	Amendment and Settlement Agreement, dated July 20, 2023, by and between Qualigen Therapeutics, Inc. and NanoSynex Ltd.	8-K	001-37428	10.1	7/26/2023

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

August 14, 2023	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Michael S. Poirier
	Name:	Michael S. Poirier
	Title:	Chief Executive Officer

