Form 10-K
period 2023-12-31
Qualigen Therapeutics, Inc.
filed 2024-04-08
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4,570,535 based on the closing price for the common stock of $0.91 on that date. Shares of common stock held by the registrant’s executive officers and directors have been excluded from this calculation, as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2024, there were 6,307,371 shares of the registrant’s common stock outstanding.

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

These forward-looking statements include, but are not limited to, statements about:

●	our ability to procure sufficient working capital to continue and complete the development, testing and launch of our prospective drug products;

●	our ability to successfully develop any drugs;

●	our ability to progress our drug candidates through preclinical and clinical development;

●	our ability to obtain the requisite regulatory approvals for our clinical trials and to begin and complete such trials according to any projected timeline;

●	our ability to complete enrollment in our clinical trials as contemplated by any projected timeline;

●	the likelihood that future clinical trial data will be favorable or that such trials will confirm any improvements over other products or lack negative impacts;

●	our ability to successfully commercialize any drugs;

●	the likelihood that patents will issue on our in-licensed patent applications;

●	our ability to protect our intellectual property; and

●	our ability to compete.

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

PART I

As used in this Annual Report, unless the context suggests otherwise, “we,” “us,” “our,”or “the Company” refer to Qualigen Therapeutics, Inc.

Item 1. Business

Overview

We are an early-clinical-stage therapeutics company focused on developing treatments for adult and pediatric cancer. Our business now consists of one early-clinical-stage therapeutic program (QN-302) and one preclinical therapeutic program (Pan-RAS).

Our lead program, QN-302, is an investigational small molecule G-quadruplexes (G4)-selective transcription inhibitor with strong binding affinity to G4s prevalent in cancer cells (such as pancreatic cancer). Such binding could, by stabilizing the G4s against DNA “unwinding,” help inhibit cancer cell proliferation. QN-302 is currently undergoing a Phase 1a clinical trial at START Midwest in Grand Rapids, Michigan, and HonorHealth in Scottsdale, Arizona.

Our Pan-RAS program, which is currently at the preclinical stage, consists of a family of RAS oncogene protein-protein interaction inhibitor small molecules believed to inhibit or block mutated RAS genes’ proteins from binding to their effector proteins thereby leaving the proteins from the mutated RAS unable to cause further harm. In theory, such mechanism of action may be effective in the treatment of about one quarter of all cancers, including certain forms of pancreatic, colorectal, and lung cancers. The investigational compounds within our Pan-RAS portfolio are designed to suppress the interaction of endogenous RAS with c-RAF, upstream of the KRAS, HRAS and NRAS effector pathways.

On May 22, 2020, we completed a “reverse recapitalization” transaction with Qualigen, Inc. (not to be confused with the Company); pursuant to which our merger subsidiary merged with and into Qualigen, Inc. with Qualigen, Inc. surviving as a wholly owned subsidiary of the Company. The Company, which had previously been known as Ritter Pharmaceuticals, Inc., was renamed Qualigen Therapeutics, Inc., and the former stockholders of Qualigen, Inc. acquired, via the recapitalization, a substantial majority of the shares of the Company. Ritter/Qualigen Therapeutics common stock, which was previously traded on the Nasdaq Capital Market under the ticker symbol “RTTR,” commenced trading on Nasdaq, on a post-reverse-stock-split adjusted basis, under the ticker symbol “QLGN” on May 26, 2020. We are no longer pursuing the gastrointestinal disease treatment business on which Ritter Pharmaceuticals, Inc. had focused before the reverse recapitalization transaction. On July 20, 2023, we sold our Qualigen, Inc. subsidiary, which contained our former FastPack® diagnostics business to Chembio Diagnostics, Inc., an American subsidiary of French diagnostics provider Biosynex, S.A. Accordingly, our former FastPack® diagnostics business is reported as Discontinued Operations in this Annual Report.

The aggregate net purchase price for Qualigen, Inc. was $5.4 million in cash, of which $450,000 is being held in escrow to satisfy certain Company indemnification obligations. Any amounts remaining in the escrow that have not been offset or reserved for claims will be released to us within five business days following January 20, 2025.

We own a minority interest in NanoSynex, Ltd. (“NanoSynex”), a privately-held microbiologics diagnostic company domiciled in Israel. NanoSynex’s technology is for Antimicrobial Susceptibility Testing that aims to enable better targeting of antibiotics for their most suitable uses to ultimately result in faster and more efficacious treatment, hence reducing hospitals’ mortality and morbidity rates. On May 26, 2022, we acquired a 52.8% interest in NanoSynex from our related party Alpha Capital Anstalt (“Alpha”) and NanoSynex, and entered into a Master Agreement for the Operational and Technological Funding of NanoSynex with NanoSynex (the “NanoSynex Funding Agreement”). On July 20, 2023, we entered into an Amendment and Settlement Agreement with NanoSynex (the “NanoSynex Amendment”), pursuant to which we agreed to, in exchange for eliminating all future Funding Agreement obligations for us to invest further cash in NanoSynex (except for obligations to lend NanoSynex $560,000 on or before November 30, 2023, and $670,000 on or before March 31, 2024), surrender 281,000 Series B Preferred Shares of NanoSynex held by us, resulting in our ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the voting equity of NanoSynex; in addition, we agreed to surrender approximately $3.0 million of promissory notes which NanoSynex had issued to us under the Funding Agreement. On November 22, 2023 we further agreed to eliminate our obligations to lend NanoSynex $560,000 on or before November 30, 2023, and $670,000 on or before March 31, 2024, by instead surrendering shares of Series A-1 Preferred Stock of NanoSynex in an amount that reduced our ownership in NanoSynex voting equity from approximately 49.97% to 39.90%. NanoSynex was deconsolidated from our financial statements as of July 20, 2023, and is reported as Discontinued Operations in this Annual Report. Our investment in NanoSynex will be accounted for in the future as an equity method investment.

Product Pipeline

QN-302

We exclusively in-licensed the global rights to the G-Quadruplex (“G4”) selective transcription inhibitor platform from University College London (“UCL”) in January 2022. The licensed technology comprises lead compound QN-302 (formerly known as SOP1812) and back-up compounds that target regulatory regions of cancer genes that down-regulate gene expression in multiple cancer pathways. Developed by Dr. Stephen Neidle and his group at UCL, the G4 binding concept is derived from nucleic acid research conducted over more than over 30 years, including research on G4s, which are higher order DNA and RNA structures formed by sequences containing guanine-rich repeats. G4s are overrepresented in telomeres (a region of repetitive DNA sequences at the end of a chromosome) as well as promoter sequences and untranslated regions of many oncogenes. Their prevalence is therefore significantly greater in cancer cells compared to normal human cells.

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

We believe that QN-302 has the potential to demonstrate superior efficacy and activity against pancreatic ductal adenocarcinoma (“PDAC”), which represents 98% of pancreatic cancers. Pancreatic cancer is the tenth most common cancer in men and the seventh most common in women, but it is the fourth leading cause of cancer deaths in men and the third leading cause in women; it accounts for about 3% of all cancers in the United States but is responsible for about 8% of all cancer-related deaths. It has one of the lowest rates of survival of all cancer types.

In-vitro and in-vivo studies have shown that G4 stabilization by QN-302 resulted in inhibition of target gene expression and cessation of cell growth in various cancers, including PDAC. In in-vitro studies, QN-302 was potent in inhibiting the growth of several PDAC cell lines at low nanomolar concentrations. Similarly, in in-vivo studies, QN-302 showed a longer survival duration in a KPC genetic mouse model for pancreatic cancer than gemcitabine (the current standard of care for PDAC) has historically shown. Additional preclinical in-vivo studies suggest activity in gemcitabine-resistant PDAC. Data further demonstrated that QN-302 had significant anti-tumor activity in three patient-derived PDAC xenograft models. Early safety indicators in pancreatic cancer mouse in-vivo models suggest no significant adverse toxic effects at proposed therapeutic doses.

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

On August 1, 2023 we announced that the FDA had cleared our investigational new drug (“IND”) application for QN-302, and on November 1, 2023 the first patient in our Phase 1a clinical trial for QN-302 was dosed at START Midwest in Grand Rapids, Michigan.

We will require additional cash resources to be able to continue and complete this Phase 1a clinical trial.

Pan-RAS (formerly referred to as RAS or RAS-F)

In July 2020 we entered into an exclusive worldwide in-license agreement with the University of Louisville’s Research Foundation (“UofL” or “ULRF”) for the intellectual property covering the “RAS” family of pan-RAS inhibitor small molecule drug candidates, which are believed to work by blocking RAS mutations directly, thereby inhibiting tumor formation (especially in pancreatic, colorectal and lung cancers). Pursuant to the license agreement, we will seek to identify and develop a lead drug candidate from the compound family and, upon commercialization, will pay UofL royalties in the low-to-mid-single-digit percentages on net sales of Pan-RAS inhibitor licensed products. The license agreement with UofL for Pan-RAS was amended in March 2021 and June 2023.

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

We also had a sponsored research agreement with UofL for Pan-RAS research; that agreement expired in December 2023.

We currently do not have the resources to advance our Pan-RAS program, and so we are seeking to out-license it.

On February 15, 2024, we entered into a License and Sublicense Agreement with Pan-RAS Holdings, Inc., a New York corporation (“Pan-RAS Holdings”), which contemplated an exclusive out-license of our Pan-RAS drug development program, including our rights under the ULRF license agreement, Pan-RAS Holdings.

Although the License and Sublicense Agreement called for a closing by March 16, 2024, the License and Sublicense Agreement was in essence structured as a 30-day option in favor of Pan-RAS Holdings.

At the contemplated closing, Pan-RAS Holdings would have paid us an upfront fee of $1,000,000 in cash. In addition, Pan-RAS Holdings would have become responsible to pay on our behalf our in-license royalty obligations to ULRF, as and when required.

Finally, if the contemplated closing had occurred, Pan-RAS Holdings would have required to pay to us for our own account, on a semiannual basis, royalties equal to 1.0% of net sales of any RAS products.

We would have owed certain amounts to ULRF under our in-license agreement from them, if, as and when we received any Non-Royalty Sublicensing Income from Pan-RAS Holdings.

Pan-RAS Holdings did not effectuate the closing by March 16, 2024, and we and they voluntarily terminated the License and Sublicense Agreement effective as of March 16, 2024.

Previous Programs

We have discontinued all of our efforts the following programs, and we do not plan to resume them:

1.	QN-247(formerly referred to as ALAN or AS1411-GNP) – an oligonucleotide aptamer-based, nucleolin-inhibiting anticancer drug candidate, consisting of QN-165 conjugated with gold nanoparticles.

2.	QN-165 (formerly referred to as AS1411) – an oligonucleotide aptamer-based drug candidate for the potential broad-spectrum treatment of infectious diseases such as COVID-19.

3.	Selective Target Antigen Removal System (STARS) – a therapeutic blood-filtering device product concept, which would be designed to remove circulating tumor cells, viruses, inflammation factors and immune checkpoints.

Research and Development

For research and development of our drug candidates, we have historically leveraged the scientific and technical resources and laboratory facilities of UofL and UCL, through technology licensing, sponsored research, and other consulting agreements. We have engaged contract research organizations (“CROs”) and clinical sites for the Phase 1a clinical trial of QN-302. We intend to focus our internal research and development on oversight of these CROs. We currently have no internal research and development facilities.

Regulatory Matters

We have obtained FDA clearance/approval for our QN-302 Phase 1a clinical trial. We have not obtained FDA or other regulatory approval for any other drug candidate.

United States—FDA Drug Approval Process

The research, development, testing, and manufacture of product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Food, Drug and Cosmetics Act and its implementing regulations.

The steps required to be completed before a drug may be marketed in the United States include, among others:

●	preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;

●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin and for which progress reports must be submitted annually to the FDA;

●	approval by an independent institutional review board (“IRB”) or Ethics Committee (“EC”) at each clinical trial site before each trial may be initiated;

●	adequate and well-controlled human clinical trials, conducted in accordance with applicable IND regulations, Good Clinical Practices (“GCP”), and other clinical trial related regulations, to establish the safety and efficacy of the drug for each proposed indication to the FDA’s satisfaction;

●	submission to the FDA of a New Drug Application (“NDA”) and payment of user fees for FDA review of the NDA (unless a fee waiver applies);

●	satisfactory completion of an FDA pre-approval inspection of one or more clinical trial site(s) at which the drug was studied in a clinical trial(s) and/or of us as a clinical trial sponsor to assess compliance with GCP regulations;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMPs regulations;

●	agreement with the FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy; and

●	FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review, if applicable, based on a determination that the drug is safe and effective for the proposed indication(s).

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

●	Phase 1—Phase 1 clinical trials involve initial introduction of the study drug in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the study drug in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●	Phase 2—Phase 2 clinical trials typically involve administration of the study drug to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3—Phase 3 clinical trials typically involve administration of the study drug to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the study drug and to provide an adequate basis for product approval. Generally, adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

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

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and determine whether the manufacturing and production and testing facilities are in compliance with cGMP regulations. The FDA also may audit the clinical trial sponsor and one or more sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. If the NDA and the manufacturing facilities are deemed acceptable by the FDA, it may issue an approval letter, and, if not, the Agency may issue a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication(s). A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also require, as a condition of NDA approval, post-marketing testing and surveillance to monitor the drug’s safety or efficacy or impose other conditions, or a Risk Evaluation and Mitigation Strategy that may include both special labeling and controls, known as Elements to Assure Safe Use, on the distribution, prescribing, dispensing and use of a drug product. Once issued, the FDA may withdraw product approval if, among other things, ongoing regulatory requirements are not met, certain defects exist in the NDA, or safety or efficacy problems occur after the product reaches the market.

Intellectual Property

Information regarding our (in-licensed) issued patents and pending patent applications, as of December 31, 2023, is as follows (excluding patents and pending patent applications which pertain to programs which we have discontinued). As of that date we did not have any directly-owned issued patents and pending patent applications.

Subject Matter	Issued	Pending	Geographic Scope	Patent Term
In-Licensed Patents
University College London (UCL)
QN-302	3	10	U.S., Europe, Australia, Canada, China, Hong Kong, India, Japan, Korea, Russia	2030-2040
University of Louisville (ULRF)
Pan-RAS	0	12	U.S., Europe, Australia, Canada, China, Hong Kong, India, Israel, Japan, Korea, Mexico, Russia, South Africa	2039*
TOTAL	3	22

*Anticipated patent term

Human Capital Management

As of March 25, 2024, we had 4 employees, all of whom were full-time. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Diversity & Inclusion. With respect to our employees overall, fifty percent (50%) are women and 0% are people of color.

Additional Information

Ritter Pharmaceuticals, Inc. (our predecessor) was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. In September 2008, this company converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc. On May 22, 2020, upon completing the “reverse recapitalization” transaction with Qualigen, Inc., Ritter Pharmaceuticals, Inc. was renamed Qualigen Therapeutics, Inc. and Qualigen, Inc. became a wholly-owned subsidiary of the Company. On July 20, 2023 we sold Qualigen Inc. to ChemBio Diagnostics, Inc., an American subsidiary of French diagnostics provider Biosynex S.A.

Our website address is www.qlgntx.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, information statements, beneficial ownership reports and any amendments to those reports or statements filed or furnished pursuant to Sections 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings are available through our website free of charge. However, the information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov.

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

Risks Related to Our Business Generally

Our business strategy is high-risk

We are focusing our resources and efforts on development of drug product candidates, which requires extensive cash needs for research and development activities. This is a high-risk strategy because there is no assurance that that our cash resources will be adequate to develop our product candidates, that our product candidates will ever be proven to be safe and effective or that any products will ever become commercially viable. This makes our stock an unsuitable investment for many investors.

We do not currently have enough working capital to execute our strategic plan.

We have suffered recurring losses from operations, and we are now essentially a non-revenue company. We will need capital to maintain our operations and to support our intended development of our therapeutics business. Future financings will be necessary in order for us to survive as a going concern and to properly execute our strategic plan. However, there can be no assurance that such future financings will be available to us (or, if they are, that they can be consummated on desirable terms).

We may, in the short and long-term, seek to raise capital through the issuance of equity securities or through other financing sources. To the extent that we seek to raise additional funds by issuing equity or equity-linked securities, our stockholders may (as has already occurred several times) experience significant dilution. Any debt financing, if available, may include financial and other covenants that could restrict our use of the proceeds from such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements to provide short term or long term capital. Additional funding may not be available to us on acceptable terms, or at all. In addition, any future financing (depending on the terms and conditions) may be subject to the approval of Alpha, a related party and the holder of our 8% Senior Convertible Debenture and of our 8% Convertible Debenture (together, the “Debentures”), and/or trigger certain adjustments to the conversion prices of the Debentures or to the exercise prices of warrants held by Alpha and/or by other persons. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding the Debentures.

Servicing our debt will require a significant amount of cash, and we do not expect to have sufficient cash flow from our business to pay this debt.

Our ability to make payments to Alpha of principal or interest on the Debentures or to make any potential prepayments for the Debentures, to the extent applicable, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our cash resources currently on hand, plus any anticipated near-term cash flow from operations or dispositions, would not be sufficient to service our indebtedness and/or to make necessary expenditures.

In December 2022, we entered into a Securities Purchase Agreement with Alpha and in exchange for $3,000,000 in cash (less $50,000 for expense reimbursement) issued to Alpha our 8% Senior Convertible Debenture with an original face amount of $3,300,000 due on December 22, 2025 (the “2022 Debenture”), plus 2,500,000 common stock warrants exercisable (from June 22, 2023 through June 22, 2028) at $1.65 per share. Commencing June 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) December 22, 2025 and (ii) the full redemption of the 2022 Debenture (each such date, a “Monthly Redemption Date”), we must redeem $110,000 plus accrued but unpaid interest, liquidated damages and any amounts then owing under the 2022 Debenture (the “Monthly Redemption Amount”). The Monthly Redemption Amount must be paid in cash; provided that after the first two monthly redemptions, we may (if the Equity Conditions, as defined in the 2022 Debenture, are then satisfied or have been waived) elect to pay all or a portion of a Monthly Redemption Amount in shares of our common stock, based on a conversion price equal to the lesser of (i) the then applicable conversion price of the 2022 Debenture and (ii) 85% of the average of the VWAPs (as defined in the 2022 Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date.

The 2022 Debenture accrues interest at the rate of 8% per annum, which began accruing on December 1, 2023, and will be payable on a quarterly basis. Interest may be paid in cash or shares of common stock or a combination thereof at our option; provided that the Equity Conditions have been satisfied.

Alpha has waived the Equity Conditions for certain Monthly Redemption Amounts, but Alpha is not required to continue such waivers beyond May 2024. For the foreseeable future, we do not expect to be able to satisfy the Equity Conditions; as a result, where there is no waiver of the Equity Conditions we would not have the opportunity to make 2022 Debenture payments in the form of stock rather than in the form of cash, even for types of payments for which payment in the form of stock would have been allowed.

The 2022 Debenture is convertible into our common stock at any time at the holder’s option; the conversion price was originally $1.32 but pursuant to a Securities Purchase Agreement amendment in December 2023 it was reduced to $0.73 and then in February 2024 it was adjusted downward to $0.26 per share by virtue of the operation of a “ratchet” antidilution provision. (The exercise price of the warrants issued with the 2022 Debenture was originally $1.65 but pursuant to a Securities Purchase Agreement amendment in December 2023 it was reduced to $0.73 and then in February 2024 it was adjusted downward to $0.26 per share by virtue of the operation of a “ratchet” antidilution provision.)

Other than the Monthly Redemption Amounts, the 2022 Debenture does not call for scheduled payments of principal before the scheduled maturity date.

Both the 2022 Debenture and the accompanying warrants provide for “ratchet” antidilution adjustments to their conversion price and exercise price.

Both the 2022 Debenture and the accompanying warrants include a beneficial ownership blocker of 9.99%, which may only be waived by Alpha upon 61 days’ notice to the Company.

We granted Alpha resale registration rights for the common shares underlying the 2022 Debenture and the accompanying warrants.

The December 2023 amendment of the 2022 Debenture conversion price (and the accompanying warrants’ exercise price) to be $0.73 per share resulted in the 2022 Debenture’s then current $1,528,922 principal amount thereof becoming convertible into 2,094,414 shares of Company common stock (as opposed to the 1,158,274 shares into which such outstanding principal amount was convertible pre-adjustment). Also, the December 2023 amendment triggered a “ratchet” antidilution adjustment in the Company’s outstanding “exploding” “Series C Warrants,” resulting in such Series C Warrants becoming exercisable for 455,623 common shares (at an exercise price of $0.73 per share), as opposed to the 251,971 common shares into which such outstanding Series C Warrants would have been exercisable (at $1.32 per share) pre-adjustment. Finally, the $0.73 price triggered a “ratchet” antidilution adjustment in the exercise price of other outstanding Company common stock warrants, including 7,048 warrants held by Alpha and 67,620 warrants held by other persons, which were previously exercisable at $1.32 per share.

In February 2024, we entered into a Securities Purchase Agreement with Alpha and in exchange for $500,000 in cash (less $25,000 for expense reimbursement) issued to Alpha an 8% Convertible Debenture with a face amount of $550,000 due on December 31, 2024 (the “2024 Debenture”), plus 900,016 5-year common stock warrants exercisable at $0.26 per share. In addition, per this Securities Purchase Agreement Alpha obtained an option to purchase additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 1,800,032 additional warrants), which would (if and when Alpha exercises such option) provide us up to an additional $1.0 million in cash proceeds (less expense reimbursement, and not including any possible cash proceeds from any future exercise of the additional warrants). This option is valid through July 1, 2024.

The 2024 Debenture has a maturity date of December 31, 2024 and is convertible, at any time, and from time to time, at Alpha’s option, into shares of our common stock, at $0.6111 per share. The 2024 Debenture does not call for scheduled payments of principal or interest before the scheduled maturity date. Interest on the 2024 Debenture accrues on its outstanding principal balance at the rate of 8% per annum.

Both the 2024 Debenture and the accompanying warrants provide for “ratchet” antidilution adjustments to the Conversion Price and Exercise Price.

Both the 2024 Debenture and the accompanying warrants include a beneficial ownership blocker of 9.99%, which may only be waived by Alpha upon 61 days’ notice to the Company.

We granted Alpha “piggyback” registration rights for the common shares underlying the 2024 Debenture and the accompanying warrants.

The $0.26 exercise price of the warrants issued with the 2024 Debenture triggered a “ratchet” antidilution adjustment in the 2022 Debenture, resulting in the then current $1,198,922 principal amount thereof becoming convertible into 4,611,238 shares of Company common stock (as opposed to the 1,642,359 shares into which such outstanding principal amount were convertible pre-adjustment). Also, the $0.26 exercise price of the warrants issued with the 2024 Debenture triggered a “ratchet” antidilution adjustment in the Company’s outstanding “exploding” “Series C Warrants,” resulting in such Series C Warrants becoming exercisable for 1,279,261 common shares (at an exercise price of $0.26 per share), as opposed to the 455,623 common shares into which such outstanding Series C Warrants would have been exercisable (at $0.73 per share) pre-adjustment. Finally, the $0.26 exercise price of the Warrant would trigger a “ratchet” antidilution adjustment in the exercise price of other outstanding Company common stock warrants, including 2,507,048 warrants held by Alpha and 67,620 warrants held by other persons, all of which were previously exercisable at $0.73 per share.

If we continue to lack cash resources sufficient to service our indebtedness, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, which would materially and adversely impact our business, financial condition and operating results or even put us out of business.

Risks Related to Our Product Pipeline

Our product candidates are still in the early stages of development. Although we have begun Phase 1a clinical trials for QN-302, we might be unable to obtain further regulatory approval for QN-302 or any other drug candidate. We may never obtain marketing approval for any of our drug candidates.

We are still early in our Pan-RAS development efforts and have not yet sought approval for, or begun enrollment, in any clinical trials evaluating Pan-RAS. There can be no assurance that any of our drug product candidates will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate revenues from our drug product candidates will depend on the successful development and eventual commercialization of such drug candidates. The success of these products will depend on several factors, including the following:

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

Many of these factors are beyond our control, and it is possible that none of our drug candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates. For example, our business could be harmed if results of the clinical trials of QN-302, Pan-RAS or any other drug candidates vary adversely from our expectations.

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug product candidates.

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

We may experience numerous unforeseen events that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates, including:

●	we may not be able to obtain enough capital to begin clinical trials ort to complete any already-begun clinical trials, or to complete any necessary preclinical studies;

●	regulators or IRBs or ECs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	clinical trials for our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay clinical trials or abandon product development programs;

●	the number of patients required for clinical trials for our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than we anticipate;

●	competition for clinical trial participants from investigational and approved therapies may make it more difficult to enroll patients in our clinical trials;

●	our third-party contractors may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;

●	we may have to suspend or terminate clinical trials for our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	our drug candidates may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs/ECs to suspend or terminate the trials;

●	the cost of clinical trials for our drug candidates may be greater than we anticipate; and

●	the supply or quality of our drug candidates, or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials.

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

Any delays in the commencement or completion, or termination or suspension, of our current clinical trial or our future clinical trials, if any, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials of a drug candidate, we must submit the results of preclinical studies to the FDA along with other information as part of an IND application or similar regulatory filing, and the FDA (or corresponding foreign regulatory body) must approve the application.

Before obtaining marketing approval from the FDA for the sale of QN-302, Pan-RAS or any other future drug candidate, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. The FDA may require us to conduct additional preclinical studies for any drug candidate before it allows us to initiate clinical trials under any IND application, which may lead to additional delays and increase the costs of our preclinical development programs.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	our ability to pay for the costs and expenses for the clinical trials;

●	the FDA disagreeing as to the design or implementation of our clinical trials or with our recommended dose for any of our pipeline programs;

●	obtaining FDA authorization to commence a trial or reaching a consensus with the FDA on trial design;

●	obtaining approval from one or more IRBs/ECs;

●	IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	changes to clinical trial protocol;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	failing to manufacture or obtain sufficient quantities of drug candidate, or, if applicable, combination therapies for use in clinical trials;

●	patients failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;

●	patients choosing an alternative treatment, or participating in competing clinical trials;

●	lack of adequate funding to continue the clinical trial;

●	patients experiencing severe or unexpected drug-related adverse effects;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

●	selecting or being required to use clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

●	a facility manufacturing our drug candidates, or any of their components, including without limitation, our own facilities being ordered by the FDA to temporarily or permanently shut down due to violations of cGMP, regulations or other applicable requirements, or infections or cross-contaminations in the manufacturing process;

●	lack of stability of our clinical trial material or any quality issues that arise with the clinical trial material;

●	any changes to our manufacturing process that may be necessary or desired;

●	Our, or our third-party contractors, not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical trial protocol; or

●	any third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

We may not be able to initiate or continue our ongoing or planned clinical trials for our products if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have ongoing clinical trials for products that would treat the same patients as QN-302 or Pan-RAS, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ products. In addition, introduction of new drugs or devices to the marketplace may have an effect on the number of patients available or timing of the availability of the patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

Adverse side effects or other safety risks associated with our drug product candidates could delay or preclude approval, cause us to suspend or discontinue any clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.

Results of our current and planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our products could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons.

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

The development and commercialization of pharmaceutical and device products are subject to extensive regulation, and we may not obtain regulatory approvals for any product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to drug product candidates such as ours are subject to extensive regulation.

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

We are dependent on third parties to conduct our planned preclinical studies and clinical trials of our drug product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. We have relied heavily on UofL for preclinical studies related to Pan-RAS, and we expect to rely heavily on CROs and sponsored academic researchers for any further preclinical studies. As to any clinical trials, we expect to rely on CROs, sponsored academic researchers, clinical investigators and/or consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, including GCP, requirements, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities.

There is no guarantee that any such CROs, clinical trial investigators and/or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If one of our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our drug product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

We rely, and expect to continue to rely, on third parties for the manufacture of our products for preclinical and any clinical testing, as well as for future commercial manufacture if any of our product candidates obtain regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for QN-302 or Pan-RAS.

We will need to seek and enter into out-licenses or collaborations with third parties for the development and commercialization of our products, resulting in a limitation of our upside potential.

We expect that we will need third-party out-licensees or collaborators for the development and commercialization of our products.

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

Any out-license or collaboration will necessarily result in a sharing of economics with the out licensee or collaborator, which might otherwise have been captured by us directly.

Risks Related to our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for our therapeutic product candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our product candidates successfully may be adversely affected.

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

Moreover, depending on the terms of any license agreements to which we may become a party, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain or defend the patents, covering technology licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates. Our licensors have not filed patent applications in every jurisdiction, and some filings are only pending in the United States.

Moreover, because the issuance of a patent, although presumptive, is not conclusive as to its inventorship, scope, validity or enforceability, our licensors’ patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in the patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products and technologies or limit the duration of the patent protection of our products and technologies. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

Our licensors’ pending and future patent applications may not result in patents being issued that protect our product candidates and technologies, in whole or in part, or that effectively prevent others from commercializing competitive products and technologies. Even if the patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors and other third parties may be able to circumvent our licensors’ patents by developing similar or alternative products or technologies in a non-infringing manner. Our competitors and other third parties may also seek approval to market their own products and technologies similar to or otherwise competitive with our products and technologies. Alternatively, our competitors or other third parties may seek to market generic versions of any approved products by submitting abbreviated NDAs to the FDA during which process they may claim that patents owned by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our licensors’ patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our licensors’ patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have in-licensed valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

The term of our in-licensed patents may be inadequate to protect our competitive position on our products.

Given the amount of time required for the development, testing and regulatory review of drug candidates, our in-licensed patents protecting such candidates might expire before or shortly after such candidates are commercialized. In such an event (and if we are unable to obtain patent term extension or the term of any such extension is less than we request), our competitors and other third parties may be able to obtain approval of competing products following patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Generic competition usually results in serious price erosion for the original drug brand.

Risks Related to Employee Matters, Potential Dilution, Stock Price Variability and Other Risks Related to Our Business

Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel.

We are highly dependent on Michael Poirier, our Chief Executive Officer and Chairman, and Christopher Lotz, our Vice President and Chief Financial Officer. In addition, the rest of our team has been sharply reduced due to rightsizing, voluntary departures and the disposition of our Qualigen, Inc. diagnostics-products subsidiary – we currently have only two other employees.

Our ability to compete depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, clinical, regulatory, manufacturing and management skills and experience. We may not be able to attract or retain qualified personnel in the future. Many of the companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors (as well as our own limited resources) may limit our ability to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.

We will need to rebuild our development and regulatory teams.

Due to rightsizing, voluntary departures and the disposition of Qualigen, Inc. and our former FastPack®products business, we currently have only four employees. Although we outsource many drug development functions and may choose to continue to do so in the future, we expect that (resources allowing) to recruit and retain more employees in all areas, and particularly in the areas of clinical development, clinical operations, and regulatory affairs (and maybe, longer-term, in areas such as manufacturing, sales, marketing and distribution). We will also need to implement and improve our managerial, operational and financial systems, and obtain stage-appropriate facilities. We do not currently have the cash resources needed for any of the above.

We currently rely, and for the foreseeable future will continue to rely, in substantial part, on certain third-party contract research organizations and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials. We cannot assure that the services of such third-party contract research organizations and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated. We cannot assure that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

Our minority-interest investment in NanoSynex is illiquid and has many risks associated with it.

Our investment in NanoSynex has been reduced to a 39% equity interest and has a number of risks associated with it, including, among others, the following:

●	a history of operating losses, with no assurance of future revenues or operating profits;

●	uncertainty as to the availability to NanoSynex of the cash resources it needs to execute its plans;

●	technological risk;

●	our inability, now that we are no longer a majority shareholder of NanoSynex, to control or veto NanoSynex’s decisions;

●	risks associated with the development of medical devices and NanoSynex’s ability to obtain the necessary regulatory approvals for the development and commercialization of its antimicrobial susceptibility test platform;

●	very limited manufacturing, marketing, distribution and sales capabilities;

●	competition from both public and private companies and academic collaborators, many of which have significantly greater experience and financial resources;

●	acceptance by life sciences research and diagnostic communities is not assured;

●	commercial development of its antimicrobial susceptibility test platform is not assured;

●	an inability to manufacture, market or sell its proposed products if it is unsuccessful in entering into strategic alliances or joint ventures with third parties; and

●	risks related to the political, economic and military conditions in Israel.

In addition, NanoSynex is a privately-held company and its shares are illiquid, which means that we could not readily obtain cash in exchange for some or all of our equity interest. We no longer hold any NanoSynex debt instruments.

Our reported financial condition may fluctuate significantly from quarter to quarter and year to year, which makes them difficult to predict or understand.

We expect our financial condition and results of operations to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not blindly rely upon the results of any quarterly or annual periods as indications of future financial status or operating performance. Other investors may, however, attach undue significance to reported results which are heavily influenced by such distortions and variability, which in turn could cause our stock price to rise or fall despite there being no corresponding change in our prospects or position as a practical matter.

We have a substantial amount of derivative securities outstanding.

As of December 31, 2023 there were 398,924 stock options outstanding under our equity incentive plans, 3,081,717 outstanding warrants, and 1,943,729 shares issuable upon voluntary conversion of principal amount of the 2022 Debenture issued to Alpha. (At December 31, 2023, such principal amount was $1,418,922) Due to antidilution adjustments occurring as a result of the 2024 Debenture transaction in February 2024, the outstanding principal balance of the 2022 Debenture (which at March 25, 2024 was $1,088,922) is now convertible upon voluntary conversions into 4,188,162 shares; and in addition the 2024 Debenture’s principal amount is convertible upon voluntary conversions into 900,016 shares, and the warrants issued with the 2024 Debenture are exercisable for 900,016 shares.

The 2022 and 2024 Debentures issued to Alpha are convertible, at any time, and from time to time, at Alpha’s option, into shares of our common stock, subject to the terms and conditions described in the Debentures. Currently the conversion price for such optional conversions is $0.26 per share for the 2022 Debenture and $0.6111 per share for the 2024 Debenture. Furthermore, subject to certain terms and conditions described in the 2022 Debenture, we may elect to pay all or a portion of the Monthly Redemption Amount and/or interest required by the 2022 Debenture in shares of our common stock.

The issuance of shares upon the exercise or conversion of outstanding stock options, warrants and the Debentures (or our election to pay amounts owed under the Debentures in shares of our common stock) could result in significant dilution to the holders of our existing outstanding common stock.

We rely significantly upon information technology, and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively and result in a material disruption of our product development programs.

We utilize information technology systems to transmit and store information, including sensitive personal information and proprietary or confidential information, and otherwise to support our business and process. In the future, our systems may prove inadequate to our business needs and necessary upgrades may not operate as designed, which could result in excessive costs or disruptions in portions of our business. In particular, any disruptions, delays or deficiencies from our enterprise resource planning systems could adversely affect our ability to, among other matters, process orders, procure supplies, manufacture and ship products, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

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

We are located in southern California and are subject to risks posed by natural disasters, including wildfires, earthquakes and severe weather that may interfere with our operations. Extreme weather events and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that damaged critical infrastructure, such as the facilities of our third-party clinical sites or contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2022 (the “2022 audit”), our management determined that the material weakness identified in connection with the 2021 audit had not been fully remediated and resulted in adjustments to the accounting treatment related to convertible debt, the business combination and goodwill impairment during the 2022 audit, which resulted in the late filing of the 2022 Annual Report.

In connection with the audit of our financial statements as of and for the year ended December 31, 2023, our management identified material weaknesses in our internal control over financial reporting related to limited accounting personnel and resources resulting in lack of segregation of duties, and to the fact that we have not designed and implemented effective Information Technology General Controls related to access controls to financing accounting systems.

We intend to continue to take steps to enhance our internal controls, including implementing additional internal procedures and utilizing well-established external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements.

If we are unable to remediate the material weaknesses and achieve and maintain effective internal control over financial reporting and effective disclosure controls, our business could be adversely affected.

Our right to use our “shelf” Form S-3 registration statement is sharply limited.

We filed a Form S-3 “shelf” registration statement with the SEC for the issuance of up to $150,000,000 of securities, and the SEC declared the registration statement effective on August 5, 2022. However, due to the “baby shelf” rules adopted by the SEC, the maximum amount of securities we can sell under this registration is now limited to one-third of our public float. Because our public float is very modest (e.g., $2.9 million at December 31, 2023), the maximum amount we could sell using this registration statement was under $1.0 million at that time. Therefore, the registration statement no longer constitutes an important tool for accessing the public markets to satisfy our needs for capital.

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

On April 20, 2023, we received a notification letter from the Listing Qualifications Department of Nasdaq indicating that, as a result of our delay in filing the 2022 Annual Report, we were not in compliance with the timely filing requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The notification letter had no immediate effect on the listing or trading of our common stock on the Nasdaq Capital Market. On May 2, 2023, the Company filed the Form 10-K with the SEC and was subsequently notified by Nasdaq on May 4, 2023 that it had regained compliance with Nasdaq’s listing rule 5250(c)(1) as a result thereof and that the matter was closed.

On November 20, 2023, we received a letter (the “Bid Price Deficiency Notice”) from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Bid Price Deficiency Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until May 20, 2024 to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

In the event the Company is not in compliance with the Minimum Bid Price Requirement by May 20, 2024, the Company may be afforded a second 180 calendar day grace period.

The Company intends to actively monitor the bid price for its common stock between now and May 20, 2024 and will consider available options to regain compliance with the Minimum Bid Price Requirement.

On November 21, 2023, the Company also received a letter (the “Equity Deficiency Letter”) from Nasdaq notifying the Company that, based on the Company’s stockholders’ deficit of ($1,640,552) as of September 30, 2023, as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million (the “Minimum Stockholders’ Equity Requirement”), or the alternative criteria of $35 million market value of listed securities or $500,000 in net income from continuing operations in the most recent fiscal year or two or the last three fiscal years—which alternatives, as noted in the Equity Deficiency Letter, the Company does not meet. The Company was given until January 5, 2024 to provide Nasdaq with a specific plan (the “Compliance Plan”) to achieve and sustain compliance with the Minimum Stockholders’ Equity Requirement or its alternatives. If the Company’s Compliance Plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Equity Deficiency Letter for the Company to evidence compliance.

The Company submitted a Compliance Plan to Nasdaq on January 5, 2024 to regain compliance with the Nasdaq Listing Rules. The Compliance Plan was accepted by Nasdaq and the Company was granted an extension of up to 180 calendar days from the date of the Equity Deficiency Letter (i.e., until May 20, 2024) for the Company to evidence compliance. If the Company does not regain compliance within the requisite time period, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s securities will become subject to delisting, which delisting determination the Company has the right to appeal.

If we are unable to maintain compliance with Nasdaq’s continued listing requirements, and in the event of a delisting, we would take action to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s other listing requirements.

Losing our Nasdaq other listing would seriously harm us, by undermining our ability to raise capital and decreasing our attractiveness to possible merger partners.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Our processes for assessing, identifying, and managing material risks from cybersecurity threats are not advanced. None of our personnel are trained specialists in cybersecurity; we rely on off-the-shelf” security software. We have not conducted employee training regarding cybersecurity or conducted internal tests or simulations. Nonetheless, we believe that, due to the nature and status of our business, our cybersecurity position is currently satisfactory for our situation. We do not believe that cybersecurity risks have materially affected (or are reasonably likely to materially affect) us.

We have only four employees and so disclosure of cybersecurity events to management would occur organically, or would in the first instance be observed by management.

For information of ours which resides on our CROs’ computer systems, we rely on the CROs’ own cybersecurity processes and systems.

Item 2. Properties.

None. The lease for our previous operating facilities at 2042 Corte Del Nogal, Carlsbad, California had been in the name of our subsidiary Qualigen, Inc. We sold Qualigen, Inc. in 2023 and the Company has no responsibility for the lease going forward. The Company had also utilized such facility (in addition to Qualigen, Inc.’s use), but now has removed from it. The Company is currently essentially “virtual.”

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed and traded on the Nasdaq Capital Market under the symbol “QLGN” since May 26, 2020.

Holders

As of March 25, 2024, there were 287 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sales of Unregistered Securities

No further disclosure is required in response to this Item.

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

Overview

We are an early-clinical-stage therapeutics company focused on developing treatments for adult and pediatric cancer. Our business now consists of one early-clinical-stage therapeutic program (QN-302) and one preclinical therapeutic program (Pan-RAS).

Our lead program, QN-302, is an investigational small molecule G-quadruplexes (G4)-selective transcription inhibitor with strong binding affinity to G4s prevalent in cancer cells (such as pancreatic cancer). Such binding could, by stabilizing the G4s against DNA “unwinding,” help inhibit cancer cell proliferation. QN-302 is currently undergoing a Phase 1a clinical trial at START Midwest in Grand Rapids, Michigan, and HonorHealth in Scottsdale, Arizona.

Our Pan-RAS program, which is currently at the preclinical stage, consists of a family of RAS oncogene protein-protein interaction inhibitor small molecules believed to inhibit or block mutated RAS genes’ proteins from binding to their effector proteins thereby leaving the proteins from the mutated RAS unable to cause further harm. In theory, such mechanism of action may be effective in the treatment of about one quarter of all cancers, including certain forms of pancreatic, colorectal, and lung cancers. The investigational compounds within our Pan-RAS portfolio are designed to suppress the interaction of endogenous RAS with c-RAF, upstream of the KRAS, HRAS and NRAS effector pathways.

On November 23, 2022, we effected a 1-for-10, reverse stock split of our outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduced our shares of outstanding common stock, stock options, and warrants to purchase shares of our common stock. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of fractional shares was paid to stockholders. All share and per share data for all periods presented in this Annual Report on Form 10-K have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

We do not expect to be profitable before products from our therapeutics pipeline are commercialized. To experience losses while therapeutic products are still under development is, of course, typical for biotechnology companies.

Recent Developments

Phase 1 Clinical Trial of QN-302

On August 1, 2023, we announced that the FDA has cleared our IND application for QN-302. Based on this clearance, we chose Translational Drug Development, LLC (“TD2”) to serve as our contract research organization to conduct a Phase 1 clinical trial in patients with advanced or metastatic solid tumors. The Phase 1 trial (NCT06086522) is designed as a multicenter, open-label, dose escalation, safety, pharmacokinetic, and pharmacodynamic study with dose expansion to evaluate safety, tolerability, and antitumor activity of QN-302 in patients with advanced solid tumors that have not responded to or that have recurred following treatment with available therapies. On November 7, 2023, we announced that the first patient had been enrolled and dosed in the dose escalation (Phase 1a) portion of the study. Subject to available funding (which is, however, not all currently in hand), we anticipate that Phase 1a of the trial can be completed by the end of 2024. The exact number of patients to be enrolled in the trial will depend on the observed safety profile, which will determine the number of patients per dose level, as well as the number of dose escalations required to meet the Maximum Tolerated Dose (“MTD”). Once the MTD has been established in dose escalation, dose expansion will begin.

Sale of Diagnostics Business

On July 20, 2023, we sold all of the issued and outstanding shares of common stock of Qualigen, Inc., a wholly-owned subsidiary and the legal entity operating our FastPack™ diagnostic business, to Chembio Diagnostics, Inc. (“Chembio”), a subsidiary of Biosynex, S.A. As consideration for the shares of Qualigen, Inc., we received cash payments of approximately $4.9 million, which payment is subject to post-closing adjustments. An additional $450,000 was delivered by Chembio to an escrow account to satisfy our indemnification obligations. Any amounts remaining in the escrow account that have not been offset or reserved for claims will be released to us within five business days following January 20, 2025. Following the consummation of the transaction, Qualigen, Inc. became a wholly-owned subsidiary of Chembio.

Amendment and Settlement Agreement with NanoSynex Ltd.

On July 20, 2023, we entered into and effectuated the NanoSynex Amendment, by which we agreed to, among other things, forfeit 281,000 Series B Preferred Shares of NanoSynex held by us, resulting in our ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the voting equity of NanoSynex. In addition, we agreed to cancel approximately $3.0 million of promissory notes which NanoSynex had issued to us under the NanoSynex Funding Agreement, relieving NanoSynex of any repayment obligations to us with respect to such notes. The NanoSynex Amendment superseded any NanoSynex Funding Agreement obligations to provide funding to NanoSynex, except we agreed to provide future loans as follows: (i) $560,000 on or before November 30, 2023, and (ii) $670,000 on or before March 31, 2024. However, on November 22, 2023, in full settlement of any additional funding obligations to NanoSynex, we forfeited certain of our shares of Series A-1 Preferred Stock of NanoSynex in an amount that reduced our ownership in NanoSynex from approximately 49.97% to 39.90%. Accordingly, NanoSynex was deconsolidated from our financial statements as of July 20, 2023, and is reported as Discontinued Operations in this Annual Report. Our investment in NanoSynex will be accounted for in the future as an equity method investment.

Critical Accounting Policies and Estimates

Our consolidated financial statements historically have not separated our diagnostics-related activities from our therapeutics-related activities. All of our historically reported revenue was diagnostics-related. Before the third quarter of 2023, our reported expenses represented the total of our diagnostics-related and therapeutics-related expenses. In this Annual Report, all diagnostics-related revenues and expenses have been reclassified to discontinued operations (See Note 5 - Discontinued Operations).

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

●	Research and development

●	Discontinued operations

●	Impairment of long-lived assets

●	Business combinations

●	Derivative financial instruments and warrant liabilities

●	Stock-based compensation

●	Income taxes

Warrant Liabilities

In 2004, Qualigen, Inc. issued Series C preferred stock warrants to investors and brokers in connection with a private placement. These warrants were subsequently extended and survived the May 2020 Ritter reverse recapitalization transaction and are now exercisable for Qualigen Therapeutics common stock. These warrants contain a provision that if the Company issues shares (except in certain defined scenarios) at a price below the warrants’ exercise price, the exercise price will be re-set to such new price and the number of shares underlying the warrants will be increased in the same proportion as the exercise price decrease. For accounting purposes, such warrants give rise to warrant liabilities. Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our Consolidated Balance Sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our Consolidated Statements of Operations. The estimated fair value of these warrant liabilities was approximately $0.1 million and $3.6 million at December 31, 2023 and 2022, respectively. There were 455,623 of these warrants outstanding at December 31, 2023 and 1,349,571 of these warrants outstanding at December 31, 2022.

Because the fair value of the above liability classified warrants will be determined each quarter on a “mark-to-market” basis , significant variability in our future quarterly and annual Consolidated Statement of Operations and Consolidated Balance Sheets could occur based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in an increase in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a decrease in the fair value of the warrant liabilities.

On December 22, 2022, as part of the 2022 Debenture financing, we issued to Alpha a common stock warrant (exercisable from June 22, 2023 through June 22, 2028) to purchase 2,500,000 shares of our common stock. The exercise price of the warrant was modified from $1.65 to $0.73 on December 5, 2023, and was further modified to $0.26 on February 27, 2024. The warrant may be exercised by Alpha, in whole or in part before June 22, 2028. The warrant was originally liability classified, but was modified on December 5, 2023 to allow for equity classification. The estimated fair value of this warrant upon reclassification from warrant liabilities to equity was approximately $1.6 million and the estimated fair value of this warrant which was included in warrant liabilities-related party on December 31, 2022 was approximately $2.8 million.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	For the Years Ended December 31,
	2023	2022
EXPENSES
General and administrative	$6,095,607	10,274,600
Research and development	5,209,250	4,486,120
Total expenses	11,304,857	14,760,720

LOSS FROM OPERATIONS	(11,304,857)	(14,760,720)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(2,035,469)	(907,203)
Interest expense, net	1,524,722	34,397
Loss on voluntary conversion of convertible debt	1,077,287	—
Loss on debt extinguishment	625,653	—
Loss on fixed asset disposal	21,747	—
Other income, net	(38,994)
Total other expense (income), net	1,174,946	(872,806)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(12,479,803)	(13,887,914)

(BENEFIT) PROVISION FOR INCOME TAXES	(4,793)	6,548

NET LOSS FROM CONTINUING OPERATIONS	(12,475,010)	(13,894,462)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	(683,008)	(7,140,181)
Loss on disposal of discontinued operations, net of tax	(602,232)	—
LOSS FROM DISCONTINUED OPERATIONS	(1,285,240)	(7,140,181)

NET LOSS	(13,760,250)	(21,034,643)

Net loss attributable to non-controlling interest from discontinued operations	(343,038)	(2,394,100)

Net loss attributable to Qualigen Therapeutics, Inc.	$(13,417,212)	$(18,640,543)

Net loss per common share, basic and diluted - continuing operations	$(2.46)	$(3.62)
Net loss per common share, basic and diluted - discontinued operations	$(0.19)	$(1.24)
Weighted—average number of shares outstanding, basic and diluted	5,072,709	3,840,340

Other comprehensive loss, net of tax
Net loss	$(13,760,250)	$(21,034,643)
Foreign currency translation adjustment from discontinued operations	119,473	50,721
Other comprehensive loss	(13,640,777)	(20,983,922)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	(304,735)	(2,394,100)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(13,336,042)	$(18,589,822)

Expenses

General and Administrative Expenses

General and administrative expenses decreased from $10.3 million for the year ended December 31, 2022 to $6.1 million for the year ended December 31, 2023. This decrease was due to a $3.8 million decrease in stock-based compensation expense, a $0.4 million decrease in payroll related expenses, a $0.3 million decrease in insurance expenses, and a $0.2 million decrease in license fees, offset by an increase of $0.5 million in professional fees. (The foregoing comparison, and all other comparisons presented in this Item, exclude Qualigen, Inc. and NanoSynex, Ltd. results for both years.)

Research and Development Costs

Research and development expenses increased from $4.5 million for the year ended December 31, 2022 to approximately $5.2 million for year ended December 31, 2023. This increase in research and development expenses for the year ended December 31, 2023 compared to for the year ended December 31, 2022 was primarily due to a $2.1 million increase in pre-clinical and clinical research costs for QN-302, offset by a $1.0 million decrease in pre-clinical research costs for QN-247 a $0.3 million decrease in preclinical research costs for Pan-RAS, and a $0.1 million decrease in preclinical research costs for QN-165.

Other Expense (Income)

Change in Fair Value of Warrant Liabilities

During the year ended December 31, 2023 we experienced a $2.0 million gain in other income because of the change in fair value of the warrant liabilities arising from our liability classified warrants described above. The estimated fair value of these warrant liabilities decreased to $0.1 million as of December 31, 2023 from $3.6 million as of December 31, 2022 due to a reduction in fair value of the warrant liabilities resulting from an associated decrease in the market price of our common stock, and the reclassification at fair value of a liability classified warrant to equity of $1.6 million. For the year ended December 31, 2022, the gain on change in fair value of warrant liabilities was $0.9 million due to an associated decrease in the market price of our common stock. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

The remaining liability classified warrants expire on June 26, 2024. Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to, until then, continue to result in variability in our future quarterly Consolidated Statements of Operations based on unpredictable changes in our public market common stock price and the number of warrants outstanding at the end of each quarter.

Interest (Income) Expense, Net

There was $1.5 million in net interest expense during the year ended December 31, 2023 compared to net interest income of $34,000 during the year ended December 31, 2022. The increase was due to the interest on the 2022 Debenture.

Loss on Voluntary Conversion of Convertible Debt

During the year ended December 31, 2023 we issued 841,726 shares of common stock upon Alpha’s partial voluntary conversion of the 2022 Debenture at $1.32 per share for a total of $1,111,078 principal converted. Upon conversion, we recognized a loss on voluntary conversion of convertible debt of approximately $1.1 million.

Loss on Debt Extinguishment

During the year ended December 31, 2023, we issued 309,665 shares of common stock in lieu of cash for the October and December 2023 monthly redemptions, for a total of $220,000 principal redeemed, pursuant to the terms of the 2022 Debenture at a weighted average share price of $0.71. Upon redemption in shares, we recognized a loss on partial debt extinguishment of $34,315. The modification of the 2022 Debenture during the year ended December 31, 2023 met the criteria to be accounted for as a debt extinguishment in the amount of $591,338. Accordingly, we recognized an additional loss on partial debt extinguishment of that amount.

Loss on Fixed Asset Disposal

During the year ended December 31, 2023, we incurred a $21,747 loss on fixed asset disposal due to disposal of research and development equipment previously used for QN-165.

Liquidity and Going Concern

Our financial position is weak. As of December 31, 2023, we had approximately $0.4 million in cash and net accounts payable of over $2.2 million. We are in arrears on accounts payable to important partners. We have incurred recurring losses from operations and have an accumulated deficit of $116.8 million at December 31, 2023. We expect to continue to incur losses subsequent to the consolidated balance sheet date of December 31, 2023. For the years ended December 31, 2023 and 2022, we used cash of $10.3 million and $13.2 million, respectively, in operations. We sold our Qualigen, Inc. FastPack® diagnostics products business in 2023.

On February 26, 2024, we entered into a Securities Purchase Agreement (“Agreement”) with Alpha. The transactions contemplated by the Agreement closed on February 27, 2024, at which time we delivered to Alpha a new Debenture and warrant, as described in this paragraph, and Alpha paid the Company a cash purchase price of $500,000 (less expenses). Pursuant to the Agreement, we issued to Alpha an 8% Convertible Debenture (the “2024 Debenture”) in the principal amount of $550,000. The 2024 Debenture has a maturity date of December 31, 2024 and is convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at $0.6111 per share, subject to adjustment as described in the 2024 Debenture. The 2024 Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. Pursuant to the terms of the Agreement, we also issued to Alpha a 5-year common stock purchase warrant to purchase (at $0.26 per share) 900,016 shares of common stock of the Company. We also granted to Alpha an option, exercisable until July 1, 2024, to purchase from us additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 1,800,032 additional warrants), which would (if and when Alpha exercises such option) provide us up to an additional $1.0 million in cash proceeds (less expense reimbursement, and not including any possible cash proceeds from any future exercise of the additional warrants).

We currently expect our cash balances to fund operations only into the second quarter of 2024. We expect to continue to have net losses and negative cash flow from operations, which will challenge our liquidity. These factors raise substantial doubt regarding our ability to continue as a going concern for the one-year period following the date that the financial statements in this Annual Report were issued.

There is no assurance that we will ever achieve profitable operations, or, if achieved, could be sustained on a continuing basis. In order to fully execute our business plan, we will require significant additional financing for planned research and development activities, capital expenditures, QN-302 clinical trials, and preclinical development of Pan-RAS, as well as commercialization activities.

Historically, our principal sources of cash have, in addition to revenue from FastPack product sales and license revenues (see Note 5 - Discontinued Operations), included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. In December 2022 and February 2024 we raised approximately $3.0 million and $0.5 million, respectively from the sale of convertible debentures to Alpha. There can be no assurance that further financing can be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, and we could be unable to continue operations.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through third-party funding, commercialization, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. In addition, any future financing (depending on the terms and conditions) may be subject to the approval of Alpha under the terms of the Debentures and/or trigger certain adjustments to the Debentures or warrants held by Alpha.

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

Our current liabilities at December 31, 2023 include $2.2 million of accounts payable, $0.6 million of accrued expenses and other current liabilities, $0.1 million in warrant liabilities, and $1.3 million of convertible debt to a related party.

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

We have multiple license and sponsored research agreements with ULRF. Under these agreements, we have taken over development, regulatory approval and commercialization of various drug compounds from ULRF and are responsible for maintenance of the related intellectual property portfolio. We agreed to reimburse ULRF for sponsored research expenses of up to $2.7 million and prior patent costs of up to $112,000 for Pan-RAS. As of December 31, 2023, there were no remaining un-expensed amounts under this sponsored research agreement for Pan-RAS. Under the terms of these agreements, we are required to make patent maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, but we will be required to pay ULRF a percentage of any sublicense income.

We previously had sponsored research agreements with ULRF for QN-247 and QN-165. As of December 31, 2023, there were no remaining un-expensed amounts under these sponsored research agreements and the agreements were terminated effective August 31, 2022, and November 30, 2021 respectively.

On January 13, 2022, we entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) We are further developing the program’s lead compound under the name QN-302. The License Agreement requires (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments, and sharing of a percentage of any non-royalty sublicensing consideration paid to the Company. In November 2023, we became obligated to pay $100,000 to UCL Business Limited upon the first patient dosing of QN-302, which is included in accounts payable in our consolidated balance sheet.

Alpha Convertible Debt

On December 22, 2022, pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022 (the “Alpha Purchase Agreement”), we issued to Alpha, in exchange for $3,000,000 in cash (less $50,000 for expense reimbursement), the 2022 Debenture with an original face amount of $3,300,000 due on December 22, 2025, plus 2,500,000 common stock warrants exercisable (from June 22, 2023 through June 22, 2028) at $1.65 per share.

Commencing June 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) December 22, 2025 and (ii) the full redemption of the 2022 Debenture, we must redeem $110,000 plus accrued but unpaid interest, liquidated damages and any amounts then owing under the 2022 Debenture. The Monthly Redemption Amount must be paid in cash; provided that after the first two monthly redemptions, we may (if the Equity Conditions, as defined in the 2022 Debenture, are then satisfied or have been waived) elect to pay all or a portion of a Monthly Redemption Amount in shares of our common stock, based on a conversion price equal to the lesser of (i) the then applicable conversion price of the 2022 Debenture and (ii) 85% of the average of the VWAPs (as defined in the 2022 Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date.

The 2022 Debenture accrues interest at the rate of 8% per annum, which began accruing on December 1, 2023, and will be payable on a quarterly basis. Interest may be paid in cash or shares of common stock or a combination thereof at our option; provided that the Equity Conditions have been satisfied.

Alpha has waived the Equity Conditions for certain Monthly Redemption Amounts, but Alpha is not required to continue such waivers beyond May 2024. For the foreseeable future, we do not expect to be able to satisfy the Equity Conditions; as a result, where there is no waiver of the Equity Conditions we would not have the opportunity to make 2022 Debenture payments in the form of stock rather than in the form of cash, even for types of payments for which payment in the form of stock would have been allowed.

The 2022 Debenture is convertible into our common stock at any time at the holder’s option; the conversion price was originally $1.32 but pursuant to a Securities Purchase Agreement amendment it was reduced to $0.73 on December 5, 2023 and then on February 27, 2024 it was adjusted downward to $0.26 per share by virtue of the operation of a “ratchet” antidilution provision. (The exercise price of the warrants issued with the 2022 Debenture was originally $1.65 but pursuant to the Securities Purchase Agreement amendment it was reduced to $0.73 on December 5, 2023 and then on February 27, 2024 it was adjusted downward to $0.26 per share by virtue of the operation of a “ratchet” antidilution provision.)

Both the 2022 Debenture and the accompanying warrants provide for “ratchet” antidilution adjustments to their conversion price and exercise price.

Both the 2022 Debenture and the accompanying warrants include a beneficial ownership blocker of 9.99%, which may only be waived by Alpha upon 61 days’ notice to the Company.

We granted Alpha resale registration rights for the common shares underlying the 2022 Debenture and the accompanying warrants.

On December 5, 2023, we entered into an Amendment No. 1 with regard to Securities Purchase Agreement, with Alpha, which, among other things, revised certain provisions of the 2,500,000 warrants to clarify the intention that such 2,500,000 warrants would not be liability-classified for GAAP purposes.

During the year ended December 31, 2023, we recognized an extinguishment loss on voluntary conversion of convertible debt of approximately $1.1 million, an extinguishment loss of $0.6 million upon October and December 2023 share redemptions and the modification of the 2022 Debenture in December 2023, and recorded accrued interest of approximately $1.5 million, in other expenses in the consolidated statements of operations. During the year ended December 31, 2023 we paid Monthly Redemption Amounts of $550,000 in cash and $220,000 in common stock, and as of December 31, 2023 the remaining 2022 Debenture principal balance was approximately $1.4 million, the remaining discount was approximately $0.1 million, and the fair value of the suite of bifurcated embedded derivative features was $0.

Reference is also made to the 2024 Debenture, which was issued to Alpha after the end of the 2023 fiscal year and is described above.

NanoSynex Funding Agreement

As a condition to our acquisition of a majority voting equity interest in NanoSynex from Alpha and NanoSynex, we entered into a Master Agreement for the Operational and Technological Funding of NanoSynex (the “Funding Agreement”), on May 26, 2022, pursuant to which we agreed to fund NanoSynex up to an aggregate of approximately $10.4 million, subject to NanoSynex’s achievement of certain performance milestones specified in the Funding Agreement and the satisfaction of other terms and conditions described in the Funding Agreement.

During the year ended December 31, 2022, we funded a total of approximately $2.4 million and in February 2023 we funded an additional $0.5 million to NanoSynex under the Funding Agreement.

On July 20, 2023, we entered into the NanoSynex Amendment, which amended the Funding Agreement, pursuant to which the Company agreed to, among other things, forfeit 281,000 Series B Preferred Shares of NanoSynex held by the Company, resulting in our ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the voting equity of NanoSynex. In addition, we agreed to cancel approximately $3.0 million of promissory notes which NanoSynex had issued to us under the NanoSynex Funding Agreement, relieving NanoSynex of any repayment obligations to us with respect to such notes. The surrender of shares reducing our interest in NanoSynex from approximately 52.8% to approximately 49.97% occurred on July 20, 2023. Accordingly, NanoSynex was deconsolidated from our financial statements as of July 20, 2023, and is reported as Discontinued Operations in this Annual Report.

The NanoSynex Amendment superseded any payment obligations contemplated by the original Funding Agreement and amended our obligations to provide funding to NanoSynex, except we agreed to provide future funding as follows: (i) $560,000 on or before November 30, 2023, and (ii) $670,000 on or before March 31, 2024, in each case issued in the form of a promissory note to the Company with a face value in the amount of such funding. However, on November 22, 2023, in full settlement of any additional funding obligations to NanoSynex, we forfeited certain of our shares of Series A-1 Preferred Stock of NanoSynex in an amount that reduced our ownership in NanoSynex from approximately 49.97% to 39.90%. Our investment in NanoSynex will be accounted as an equity method investment prospectively from the July 20, 2023 deconsolidation date.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Twelve Months Ended
	December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(10,304,263)	$(13,247,541)
Investing activities	4,215,943	(183,763)
Financing activities	(550,000)	2,910,515
Effect of exchange rate on cash	—	22,639
Net decrease in cash and restricted cash	$(6,638,320)	$(10,498,150)

Net Cash Used in Operating Activities

During the year ended December 31, 2023, operating activities used $10.3 million of cash, primarily resulting from a loss from continuing operations of $12.5 million. Cash flows from operating activities for the year ended December 31, 2023 were positively impacted by adjustments for a $1.1 million non cash loss on voluntary conversion of convertible debt, a $0.6 million non cash loss on convertible debt extinguishment, accretion of discount of $1.5 million on convertible debt, a $1.6 million increase in accounts payable, and $1.1 million in non cash stock-based compensation expense. Cash flows from operating activities for the year ended December 31, 2023 were negatively impacted by adjustments for a $2.0 million decrease in fair value of warrant liabilities, a $0.3 million increase in prepaid expenses and other assets, a $0.2 million decrease in accrued expenses and other current liabilities, and cash used in discontinued operations of $1.2 million.

During the year ended December 31, 2022, operating activities used $13.2 million of cash, primarily resulting from a loss from continuing operations of $13.9 million. Cash flows from operating activities for the year ended December 31, 2022 were positively impacted by an adjustment for $4.8 million in non cash stock-based compensation expense. Cash flows from operating activities for the year ended December 31, 2022 were negatively impacted by cash used in discontinued operations of $2.6 million, a $0.9 million decrease in fair value of warrant liabilities, a $0.5 million decrease in accrued expenses and other current liabilities, and a $0.1 million increase in prepaid expenses.

Net Cash Provided By Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was approximately $4.2 million resulting from discontinued operations due to $4.9 million in proceeds received from the sale of Qualigen, Inc., offset by $0.5 million advanced to NanoSynex, and $0.2 million in purchases of property and equipment prior to deconsolidation.

During the year ended December 31, 2022, net cash used in investing activities was approximately $0.2 million, due to capital expenditures offset by cash acquired in the NanoSynex acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was approximately $0.6 million, due to monthly redemption payments which we made in the form of stock (rather than in the form of cash) on the 2022 Debenture.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Qualigen Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qualigen Therapeutics, Inc. (the “Company”) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Financial Instruments – Modification of Convertible Debt with Warrants

Critical Audit Matter Description

As described in Note 8 to the consolidated financial statements, during the year ended December 31, 2023, the Company modified the conversion price and strike price of its convertible debenture and common stock purchase warrants, respectively. Further, the Company modified certain terms of its stock warrant agreements that were originally classified as liabilities enabling them to be classified as equity.

We identified the accounting for the modification of this complex financial instrument as a critical audit matter. This includes both the evaluation of the various features as potential embedded derivatives and the determination of the respective fair value of the instruments and the embedded features, as well as the determination of the appropriate classification of warrants between equity and liabilities. The application of the accounting guidance applicable to issuing and modifying a complex financial instrument requires significant judgment.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Inspecting the agreements associated with the transactions and evaluating management’s technical accounting analysis, including the application of the relevant accounting literature.

●	Utilizing an auditor’s specialist to assist in assessing management’s analysis of the transaction, including (i) evaluating the contracts to identify relevant terms that affect the recognition of the financial instruments, (ii) assessing the appropriateness of conclusions reached by management, and (iii) reviewing the valuation model for derivatives, performing independent calculations, and examining the significant assumptions utilized in the valuation model.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2018.

San Diego, California

April 5, 2024

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$401,803	$3,165,985
Prepaid expenses and other current assets	764,964	1,366,704
Current assets of discontinued operations	—	6,287,849
Total current assets	1,166,767	10,820,538
Property and equipment, net	—	26,242
Other assets	866,481	—
Non-current assets of discontinued operations	—	8,236,711
Total Assets	$2,033,248	$19,083,491

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,222,983	$619,568
Accrued expenses and other current liabilities	560,006	864,559
Warrant liabilities	54,600	788,100
Warrant liabilities - related party	—	2,834,547
Convertible debt - related party	1,299,216	60,197
Current liabilities of discontinued operations	—	3,441,198
Total current liabilities	4,136,805	8,608,169
Non-current liabilities of discontinued operations	—	1,708,732
Total liabilities	4,136,805	10,316,901
Commitments and Contingencies (Note 10)
Stockholders’ equity (deficit)
Qualigen Therapeutics, Inc. stockholders’ equity (deficit):
Common stock, $0.001 par value; 225,000,000 shares authorized; 5,362,128 and 4,210,737 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	43,262	42,110
Additional paid-in capital	114,655,565	110,528,050
Accumulated other comprehensive income	—	50,721
Accumulated deficit	(116,802,384)	(103,385,172)
Total Qualigen Therapeutics, Inc. stockholders’ equity (deficit)	(2,103,557)	7,235,709
Noncontrolling interest	—	1,530,881
Total Stockholders’ Equity (deficit)	(2,103,557)	8,766,590
Total Liabilities & Stockholders’ Equity (Deficit)	$2,033,248	$19,083,491

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
EXPENSES
General and administrative	$6,095,607	10,274,600
Research and development	5,209,250	4,486,120
Total expenses	11,304,857	14,760,720

LOSS FROM OPERATIONS	(11,304,857)	(14,760,720)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(2,035,469)	(907,203)
Interest expense, net	1,524,722	34,397
Loss on voluntary conversion of convertible debt	1,077,287	—
Loss on debt extinguishment	625,653	—
Loss on fixed asset disposal	21,747	—
Other income, net	(38,994)	—
Total other expense (income), net	1,174,946	(872,806)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(12,479,803)	(13,887,914)

(BENEFIT) PROVISION FOR INCOME TAXES	(4,793)	6,548

NET LOSS FROM CONTINUING OPERATIONS	(12,475,010)	(13,894,462)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	(683,008)	(7,140,181)
Loss on disposal of discontinued operations, net of tax	(602,232)	—
LOSS FROM DISCONTINUED OPERATIONS	(1,285,240)	(7,140,181)

NET LOSS	(13,760,250)	(21,034,643)

Net loss attributable to non-controlling interest from discontinued operations	(343,038)	(2,394,100)

Net loss attributable to Qualigen Therapeutics, Inc.	$(13,417,212)	$(18,640,543)

Net loss per common share, basic and diluted - continuing operations	$(2.46)	$(3.62)
Net loss per common share, basic and diluted - discontinued operations	$(0.19)	$(1.24)
Weighted-average number of shares outstanding, basic and diluted	5,072,709	3,840,340

Other comprehensive loss, net of tax
Net loss	$(13,760,250)	$(21,034,643)
Foreign currency translation adjustment from discontinued operations	119,473	50,721
Other comprehensive loss	(13,640,777)	(20,983,922)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	(304,735)	(2,394,100)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(13,336,042)	$(18,589,822)

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated Other Comprehensive		Total Qualigen Therapeutics, Inc. Stockholders’		Total Stockholders’
	Shares	Amount	Paid-In Capital	Income (Deficit)	Accumulated Deficit	Equity (Deficit)	Noncontrolling Interest	Equity (Deficit)
Balance at December 31, 2022	4,210,737	$42,110	$110,528,050	$50,721	$(103,385,172)	$7,235,709	$1,530,881	$8,766,590
Voluntary conversion of convertible debt into common stock	841,726	842	1,111,740	—	—	1,112,582	—	1,112,582
Redemptions of convertible debt into common stock	309,665	310	254,006	—	—	254,316	—	254,316
Fair value of warrant modification for professional services	—	—	7,945	—	—	7,945	—	7,945
Fair value of warrant reclassified from liabilities to equity	—	—	1,626,694	—	—	1,626,694	—	1,626,694
Stock-based compensation	—	—	1,098,533	—	—	1,098,533	9,297	1,107,830
Foreign currency translation adjustment	—	—	28,597	81,170	—	109,767	38,303	148,070
Deconsolidation of discontinued operations	—	—	—	(131,891)	—	(131,891)	(1,235,443)	(1,367,334)
Net loss	—	—	—	—	(13,417,212)	(13,417,212)	(343,038)	(13,760,250)
Balance at December 31, 2023	5,362,128	$43,262	$114,655,565	$—	$(116,802,384)	$(2,103,557)	$—	$(2,103,557)

	Common Stock		Additional	Accumulated Other		Total Qualigen Therapeutics, Inc.		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Stockholders’ Equity
Balance at December 31, 2021	3,529,018	$35,290	$101,274,073	$—	$(84,744,629)	$16,564,734	$—	$16,564,734
Stock issued upon exercise of warrants	332,000	3,320	4,711	—	—	8,031	—	8,031
Stock-based compensation	—	—	5,484,044	—	—	5,484,044	—	5,484,044
Common stock and prefunded warrants issued for business acquisition	350,000	3,500	3,740,417	—	—	3,743,917	3,882,225	7,626,142
Noncontrolling interest adjustments relating to Stock-based compensation and other	—	—	(42,756)	—	—	(42,756)	42,756	—
Foreign currency translation adjustment	—	—	—	50,721	—	50,721	—	50,721
Fair value of warrant modification for professional services	—	—	67,370	—	—	67,370	—	67,370
Fair value of warrant modification for business acquisition	—	—	696	—	—	696	—	696
Issuance of rounded shares as a result of the reverse stock split	(281)	—	(505)	—	—	(505)	—	(505)
Net loss	—	—	—	—	(18,640,543)	(18,640,543)	(2,394,100)	(21,034,643)
Balance at December 31, 2022	4,210,737	$42,110	$110,528,050	$50,721	$(103,385,172)	$7,235,709	$1,530,881	$8,766,590

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,760,250)	$(21,034,643)
Loss from discontinued operations, net of tax	(1,285,240)	(7,140,181)
Loss from continuing operations	(12,475,010)	(13,894,462)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,495	12,165
Stock-based compensation	1,098,533	4,765,276
Change in fair value of warrant liabilities	(2,035,469)	(906,345)
Loss on voluntary conversion of convertible debt	1,077,287	—
Accretion of discount on convertible debt	1,469,640	—
Loss on debt extinguishment	625,653	—
Loss on disposal of fixed assets	21,747	—
Fair value of warrant modification for professional services	7,945	67,370

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(264,741)	(126,985)
Accounts payable	1,603,422	(43,440)
Accrued expenses and other current liabilities	(227,101)	(472,441)
Net cash used in operating activities - continuing operations	(9,093,599)	(10,598,862)
Net cash provided by (used in) operating activities - discontinued operations	(1,210,664)	(2,648,679)
Net cash used in operating activities	(10,304,263)	(13,247,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities - discontinued operations	4,215,943	(183,763)
Net cash provided by (used in) investing activities	4,215,943	(183,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warrant exercises	—	7,173
Proceeds from issuance of convertible debt	—	2,903,847
Payments on convertible notes payable	(550,000)	—
Fractional share payments related to the reverse stock split	—	(505)
Net cash (used in)/provided by financing activities - continuing operations	(550,000)	2,910,515
Net cash used in financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(550,000)	2,910,515

Net change in cash and restricted cash	(6,638,320)	(10,520,789)
Effect of exchange rate changes on cash and restricted cash	—	22,639
Cash and restricted cash from continuing operations - beginning of period	3,165,985	9,174,383
Cash and restricted cash from discontinued operations - beginning of period	3,874,138	8,363,890
Less: cash and restricted cash from discontinued operations - end of period	—	(3,874,138)
Cash from continuing operations - end of period	$401,803	$3,165,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—
Taxes	$5,571	$5,571

NONCASH FINANCING AND INVESTING ACTIVITIES:
Net transfers to equipment held for lease from inventory	$83,281	$—
Fair value of warrant liabilities on date of exercise	$—	$858
Redemption of convertible debt into common stock	$254,316	$—
Voluntary conversion of convertible debt into common stock	$1,112,582	$—
Fair value of warrant modifications pursuant to Securities Purchase Agreement	$—	$9,439
Fair value of warrant modifications for business acquisition	$—	$33,543

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Organization

Ritter Pharmaceuticals, Inc. (the Company’s predecessor) was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. In September 2008, this company converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc. On May 22, 2020, upon completing a “reverse recapitalization” transaction with Qualigen, Inc., Ritter Pharmaceuticals, Inc. was renamed Qualigen Therapeutics, Inc. (the “Company”). Qualisys Diagnostics, Inc. was formed as a Minnesota corporation in 1996, reincorporated to become a Delaware corporation in 1999, and then changed its name to Qualigen, Inc. in 2000. Qualigen, Inc. was a wholly-owned subsidiary of the Company. On July 20, 2023, the Company sold all of the issued and outstanding shares of common stock of Qualigen, Inc. to Chembio Diagnostics, Inc. (“Chembio”), a wholly-owned subsidiary of Biosynex, S.A. (“Biosynex”). Following the consummation of this transaction, Qualigen, Inc. became a wholly-owned subsidiary of Chembio (see Note 5 – Discontinued Operations).

On May 26, 2022, the Company acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex, Ltd. (“NanoSynex”) from Alpha Capital Anstalt (“Alpha”), a related party, in exchange for 350,000 reverse split adjusted shares of the Company’s common stock and a prefunded warrant to purchase 331,464 reverse split adjusted shares of the Company’s common stock at an exercise price of $0.001 per share. These warrants were subsequently exercised on September 13, 2022. Concurrently with this transaction, the Company also entered into a Master Funding Agreement for the Operational and Technology Funding of NanoSynex Ltd., dated May 26, 2022, with NanoSynex (the “NanoSynex Funding Agreement”), to, among other things, provide for the further funding of NanoSynex, and purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in the Company acquiring a 52.8% interest in NanoSynex (the “NanoSynex Acquisition”). NanoSynex is a nanotechnology diagnostics company domiciled in Israel. On July 20, 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex (the “NanoSynex Amendment”), which amended the NanoSynex Funding Agreement, to, among other things, eliminate most of the Company obligation for the further funding of NanoSynex. Pursuant to the terms of the NanoSynex Amendment, the Company lost its controlling interest in NanoSynex (see Note 5 -Discontinued Operations).

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), Regulation S-X and rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its former wholly-owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The Company views its operations and manages its business in one operating segment. In general, the functional currency of the Company and its subsidiaries is the U.S. dollar. For NanoSynex, the functional currency was the local currency, New Israeli Shekels (NIS). As such, assets and liabilities for NanoSynex were translated into U.S. dollars with the effects of foreign currency translation adjustments reflected as a component of accumulated other comprehensive loss within the Company’s consolidated statements of changes in stockholders’ equity (deficit).

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

On July 20, 2023, the Company entered into the NanoSynex Amendment, which amended the Master Funding Agreement for the Operational and Technology Funding of NanoSynex Ltd., dated May 26, 2022, by and between the Company and NanoSynex (the “NanoSynex Funding Agreement”), a former majority owned subsidiary of the Company, to, among other things, forfeit 281,000 Series B Preferred Shares of NanoSynex held by the Company, resulting in the deconsolidation of NanoSynex. The disposition represents a strategic shift that will have a material effect on the Company’s operations and financial results. Accordingly, the business of NanoSynex is classified as discontinued operations for all periods presented herein.

See Note 5 - Discontinued Operations for further information.

Equity Method Investments

Following deconsolidation of NanoSynex on July 20, 2023, the Company accounts for its retained investment under the equity method of accounting as it retained the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, the Company recognizes its proportionate share earnings or losses each reporting period with an adjustment to the carrying value of the investment. As of December 31, 2023, the carrying value of the retained investment was zero, and therefore the Company has suspended application of the equity method as the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support. Future equity method earnings, if any, will not be recognized until the amount exceeds the unrecognized net losses in prior periods. See Note 5 – Discontinued Operations for further information.

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

Reverse Stock Split

On November 23, 2022, the Company effected a 1-for-10 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduced the Company’s shares of outstanding common stock, stock options, and warrants to purchase shares of common stock. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of fractional shares was paid to stockholders. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

Cash

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less and money market funds to be cash equivalents.

The Company maintains the majority of its cash in government money market mutual funds and in accounts at banking institutions in the U.S. that are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of amounts held in excess of such insurance limitations. In March 2023, Silicon Valley Bank and Signature Bank, and more recently in May 2023, First Republic Bank, were closed due to liquidity concerns and taken over by the FDIC. While the Company did not have an account at any of these banks, in the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect the Company’s business and financial position.

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the years ended December 31, 2023 and 2022, no such impairment losses have been recorded.

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

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 7-Warrant Liabilities and Note 8- Convertible Debt - Related Party).

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

Comprehensive Loss

Comprehensive loss consists of net income and foreign currency translation adjustments related to the discontinued operations of NanoSynex. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss and as a separate component in the statements of stockholders’ equity (deficit) for all periods presented.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. For more information, refer to Note 14 - Income Taxes.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

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

Recent Accounting Pronouncements

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the financial statements.

Global Economic Conditions

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

In October 2023, Hamas conducted terrorist attacks in Israel resulting in ongoing war. There continue to be hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza Strip, both of which have resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. In early 2023, there were a number of changes proposed to the political system in Israel by the current government which, if implemented as planned, could lead to large-scale protests and additional uncertainty, negatively impacting the operating environment in Israel. Popular uprisings in various countries in the Middle East over the last few years have also affected the political stability of those countries and have led to a decline in the regional security situation. Such instability may also lead to deterioration in the political and trade relationships that exist between Israel and these countries. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect the Company’s minority interest in NanoSynex, its results of operations, financial condition, cash flows and prospects (see Note 5 – Discontinued Operations).

Inflation and Global Economic Conditions

During the year ended 2022 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to government stimulus and recovery programs, government deficit spending and supply chain issues. The Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, the global economy suffers from slowing growth and rising interest rates, and some economists believe that there may be a global recession in the near future. If the global economy slows, the Company’s business may be adversely affected.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has had a dramatic impact on businesses globally and on the Company’s business as well. During the height of the pandemic, sales of diagnostic products decreased significantly and the Company’s net loss increased significantly, as clinics and small hospitals’ demand for Qualigen, Inc.’s FastPack™ diagnostic test kits was reduced sharply, largely due to deferral of patients’ non-emergency visits to physician offices. In July 2023 the Company sold Qualigen, Inc., its wholly-owned subsidiary, to Chembio (see Note 5 - Discontinued Operations).

Other accounting standard updates are either not applicable to the Company or are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of December 31, 2023, the Company had approximately $0.4 million in cash and an accumulated deficit of $116.8 million. For the years ended December 31, 2023 and 2022, the Company used cash of $10.3 million and $13.2 million, respectively, in operations.

The Company’s cash balances as of the date that these financial statements were issued along with the proceeds from the above sale to Chembio, without additional financing, are expected to fund operations only into the second quarter of 2024. The Company expects to continue to have net losses and negative cash flow from operations, which will challenge its liquidity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis. In order to fully execute its business plan, the Company will require significant additional financing for planned research and development activities, capital expenditures, clinical testing for QN-302 and preclinical development of Pan-RAS, as well as commercialization activities.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. In December 2022 the Company raised $3.0 million from the sale of an 8% Senior Convertible Debenture (the “Debenture”) to Alpha (see Note 8 - Convertible Debt - Related Party). There can be no assurance that further financing can be obtained on favorable terms, or at all. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect the Company’s business prospects.

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

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Prepaid insurance	$566,011	$1,329,034
Other prepaid expenses	25,053	37,670
Receivable from sale of Qualigen, Inc.	—	—
Prepaid research and development expenses	173,900	—
	$764,964	$1,366,704

Prepaid expenses attributable to Qualigen, Inc. and NanoSynex were deemed disposed of as discontinued operations (see Note 5 - Discontinued Operations).

NOTE 4 — OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following at December 31, 2023:

December 31,
2023
Funds held in escrow	$450,000
Long-term research and development deposits	416,481
$866,481

NOTE 5 — DISCONTINUED OPERATIONS

The summary of assets and liabilities classified in discontinued operations as of December 31, 2022 are as follows:

	Qualigen, Inc.	NanoSynex	Total
Current assets of discontinued operations	$4,448,999	$1,838,850	$6,287,849

Non-current assets of discontinued operations	1,876,270	6,360,441	8,236,711

Total assets of discontinued operations	$6,325,269	$8,199,291	$14,524,560

Current liabilities of discontinued operations	$1,299,948	$2,141,250	$3,441,198

Non-current liabilities of discontinued operations	1,350,975	357,757	1,708,732

Total liabilities of discontinued operations	$2,650,923	$2,499,007	$5,149,930

The summary of gain (loss) from discontinued operations, net of tax, as of December 31, 2023 and 2022 are as follows:

		Year ended December 31, 2023			Year ended December 31, 2022
	Qualigen, Inc.	NanoSynex	Total	Qualigen, Inc.	NanoSynex	Total
(Loss) from discontinued operations	$(171,701)	$(511,307)	$(683,008)	$(2,142,763)	$(4,997,418)	$(7,140,181)

Gain (loss) on disposal of discontinued operations	3,876,778	(4,479,010)	(602,232)	—	—	—

Total gain (loss) from discontinued operations	$3,705,077	$(4,990,317)	$(1,285,240)	$(2,142,763)	$(4,997,418)	$(7,140,181)

Sale of Qualigen, Inc.

On July 20, 2023, the Company completed the sale of Qualigen, Inc., its formerly wholly-owned subsidiary, to Chembio Diagnostics, Inc. for net cash consideration of $5.4 million, of which $4.9 million was received during the year ended December 31, 2023, and $450,000 is being held in escrow until January 20, 2025 to satisfy certain Company indemnification obligations.

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

The Company reclassified the following statement of operations items to discontinued operations for the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended December 31,
	2023	2022
REVENUES
Net product sales	$3,661,121	$4,983,556
Total revenues	3,661,121	4,983,556

EXPENSES
Cost of product sales	2,551,114	4,302,755
General and administrative	610,559	561,047
Research and development	206,819	1,245,973
Sales and marketing	405,626	950,420
Goodwill and fixed asset impairment	—	75,000
Total expenses	3,774,118	7,135,195

OTHER EXPENSE (INCOME), NET
Loss on disposal of equipment held for lease	63,302	—
Interest (income) expense, net	—	(7,751)
Other expense (income), net	(4,898)	(1,125)
Loss on fixed asset disposal	300	—
Total other expense (income), net	58,704	(8,876)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE DISPOSAL	(171,701)	(2,142,763)

Gain on sale of Qualigen, Inc., net of tax	3,876,778	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS OF QUALIGEN, INC.	$3,705,077	$(2,142,763)

In connection with this transaction, the Company recorded a gain on the sale of Qualigen, Inc. in its consolidated financial statements for the years ended December 31, 2023:

Gain on sale of Qualigen, Inc.
Fair value of consideration received	$5,489,337
Working capital adjustment	235,402
Total Assets of discontinued operations	(4,225,562)
Total Liabilities of discontinued operations	3,005,407
Transaction expenses	(627,806)
Gain on sale of Qualigen, Inc.	$3,876,778

In the fourth quarter of 2023, the gain was adjusted upward by $17,000 upon final payment of transaction costs.

Amendment and Settlement Agreement with NanoSynex Ltd.

On July 20, 2023, the Company entered into and effectuated the NanoSynex Amendment, pursuant to which the Company agreed to, in exchange for eliminating all future NanoSynex Funding Agreement obligations for the Company to invest further cash in NanoSynex (except for obligations to lend NanoSynex $560,000 on or before November 30, 2023, and $670,000 on or before March 31, 2024), surrender 281,000 Series B Preferred Shares of NanoSynex held by the Company, resulting in the Company’s ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the voting equity of NanoSynex; in addition, the Company agreed to surrender approximately $3.0 million of promissory notes which NanoSynex had issued to the Company under the NanoSynex Funding Agreement. On November 22, 2023, the Company further agreed to eliminate the Company’s obligations to lend NanoSynex $560,000 on or before November 30, 2023, and $670,000 on or before March 31, 2024, by instead surrendering shares of Series A-1 Preferred Stock of NanoSynex in an amount that reduced the Company’s ownership in NanoSynex voting equity from approximately 49.97% to 39.90%.

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

The Company reclassified the following statement of operations items to discontinued operations for the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended December 31,
	2023	2022
EXPENSES
Research and development	$869,064	$1,105,040
Goodwill and fixed asset impairment	—	4,164,000
Total expenses	869,064	5,269,040

Loss on disposal of discontinued operations	4,479,010	—

(BENEFIT) PROVISION FOR INCOME TAXES	(357,757)	(271,622)

LOSS FROM DISCONTINUED OPERATIONS	(4,990,317)	(4,997,418)

Loss attributable to noncontrolling interest	(343,038)	(2,394,100)

NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	$(4,647,279)	$(2,603,318)

In connection with this transaction, the Company recorded a loss on deconsolidation of NanoSynex in its consolidated financial statements for the years ended December 31, 2023:

Loss on deconsolidation of NanoSynex
Fair value of NanoSynex interest retained	$—
Net assets deconsolidated	(2,768,403)
Non-controlling interest share	1,235,443
Accumulated other comprehensive income attributable to NanoSynex	131,891
Forgiveness of debt	(3,077,941)
Loss from deconsolidation of NanoSynex	$(4,479,010)

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Board compensation	$129,499	70,000
Interest (Convertible debt)	10,004	2,829
License fees	32,975	150,130
Payroll	1,215	1,247
Professional fees	121,775	136,203
Research and development	104,402	329,412
Vacation	151,286	165,040
Other	8,850	9,698
	$560,006	$864,559

Other accrued liabilities attributable to Qualigen Inc, and NanoSynex were deemed disposed of as discontinued operations (see Note 5 – Discontinued Operations).

NOTE 7 – WARRANT LIABILITIES

In 2004, the Company issued warrants to various investors and brokers for the purchase of Series C preferred stock in connection with a private placement (the “Series C Warrants”). The Series C Warrants were subsequently extended and, upon closing of the reverse recapitalization transaction with Ritter, exchanged for warrants to purchase common stock of the Company, at $7.195 per share, subject to adjustment. As of December 31, 2023, the Series C Warrants had a remaining term of 0.49 years. The Series C Warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, based on the inclusion of a leveraged ratchet provision for subsequent dilutive issuances. On April 25, 2022, the Series C warrants were repriced from $7.195 per share exercise price to $6.00 per share exercise price with 49,318 additional ratchet Warrants issued. On May 26, 2022, the Series C warrants were repriced from $6.00 per share exercise price to $5.136 per share exercise price with 49,952 additional ratchet Warrants issued. As a result of these repricings, 247,625 warrants were forfeited and 346,896 warrants were reissued. On December 22, 2022, the Series C Warrants were repriced again from $5.136 per share exercise price to $1.32 per share exercise price with 1,002,717 additional ratchet Warrants issued.

Additionally, on December 22, 2022, in conjunction with the issuance of the Debenture to Alpha (see Note 8 – Convertible Debt – Related Party), the Company issued to Alpha a warrant to purchase 2,500,000 shares of the Company’s common stock (the “Alpha Warrant”). The exercise price of the Alpha Warrant was $1.65 (equal to 125% of the conversion price of the Debenture on the closing date). The Alpha Warrant may be exercised by Alpha, in whole or in part, at any time before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant. The fair value of this warrant was included in Warrant liabilities-related party on the Company’s consolidated balance sheet as of December 31, 2022. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to Securities Purchase Agreement, with Alpha. This Amendment amended two instruments which the Company issued under the Securities Purchase Agreement dated December 21, 2022: (a) the 8% Senior Convertible Debenture dated December 22, 2022 in favor of Alpha, and (b) the Common Stock Purchase Warrant dated December 22, 2022 in favor of Alpha. The Amendment reduced the conversion price of the Debenture from $1.32 per share to $0.73 per share (subject to possible future adjustment pursuant to the terms of the Debenture) and reduced the exercise price of the Warrant from $1.65 per share to $0.73 per share (subject to possible future adjustment pursuant to the terms of the Warrant). The Amendment also eliminated certain adjustment provisions of the Warrant. The Company determined the event resulted in equity classification for the Warrant and, accordingly, the Company remeasured the warrant liabilities to fair value, and reclassified.

As a result of the Alpha Warrant repricing, on December 5, 2023 the Series C Warrants were repriced again from $1.32 per share exercise price to $0.73 per share exercise price with 203,652 additional ratchet Series C Warrants issued, resulting in 455,623 of these Series C Warrants outstanding and exercisable as of December 31, 2023.

The following table summarizes the activity in liability classified warrants for the year ended December 31, 2023:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted–Average Remaining Life (Years)
Total outstanding – December 31, 2022	3,849,571	$1.53	$1.32 - $1.65	3.9
Exercised	—	—	—	—
Forfeited	(2,751,976)	1.53	—	—
Expired	(1,097,595)	1.32	1.32	—
Granted	455,623	0.73	0.73	0.49
Total outstanding – December 31, 2023	455,623	$0.73	$0.73	0.49
Exercisable	455,623	$0.73	$0.73	0.49

The following table summarizes the activity in the Common Stock Warrants received in exchange for the Series C Warrants for the year ended December 31, 2022:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted–Average Remaining Life (Years)
Total outstanding –December 31, 2021	248,162	$7.20	$7.20	2.00
Exercised	(536)	7.20
Forfeited	(247,625)	7.20
Expired	—	—
Granted	3,849,570	1.53
Total outstanding – December 31, 2022	3,849,571	$1.53	$1.32 - 1.65	3.9
Exercisable	1,349,571	$1.32	$1.32	1.00

The following table presents the Company’s fair value hierarchy for its Common Stock Warrant liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2022	$—	$—	$3,622,647	$3,622,647
Exercises	—	—	—	—
Fair value of warrant reclassified from liabilities to equity	—	—	(1,626,694)	(1,626,694)
Loss on debt extinguishment	—	—	94,116	94,116
Gain on change in fair value of warrant liabilities	—	—	(2,035,469)	(2,035,469)
Balance as of December 31, 2023	$—	$—	$54,600	$54,600

There were no transfers of financial assets or liabilities between category levels for the year ended December 31, 2023.

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

The following are the assumptions used in, and the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	Actual	Range	Weighted Average
Risk-free interest rate	5.13%	3.906% — 4.628%	4.15%
Expected volatility (peer group)	68.9%	88% — 103%	98%
Term of warrants (in years)	0.49	.90 — 5.48	3.9
Expected dividend yield	0.00%	0.00%	0.00%

NOTE 8 — CONVERTIBLE DEBT- RELATED PARTY

On December 22, 2022, the Company issued to Alpha an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 (less expenses) pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. The Debenture has a maturity date of December 22, 2025 and was initially convertible, at any time, and from time to time, until the Debenture is no longer outstanding, at Alpha’s option, into shares of common stock of the Company (the “Conversion Shares”), at a price equal to $1.32 per share, subject to adjustment as described in the Debenture (the “Conversion Price”) and other terms and conditions described in the Debenture, including the necessary stockholder approvals, which the Company obtained at its 2023 annual meeting of stockholders on July 13, 2023. As a part of the same transaction, on December 22, 2022, the Company issued to Alpha a liability classified warrant (the “Alpha Warrant”) to purchase 2,500,000 shares of the Company’s common stock (see Note 7 - Warrant Liabilities). The exercise price of the Alpha Warrant was initially $1.65 (equal to 125% of the Conversion Price of the Debenture on the closing date) subject to adjustment as described in the Alpha Warrant. The Alpha Warrant may be exercised by Alpha, in whole or in part, at any time before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant, including the necessary stockholder approvals, which the Company obtained at its 2023 annual meeting of stockholders on July 13, 2023.

The proceeds from the transaction were used to advance the Company’s QN-302 Investigative New Drug candidate towards clinical trials and other working capital purposes.

Commencing June 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) December 22, 2025 and (ii) the full redemption of the Debenture (each such date, a “Monthly Redemption Date”), the Company must redeem $110,000 plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture (the “Monthly Redemption Amount”). The Monthly Redemption Amount must be paid in cash; provided that after the first two monthly redemptions, the Company may elect to pay all or a portion of a Monthly Redemption Amount in shares of common stock of the Company, based on a Conversion Price equal to the lesser of (i) the then Conversion Price of the Debenture and (ii) 85% of the average of the VWAPs (as defined in the Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date. The Company may also redeem some or all of the then outstanding principal amount of the Debenture at any time for cash in an amount equal to 105% of the then outstanding principal amount of the Debenture being redeemed plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture. The Company’s election to pay monthly redemptions in Conversion Shares or to effect an optional redemption is subject to the satisfaction (or waiver) of the Equity Conditions (as defined in the Debenture), including the necessary stockholder approvals, which the Company obtained at its 2023 annual meeting of stockholders on July 13, 2023.

The Debenture accrues interest at the rate of 8% per annum, which did not begin accruing until December 1, 2023. Interest may be paid in cash or shares of common stock of the Company or a combination thereof at the option of the Company; provided that interest may only be paid in shares if the Equity Conditions have been satisfied (or waived).

Both the Debenture and the Alpha Warrant provide for adjustments to the Conversion Price and exercise price, respectively, in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain fundamental transactions. Both the Debenture and the Alpha Warrant include a beneficial ownership blocker of 9.99%, which may only be waived by Alpha upon 61 days’ notice to the Company.

Pursuant to resale registration rights granted by the Company to Alpha in such Securities Purchase Agreement, the Company filed a resale registration statement on Form S-3 (File Number 333-269088) on December 30, 2022 registering the resale by Alpha of up to 5,157,087 shares of common stock of the Company which could be issued to Alpha pursuant to the Debenture and the Alpha Warrant, which registration statement was declared effective by the SEC on January 5, 2023 (the “Original Registration Statement”). The Company later became ineligible to update the Original Registration Statement via incorporation by reference of its future SEC periodic and current reports as a result of its failure to timely file its annual report on Form 10-K for the fiscal year ended December 31, 2022. Therefore, the Company filed a Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (No. 333-269088)(the “Post-Effective Amendment No. 1”) on September 1, 2023 in order to maintain the registration of the resale by Alpha of up to 3,958,537 shares of common stock of the Company issuable under the Debenture and the Alpha Warrant., which Post-Effective Amendment No. 1 was declared effective by the SEC on September 7, 2023.

The Company evaluated the Debenture and the Alpha Warrant and determined that the Alpha Warrant is a freestanding financial instrument. Initially, the Alpha Warrant is not considered indexed to the Company’s own stock, because the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price and all of the adjustment features in Section 3(b) of the Alpha Warrant are not down round provisions, as defined in ASU 2017-11. Accordingly, the Alpha Warrant was classified as a liability and recognized at fair value, with subsequent changes in fair value recognized in earnings.

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

The original issue discount of $0.3 million, the initial fair value of the Alpha Warrant of $2.8 million, the initial fair value of the suite of bifurcated embedded derivative features of $0, and the fees and costs paid to Alpha and other third parties of $0.1 million comprised the debt discount upon issuance. The debt discount is amortized to interest expense over the expected term of the Debenture using the effective interest method, in accordance with ASC 835-30. The debt host instrument of the Debenture will subsequently be measured at amortized cost using the effective interest method to accrete interest over its term to bring the Debenture’s initial carrying value to the principal balance at maturity.

Between January 9 and 12, 2023, the Company issued 841,726 shares of common stock upon Alpha’s partial conversion of the Debenture at $1.32 per share for a total of $1,111,078 principal. Upon conversion, the Company recognized a loss on conversion of convertible debt of approximately $1.1 million, recorded to other expenses in the consolidated statements of operations.

In October and December 2023, the Company issued 309,665 shares of common stock to Alpha in lieu of cash for monthly redemption payments on the Debenture at a weighted average price of $0.71 per share. Upon redemption for shares, the Company recognized a loss on partial debt extinguishment of $34,315.

On September 22, 2023, the Company entered into a consent and waiver (the “Waiver”) with Alpha. Pursuant to the Waiver, Alpha consented to the Company’s election to pay all of the Monthly Redemption Amount for October 2023 in Conversion Shares (the “October Payment”) and waived the requirement of satisfaction of the Equity Conditions in relation to the October and December Payment. On October 3, 2023 the Company issued 128,595 shares of common stock to Alpha in satisfaction of the October Payment. On December 8, 2023 the Company issued 181,070 shares of common stock to Alpha in satisfaction of the December Payment.

On December 5, 2023, the Company and Alpha executed Amendment No. 1 with regard to Securities Purchase Agreement (the “SPA Amendment”), pursuant to which the Company and Alpha agreed to, among other things, reduce the Conversion Price of the Debenture from $1.32 per share to $0.73 per share and reduce the exercise price of the Alpha Warrant from $1.65 per share to $0.73 per share, in each case subject to certain adjustments. In addition, the SPA Amendment revised certain provisions of the Alpha Warrant to (i) limit the circumstances which would trigger a potential adjustment to the exercise price of the Alpha Warrant and (ii) clarify the treatment of the Alpha Warrant upon a Fundamental Transaction. The purpose of these revisions was to remove the terms that caused the Alpha Warrant to be liability-classified under U.S. GAAP. The Company performed an assessment and concluded that all remaining adjustment features in the revised language meet the FASB’s definition of a down-round feature. In addition, the Alpha Warrant was determined to meet all of the additional requirements for equity classification. Accordingly, as of December 5, 2023, the Company remeasured the Alpha Warrant to its fair value immediately prior to the modification and recognized the change in fair value in earnings. The incremental fair value impact from the Alpha Warrant modification of $0.09 million was included in the Company’s evaluation of the Debenture modification under ASC 470, discussed further below. The Company then reclassified the Alpha Warrant liability to equity at its post-modification fair value of $1.6 million.

In accordance with ASC 470-50, the Company determined that the modified terms of the Debenture were substantially different when compared to the original terms that existed prior to the SPA Amendment, and thus the event was required to be accounted for as a debt extinguishment. Accordingly, the Company derecognized the net carrying value of the original Debenture, and recorded the new debt instrument at its fair value of $1.4 million, and recorded a $0.6 million loss on debt extinguishment. The difference between the remaining Debenture principal and its fair value on December 5, 2023 was recorded as a debt discount and will be amortized to interest expense over the expected term of the Debenture using the effective interest method, in accordance with ASC 835-30.

During the year ended December 31, 2023, the Company recognized a loss on voluntary conversion of convertible debt of approximately $1.1 million, recognized an extinguishment loss of $0.6 million upon October and December 2023 share redemptions and December 2023 modification of the Debenture, and recorded accrued interest of approximately $1.5 million, in other expenses in the consolidated statements of operations. During the year ended December 31, 2023 the Company paid Monthly Redemption Amounts of $550,000 in cash and $220,000 in common stock, and as of December 31, 2023 the remaining Debenture principal balance was approximately $1.4 million, the remaining discount was approximately $0.1 million, and the fair value of the suite of bifurcated embedded derivative features was $0.

The senior convertible debt comprises the following:

	December 31, 2023	December 31, 2022
Senior convertible debenture	$1,418,922	$3,300,000
Discount on convertible debenture	(119,706)	(3,239,803)
Total convertible debt-related party	$1,299,216	$60,197

As of December 31, 2023, there were no unwaived events of default or violation of any covenants under the Company’s financing obligations.

NOTE 9 — EARNINGS (LOSS) PER SHARE

Basic loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from convertible debt, stock options and warrants.

The following potentially dilutive securities have been excluded from diluted net loss per share as of December 31, 2023 and 2022 because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2023	2022

Net loss used for basic earnings per share	$(13,417,212)	$(18,640,543)

Basic weighted-average common shares outstanding	5,072,709	3,840,340
Dilutive potential shares issuable from convertible debt, stock options and warrants	—	—
Diluted weighted-average common shares outstanding	5,072,709	3,840,340

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

NOTE 11 — RESEARCH AND LICENSE AGREEMENTS

UCL Business Limited

In January 2022, the Company entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) The program’s lead compound is now being developed at the Company under the name QN-302 as a candidate for treatment for pancreatic ductal adenocarcinoma, which represents the vast majority of pancreatic cancers. The License Agreement required a $150,000 upfront payment, reimbursement of past patent prosecution expenses (approximately $160,000), and (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments and a percentage of any non-royalty sublicensing consideration paid to the Company.

For the years ended December 31, 2023 and 2022 there were license costs of approximately $128,000 and $338,000, respectively, related to this agreement which are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

QN-302 Phase 1 Study

In June 2023, the Company entered into a Master Clinical Research Services Agreement with Translational Drug Development, LLC (“TD2”) whereby TD2 agreed to perform certain clinical research and development services for the Company including but not limited to trial management, side identification and selection, site monitoring/management, medical monitoring, project management, data collection, statistical programming or analysis, quality assurance auditing, scientific and medical communications, regulatory affairs consulting and submissions, strategic consulting, and/or other related services. From time to time, the Company intends to enter into statements of work with TD2 for the performance of specific services under this Master Clinical Research Services Agreement.

In June 2023, the Company entered into a Master Laboratory Services Agreement with MLM Medical Labs, LLC (“MLM”) whereby MLM agreed to perform certain clinical research and development services for the Company including but not limited to laboratory, supply, testing, validation, data management, and storage services. From time to time, the Company intends to enter into work orders with MLM for the performance of specific services under this Master Laboratory Services Agreement.

In June 2023, the Company entered into a Master Services Agreement with Clinigen Clinical Supplies Management, Inc. (“Clinigen”) whereby Clinigen agreed to provide certain pharmaceutical products and/or services. From time to time, the Company intends to enter into statements of work with Clinigen for the performance of specific services under this Master Services Agreement.

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

University of Louisville Research Foundation

In March 2019, the Company entered into a sponsored research agreement and an option for a license agreement with University of Louisville Research Foundation, Inc. (“ULRF”) for development of several small-molecule RAS interaction inhibitor drug candidates. Under the terms of this agreement, the Company agreed to reimburse ULRF for sponsored research expenses of initially up to $693,000 for this program. This agreement was amended in February 2021, March 2022 and August 2023, with the current term of this agreement set to expire in December 2023 and the aggregate amount that the Company would reimburse ULRF for sponsored research expenses increased to approximately $2.9 million. In July 2020, the Company entered into an exclusive license agreement with ULRF for RAS interaction inhibitor drug candidates. Under the agreement, the Company took over development, regulatory approval and commercialization of the candidates from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $112,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company has agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patent, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to July 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $20,000 to $100,000) for such year.

Sponsored research expenses related to these RAS agreements for the years ended December 31, 2023 and December 31, 2022 were approximately $743,000 and $758,000, respectively, and are recorded in research and development expenses in the Consolidated Statements of Operations. License costs related to these agreements for the years ended December 31, 2023 and December 31, 2022 were approximately $133,000 and $40,000, respectively, and are included in research and development expenses in the Consolidated Statements of Operations.

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

The sponsored research agreement for QN-247 expired in August 2022. The sponsored research expenses related to these QN-247 agreements for the years ended December 31, 2023 and December 31, 2022 were $0 and approximately $164,000, respectively, and these amounts are recorded in research and development expenses in the consolidated statements of operations and other comprehensive loss. License costs related to these agreements were approximately $23,000 and $94,000 for the years ended December 31, 2023 and December 31, 2022, respectively, and are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

In June 2020, the Company entered into an exclusive license agreement with ULRF for its intellectual property in the use of QN-165 as a treatment for COVID-19. Under the agreement, the Company took over development, regulatory approval and commercialization of the compound (for such use) from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $24,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company was required to enter into a separate sponsored research agreement with ULRF (for QN-165 as a treatment for COVID-19) for at least $250,000. In November 2020, the Company executed a sponsored research agreement with ULRF (for QN-165 as a treatment for COVID-19) supporting up to approximately $430,000 in research which satisfied this requirement. This sponsored research agreement expired in November 2021 and the exclusive license agreement was terminated on October 31, 2022. There were no sponsored research expenses or license costs related to these QN-165 agreements for the years ended December 31, 2023 and 2022.

NOTE 12 — STOCKHOLDERS’ EQUITY

As of December 31, 2023, and 2022 the Company had two classes of capital stock: common stock and preferred stock.

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

At December 31, 2023, the Company has reserved 5,781,161 shares of authorized but unissued common stock for possible future issuance as follows:

Exercise of issued and future grants of stock options	755,715
Conversion of convertible debt	1,943,729
Exercise of stock warrants	3,081,717
Total	5,781,161

Preferred Stock

At December 31, 2023 and December 31, 2022, there were no shares of preferred stock outstanding.

Stock Options and Equity Classified Warrants

Stock Options

The Company recognizes all compensatory stock-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which provides for the grant of incentive or non-statutory common stock options, restricted stock, stock bonus awards, stock appreciation rights, restricted stock units and performance awards to qualified employees, officers, directors, consultants and other service providers. At December 31, 2023 and December 31, 2022 there were 398,924 and 608,012 outstanding stock options, respectively, under the 2020 Plan and there were 356,778 and 147,690 Plan shares available, respectively, for future grant.

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at December 31, 2023, and changes during the twelve months then ended:

	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted–Average Remaining Life (Years)
Total outstanding – December 31, 2022	608,012	$35.02	$5.14 - $51.30	8.09
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(209,088)	34.71	5.14 - 51.30	—
Total outstanding – December 31, 2023	398,924	$35.21	$5.14 — $51.30	7.06
Exercisable (vested)	320,918	$41.97	$5.14 — $51.30	6.77
Non-Exercisable (non-vested)	78,006	$7.36	$5.14 - $32.90	8.36

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that were outstanding at December 31, 2022, and changes during the twelve months then ended:

	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted–Average Remaining Life (Years)
Total outstanding – December 31, 2021	484,186	$60.70	$12.40 — $14,657.50	8.52
Granted	134,469	5.24	5.14 — 10.50	5.99
Expired	(9,379)	932.75	57.50 - 14,657.50	—
Forfeited	(1,264)	22.64	5.14 - 49.70	—
Total outstanding – December 31, 2022	608,012	$35.02	$5.14 — $51.30	8.09
Exercisable (vested)	288,704	$46.32	$12.40 — $51.30	7.59
Non-Exercisable (non-vested)	319,308	$24.80	$5.14 — $10.50	8.59

There was approximately $1.1 million and $5.4 million of compensation costs related to outstanding options for the year ended December 31, 2023 and December 31, 2022, respectively. This cost is expected to be recognized over a weighted average period of 1.09 years.

No stock options were granted or exercised during the year ended December 31, 2023 or 2022.

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

There were no options granted during the year ended December 31, 2023. The weighted average grant date fair value per share of the shares underlying options granted during the year ended December 31, 2022 was $3.96.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	For the Years Ended December 31,
	2023	2022
Expected dividend yield	n/a	0.00%
Expected stock-price volatility	n/a	103%
Risk-free interest rate	n/a	1.58% — 3.77%
Expected average term of options (in years)	n/a	5.99
Stock price	n/a	5.14 - 10.50

The Company recorded stock-based compensation expense and classified it in the Consolidated Statements of Operations as follows:

	For the Years Ended December 31,
	2023	2022
General and administrative	$939,228	$4,649,649
Research and development	159,305	834,395
Total	$1,098,533	$5,484,044

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

In addition, various service providers hold equity classified compensatory warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock) for the purchase of 66,802 reverse split adjusted shares of Company common stock at a weighted average exercise price of $23.40 per share. These are to be differentiated from the Series C Warrants described in Note 7- Warrant Liabilities.

On April 25, 2022, 60,000 warrants were repriced from $13.20 per share exercise price to a reverse split adjusted exercise price of $6.00 per share exercise price and extended from June 3, 2023 to September 14, 2023. The increase in fair value of $67,370 for the modification of these warrants was charged to general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. These warrants expired on September 14, 2023. On April 25, 2022 and May 26, 2022 an additional 67,620 reverse split adjusted warrants were repriced from reverse split adjusted $11.10 per share exercise price to $5.136 per share exercise price. The increase in fair value of $31,010 for the modification of these warrants was charged to additional paid-in capital and did not result in expense on the Company’s consolidated statements of operations and comprehensive loss. On December 22, 2022 67,620 warrants were repriced from $5.136 per share exercise price to $1.32 per share exercise price. The increase in fair value of $8,548 for the modification of these warrants was charged to additional paid-in capital and did not result in expense on the Company’s consolidated statements of operations and comprehensive loss. On December 5, 2023, 67,620 warrants were repriced from $1.32 per share exercise price to $0.73 per share exercise price. The increase in fair value of $7,945 for the modification of these warrants was charged to general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

No new compensatory warrants were issued during the year ended December 31, 2023 or 2022.

The following table summarizes the equity classified compensatory warrant activity for the year ended December 31, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted–Average Remaining Life (Years)
Total outstanding – December 31, 2022	179,046	$9.12	$1.32 — $25.40	1.73
Granted to advisor and its designees	—	—
Exercised	—	—
Expired	(60,000)	6.00	6.00
Forfeited	—	—
Total outstanding – December 31, 2023	119,046	$10.69	$0.73 — $25.40	1.25
Exercisable	119,046	$10.69	$0.73 — $25.40	1.25
Non-Exercisable	—	$—	$—	—

The following table summarizes the equity classified compensatory warrant activity for the year ended December 31, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted–Average Remaining Life (Years)
Total outstanding – December 31, 2021	179,046	$15.20	$11.10 — $25.40	2.64
Granted to advisor and its designees	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Total outstanding – December 31, 2022	179,046	$9.12	$1.32 — $25.40	1.73
Exercisable	179,046	$9.12	$1.32- $25.40	1.73
Non-Exercisable	—	$—	$—	—

There was $7,945 in compensation costs related to outstanding warrants for the year ended December 31, 2023 and $67,370 for the year ended December 31, 2022. As of December 31, 2023 and December 31, 2022, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

In May 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to Alpha (a related party) for the purchase of 27,048 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $11.10 per share (of which warrants for 20,000 shares were subsequently exercised in December 2020). In July 2020 the Company issued noncompensatory equity classified warrants to Alpha for the purchase of 78,019 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $0.01 per share (which were subsequently exercised in July 2020), and 192,068 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $52.50 per share. In August 2020, the Company issued noncompensatory equity classified warrants to Alpha for the purchase of 128,783 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $60.00 per share. In December 2020, the Company issued noncompensatory equity classified warrants to Alpha for the purchase of 100,000 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $0.10 per share (which were exercised in February 2021) and 219,101 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $40.70 per share. In May 2022, the Company issued noncompensatory equity classified warrants to Alpha for the purchase of 331,464 reverse split adjusted shares of Company common stock at a reverse split adjusted exercise price of $0.01 per share.

On November 29, 2021, with the exception of the warrants to purchase 27,048 reverse split adjusted shares of the Company’s common stock at a reverse split adjusted exercise price of $11.10 per share, the exercise prices of all outstanding warrants to purchase a total of 539,951 reverse split adjusted shares of the Company’s common stock were modified to a reverse split adjusted exercise price of $20.00 per share and each of their remaining terms extended by six months. The fair value of the modification cost of these warrant modifications of approximately $2.3 million was charged to additional paid-in capital and did not result in expense on the Company’s consolidated statements of operations and comprehensive loss. In May 2022, pre-funded warrants to purchase 331,464 reverse split adjusted shares of the Company’s common stock at a reverse split adjusted exercise price of $0.01 per share with no expiration date were issued to Alpha. These warrants were subsequently exercised in 2022.

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

On December 5, 2023, the Company entered into an Amendment No. 1 with regard to Securities Purchase Agreement, with Alpha. This Amendment amended two instruments which the Company issued under the Securities Purchase Agreement dated December 21, 2022: (a) the 8% Senior Convertible Debenture dated December 22, 2022 in favor of Alpha, and (b) the Common Stock Purchase Warrant dated December 22, 2022 in favor of Alpha. The Amendment reduced the Conversion Price of the Debenture from $1.32 per share to $0.73 per share (subject to possible future adjustment pursuant to the terms of the Debenture) and reduced the Exercise Price of the Alpha Warrant from $1.65 per share to $0.73 per share (subject to possible future adjustment pursuant to the terms of the Alpha Warrant). The Amendment revised certain provisions of the Warrant which resulted in reclassification of the Warrant from liabilities to equity. For more details see Note 7 - Warrant Liabilities.

The following table summarizes the noncompensatory equity classified warrant activity for the year ended December 31, 2023:

	Common Stock
	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	547,003	$19.76	$1.32 - $20.00	0.33
Legacy Ritter warrants	—	—
Reclassification of Alpha Warrant from warrant liabilities to equity	2,500,000	0.73	0.73
Exercised	—	—
Expired	(539,953)	20.00	20.00
Forfeited	—	—
Total outstanding – December 31, 2023	2,507,050	$0.73
Exercisable	2,507,050	$0.73	0.73	4.47
Non-Exercisable	—	$—	$—	—

The following table summarizes the noncompensatory equity classified warrant activity for the year ended December 31, 2022:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2021	554,914	$20.10	11.10— 37.78	1.32
Legacy Ritter warrants	—	—
Granted	331,464	0.01	0.01
Exercised	(331,464)	0.01	0.01
Expired	(7,911)	37.78	37.78
Forfeited	—	—	0
Total outstanding – December 31, 2022	547,003	$19.76	1.32 - 20.00	0.33
Exercisable	547,003	$19.76	1.32 - 20.00	0.33
Non-Exercisable	—	$—	$—	—

NOTE 13 — RELATED PARTY TRANSACTIONS

Convertible Debt

See Note 8 – Convertible Debt – Related Party for additional information concerning convertible debt – related party transactions. On December 22, 2022, the Company issued to Alpha, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. As of December 31, 2023 the Debenture had a remaining principal balance of $1,418,922, and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at a price equal to $0.73 per share, subject to adjustment as described in the Debenture and other terms and conditions described in the Debenture.

Warrants

Additionally, on December 22, 2022, in conjunction with the issuance of the Debenture to Alpha, the Company issued to Alpha the Alpha Warrant to purchase 2,500,000 shares of the Company’s common stock (the “Alpha Warrant”). As of December 31, 2023, the exercise price of the Alpha Warrant was $0.73. The Alpha Warrant may be exercised by Alpha, in whole or in part, at any time before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant. The Alpha Warrant is included in equity on the Company’s consolidated balance sheets (see Note 12 – Stockholders’ Equity).

NanoSynex

Pursuant to a Share Purchase Agreement dated April 29, 2022, the Company acquired 2,232,861 shares of NanoSynex Series A-1 Preferred Stock from Alpha in exchange for 350,000 reverse split adjusted shares of the Company’s common stock and a prefunded warrant to purchase 331,464 reverse split adjusted shares of the Company’s common stock at an exercise price of $0.001 per share.

NOTE 14 — INCOME TAXES

The following table presents domestic and foreign components of consolidated loss before income taxes from continuing operations for the periods presented:

	December 31, 2023	December 31, 2022
Domestic	$(12,479,803)	$(13,887,914)
Foreign	—	—
Loss before provision for income taxes	$(12,479,803)	$(13,887,914)

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	1.76%	7.50%
Non-deductible expenses	-0.64%	-2.09%
NOL expiration	-5.26%	-19.88%
Tax credit	2.92%	3.71%
Goodwill impairment	0.00%	0.00%
Foreign rate differential	0.00%	0.00%
Change in fair value of warrant liability	3.35%	0.00%
Tax impact of convertible debenture	-5.46%	1.37%
Tax impact of divestiture	-229.26%	4.01%
True-up	-10.65%	2.24%
Change in valuation allowance	222.28%	-17.91%
Income taxes provision (benefit)	0.04%	-0.05%

Income tax expense for the year ended December 31, 2023 and 2022 consisted of the following:

	For the Years Ended
	December 31, 2023	December 31, 2022
Current
U.S. Federal	$(10,000)	$—
U.S. State	5,000	7,000
Total current provision	(5,000)	7,000
Deferred Benefit
U.S. Federal	23,128,000	(236,000)
U.S. State	4,697,000	(2,252,000)
Total deferred benefit	27,825,000	(2,488,000)
Change in valuation allowance	(27,825,000)	2,488,000
Total provision (benefit) for income taxes	$(5,000)	$7,000

The components of deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss	$8,644,000	$32,587,000
Research and development credits	4,970,000	7,857,000
Accrued expenses	68,000	1,020,000
Patent	—	—
Stock compensation	3,004,000	3,069,000
Research and development expenses	1,102,000	1,196,000
Fixed assets	—	280,000
Total deferred income tax assets	17,788,000	46,009,000

Deferred tax liabilities:
Intangible assets	—	(13,000)
Right-of-use asset	—	(382,000)
Total deferred income tax liabilities	—	(395,000)

Net deferred income tax assets	17,788,000	45,614,000
Valuation allowance	(17,788,000)	(45,614,000)
Deferred tax asset, net of allowance	$—	$—

Based on the available objective evidence, including the Company’s history of cumulative losses, management believes it is likely that the Company’s U.S. federal and state net deferred tax assets will not be realizable. Accordingly, the Company provided for a full valuation allowance against its U.S. federal and state net deferred tax assets at December 31, 2023 and December 31, 2022.

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

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research or experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, costs for U.S. based R&E activities must be amortized over five years and costs for foreign R&E activities must be amortized over 15 years; both using a midyear convention. The Company has incorporated the impact of this new tax legislation into its 2023 and 2022 consolidated financial statements, noting that the impact on the Company’s consolidated financial statements was immaterial.

At December 31, 2023, the Company has U.S. federal and state net operating loss carryforwards of approximately $15,942,000 and $78,693,000, respectively, which are available to offset future taxable income. U.S. federal and state net operating loss carryovers began to expire in 2020. As a result of the May 2020 reverse recapitalization, an ownership change has occurred. The Company has not completed an Internal Revenue Code Section 382 analysis. As a result, there could be substantial limitations on the Company’s ability to utilize its pre-ownership change net operating loss and tax credit carryforwards. These substantial limitations may result in both a permanent loss of certain tax benefits related to net operating loss carryforwards and federal research and development credits, and an annual utilization limitation.

The Company also has research and development credit carryforwards for federal and state tax purposes of approximately $3,560,000 and $1,410,000, respectively. The research and development credit carryforwards began to expire in 2020 for federal tax purposes and have an indefinite life for state tax purposes.

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

The Company did not have any unrecognized tax benefits as of December 31, 2023 and December 31, 2022 and does not expect this to change significantly over the next 12 months. In accordance with generally accepted accounting principles, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2023, the Company has not accrued any interest or penalties related to uncertain tax positions.

NOTE 15 — SUBSEQUENT EVENTS

On February 26, 2024, the Company entered into a Securities Purchase Agreement (“Agreement”) with Alpha. The transactions contemplated by the Agreement closed on February 27, 2024, at which time the Company delivered to Alpha the 2024 Debenture and the 2024 Warrant, as described below, and Alpha paid the Company a cash purchase price of $500,000 (less $25,000 for expense reimbursement). Pursuant to the Agreement, the Company issued to Alpha an 8% Convertible Debenture (the “2024 Debenture”) in the principal amount of $550,000. The Debenture has a maturity date of December 31, 2024 and is convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at $0.6111 per share, subject to adjustment as described in the 2024 Debenture (the “Conversion Price”). The Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum. The 2024 Debenture does not call for scheduled payments of principal or interest before the scheduled maturity date of December 31, 2024. Pursuant to the terms of the Agreement, the Company also issued to Alpha a 5-year common stock purchase warrant (the “2024 Warrant”) to purchase (at $0.26 per share) 900,016 shares of common stock of the Company. Under the Agreement, Alpha also has an option, exercisable until July 1, 2024, to purchase from the Company up to an additional $1,100,000 in principal amount of 2024 Debentures of like tenor, together with up to an additional 1,800,032 2024 Warrants of like tenor, which would (if and when Alpha exercises such option) provide us up to an additional $1.0 million in cash proceeds (less expense reimbursement, and not including any possible cash proceeds from any future exercise of the additional 2024 Warrants). We granted Alpha “piggyback” registration rights for the common shares underlying the 2024 Debenture and the 2024 Warrant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, the end of the year covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the continuing material weakness described below, our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective.

Description of Material Weaknesses

In connection with the audit of our financial statements as of and for the year ended December 31, 2023, we identified material weaknesses related to a lack of sufficient number of personnel within our accounting function to adequately segregate duties, and we have not designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to financial accounting systems.

We lack the resources to employ additional personnel to help mitigate these material weaknesses and we foresee that these material weaknesses will not be remediated until we receive additional funding to support our accounting department.

Remediation of Material Weakness

We cannot assure you that these or other measures will fully remediate the material weakness in a timely manner. Notwithstanding the identified material weakness, our management believes that the consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Our board of directors currently consists of six members, each of whose current term of office as a director expires at the 2024 annual meeting of stockholders. Biographical information with respect to our directors is provided below.

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

Name	Position with the Company	Age	Director Since
Michael Poirier	Chairman and Chief Executive Officer	68	2020
Richard David	Director	64	2020
Sidney Emery, Jr.	Director	77	2020
Matthew Korenberg	Director	49	2020
Kurt Kruger	Director	68	2020
Ira Ritter	Director	75	2008

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

Sidney W. Emery, Jr. Mr. Emery is a seasoned executive in manufacturing, distribution and supply chain management. He served as Chairman and Chief Executive Officer of MTS Systems Corporation (Nasdaq-GS: MTSC), a leading global supplier of mechanical testing systems and high-performance industrial position sensors. Mr. Emery served on the Board of Directors of Allete, Inc. (NYSE: ALE), a Minnesota-based utilities and energy company, from 2006 to 2018. Mr. Emery chairs the University of St. Thomas College of Engineering Board of Governors. Mr. Emery holds a PhD in Industrial Engineering from Stanford University and a B.S. in Engineering from the US Naval Academy.

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

Kurt H. Kruger. Mr. Kruger has enjoyed a 30-year career in medical technology. His deep involvement in the field has ranged from product design and development as a biomedical engineer to raising capital for, and following, publicly traded medical product companies as an equities research analyst. As a marketing manager at Guidant, now a part of Boston Scientific, he developed the launch plans for the first-ever implantable defibrillator. As a securities analyst he led Hambrecht & Quist’s efforts in providing venture funds for, and then taking public, Ventritex, which was later acquired by St. Jude Medical/Abbott. After H&Q, Mr. Kruger worked as an analyst for Montgomery Securities and Bank of America. Across 20 years of research work, Mr. Kruger has overseen the IPOs of over 30 medical products companies. Later he headed up the Life Sciences banking effort for WR Hambrecht & Co. Mr. Kruger received a Sc.B. degree in Biomedical Engineering from Brown University; a Master’s degree in Bioengineering from the University of Michigan; and a business degree (S.M.) from the Sloan School at the Massachusetts Institute of Technology (MIT). He also completed the premedical post-baccalaureate program at Columbia University.

Mr. Kruger’s long experience in investment banking and securities analysis with a life sciences focus contributed to our board of directors’ conclusion that he should serve as a director of our company.

Ira E. Ritter. Mr. Ritter served as Co-Founder, Chief Strategic Officer and Executive Chairman of the Company during its Ritter Pharmaceuticals, Inc. phase, from its inception in 2004 through the formation of the Ritter Pharmaceuticals, Inc. corporate entity in 2008 and served in those positions with Ritter Pharmaceuticals, Inc. from 2008 until the May 22, 2020 reverse recapitalization transaction (the “Reverse Recapitalization Transaction”) in which Ritter Pharmaceuticals, Inc. changed its name to Qualigen Therapeutics, Inc. Mr. Ritter has extensive experience creating and building diverse business enterprises and since 1987 through Andela Corporation, of which he is the CEO, has provided corporate management, strategic planning and financial consulting for a wide range of market segments including; health product related national distribution and private label production, television and publishing. He assisted taking Ritter Pharmaceuticals, Inc. public on Nasdaq and Martin Lawrence Art Galleries public on the New York Stock Exchange. Since 2010, Mr. Ritter has also acted as a managing partner of Stonehenge Partners, LLC. Mr. Ritter has a long history of public service that includes appointments by three Governors to several State of California Commissions including eight years as Commissioner on the California Prison Industry Authority.

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

Committees of the Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a charter. Copies of each committee’s charter are posted on the Investor Relations section of our website, which is located at www.qlgntx.com.

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

EXECUTIVE OFFICERS

The following table sets forth information about our current executive officers.

Name	Age	Position with the Company
Michael Poirier	68	Chairman and Chief Executive Officer
Christopher Lotz	59	Chief Financial Officer, Vice President of Finance

Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

For the biography of Mr. Poirier, please see “Board of Directors” above.

Christopher L. Lotz | Chief Financial Officer, Vice President of Finance. Mr. Lotz joined Qualigen, Inc. as Director of Finance in 2002 and was promoted to his current role of Chief Financial Officer, Vice President of Finance in 2003. He became an officer of the Company at the time of the Reverse Recapitalization Transaction in 2020. Before joining Qualigen, Inc. Mr. Lotz spent the previous 15 years serving in financial leadership positions with Bexcom, an Asian-based software developer, California Furniture Collections, Inc., a custom furniture manufacturer, and Group Publishing, Inc., an educational media publisher. Mr. Lotz holds a B.S. in Business Administration from Colorado State University.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11. Executive Compensation.

Summary Compensation Table (2023 and 2022)

The following table sets forth the compensation paid to or earned by our named executive officers for the periods presented.

Name and Principal Position	“Year”	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Michael Poirier, Chairman and Chief Executive Officer	2023	512,635	118,174	—	1,889	632,698
	2022	575,000	—	145,274	8,180	728,454

Tariq Arshad, Former Chief Medical Officer and Senior Vice President (3)	2023	356,615	101,231	—	5,326	463,172
	2022	400,000	—	39,512	138	439,650

Amy Broidrick, Former President, Chief Strategy and Operating Officer(4)	2023	194,017	—	—	371,454	565,470
	2022	450,000	—	50,359	7,642	508,001

(1)	The amounts reported in this column reflect the aggregate grant date fair value of the option awards granted during 2022, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (“ASC 718”). Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included in this Annual Report. These amounts do not reflect the actual economic value that may be realized by the executive officers upon the exercise of the stock options or the sale of the common stock underlying such stock options. There were no option awards granted during 2023.
(2)	The amounts reported in this column represent 401(k) matching contributions and life insurance premiums paid by us for Mr. Poirier and Dr. Arshad, and $1,316 in 401(k) matching contributions and life insurance premiums paid by us for Ms. Broidrick, and $370,138 in severance compensation for Ms. Broidrick.
(3)	Dr. Arshad resigned from his role as Chief Medical Officer and Senior Vice President effective February 25, 2024.
(4)	Ms. Broidrick resigned from her role as President, Chief Strategy and Operating Officer and as a Director effective June 16, 2023. The 2023 “Salary” for Ms. Broidrick includes amounts we paid through June 16, 2023. The 2023 “All Other Compensation” for Ms. Broidrick includes $370,138 of severance compensation.

Executive Employment Agreements

Employment Agreement with Michael Poirier

Mr. Poirier is party to an Executive Employment Agreement dated February 1, 2017, as amended January 9, 2018 (the “Poirier Employment Agreement”). The Poirier Employment Agreement had an initial three-year term and is now automatically renewed for successive one-year periods unless either party gives notice of nonrenewal at least 90 days before the end of such a one-year period.

Under the terms of the Poirier Employment Agreement, Mr. Poirier is entitled to an annual base salary of at least $315,000, is eligible to participate in the Company’s bonus plans, benefit programs and medical benefits, is eligible for certain event-based bonuses (including for “Liquidity Event” acquisition transactions), and is entitled to four weeks of vacation per year. If Mr. Poirier’s employment is terminated without Cause or he resigns for Good Reason (as such terms are defined in the Poirier Employment Agreement), and he provides a general release to the Company, he will be entitled to one year of salary continuation plus the cost of COBRA coverage continuation for such one year period. In May 2021, our board of directors and its compensation committee increased Mr. Poirier’s annual base salary to $575,000. On January 13, 2023, the Company’s board of directors, as part of certain cost-cutting measures, approved a temporary 20% reduction to the base salaries of all executive officers of the Company. Accordingly, on January 16, 2023, Mr. Poirier’s base salary was reduced to $460,000; it was subsequently restored in August 2023.

Employment Agreement with Christopher Lotz

Mr. Lotz is party to an Executive Employment Agreement dated February 1, 2017, as amended January 9, 2018 (the “Lotz Employment Agreement”). The Lotz Employment Agreement had an initial three-year term and is now automatically renewed for successive one-year periods unless either party gives notice of nonrenewal at least 90 days before the end of such a one-year period.

Under the terms of the Lotz Employment Agreement, Mr. Lotz is entitled to an annual base salary of at least $225,000, is eligible to participate in the Company’s bonus plans, benefit programs and medical benefits, is eligible for certain event-based bonuses (including for “Liquidity Event” acquisition transactions), and is entitled to four weeks of vacation per year. If Mr. Lotz’s employment is terminated without Cause or he resigns for Good Reason (as such terms are defined in the Lotz Employment Agreement), and he provides a general release to the Company, he will be entitled to 180 days of salary continuation plus the cost of COBRA coverage continuation for such 180 day period. In May 2021, our board of directors and its compensation committee increased Mr. Lotz’s annual base salary to $300,000. On January 13, 2023, the Company’s board of directors, as part of certain cost-cutting measures, approved a temporary 20% reduction to the base salaries of all executive officers of the Company. Accordingly, on January 16, 2023, Mr. Lotz’s base salary was reduced to $240,000; it was subsequently restored in August 2023.

Offer Letter with Tariq Arshad

Under the terms of his hire offer letter with the Company, dated May 17, 2021, Dr. Arshad was entitled to an annual base salary of at least $400,000. He received a cash signing bonus of $25,000 when he joined the Company, was eligible to receive annual cash bonuses equal to an amount up to 40% of his annualized base salary, and is entitled to four weeks of vacation per year. Under the terms of his hire offer letter, if Dr. Arshad’s employment is terminated without Cause or he resigns for Good Reason, and he provides a general release to the Company, he will be entitled to 180 days of salary continuation plus the cost of COBRA coverage continuation for such 180 day period.

On February 25, 2024, Dr. Arshad resigned from his position as the Company’s Chief Medical Officer and Senior Vice President. He did not assert that the resignation was for Good Reason and he did not provide a general release to the Company.

Employment Agreement with Amy Broidrick

Ms. Broidrick was party to an Executive Employment Agreement with Qualigen, Inc., a former wholly-owned subsidiary of the Company, dated December 10, 2021. On May 16, 2023, Ms. Broidrick resigned from all officer and director positions with the Company and its subsidiaries, which became effective June 16, 2023 (the “Separation Date”). Ms. Broidrick’s departure was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. In connection with her termination of employment, on June 20, 2023, Qualigen, Inc, entered into a separation agreement and general release with Ms. Broidrick, which became effective after a 7 day revocation period following Ms. Broidrick’s signing of it, on June 24, 2023. Under the terms of the Separation Agreement, Qualigen, Inc. was obligated to provide Ms. Broidrick severance in the form of continued salary pay at the rate then in effect on the Separation Date ($360,000 per annum) for a period of 12 months following the Separation Date, subject to applicable withholding, and payment or reimbursement for the cost of COBRA continuation medical and dental insurance coverage for 12 months following the Separation Date, less any required taxes or withholdings. Upon the July 20, 2023 closing of our sale of Qualigen, Inc., Chembio (as the new parent company of Qualigen, Inc.) undertook the remaining severance liability to Ms. Broidrick.

Stock Incentive Plan

The material terms of our 2020 Stock Equity Incentive Plan (as amended, the “2020 Plan”) are outlined below. This summary is qualified in its entirety by reference to the complete text of the 2020 Plan, which is incorporated herein by reference.

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

Outstanding Equity Awards at December 31, 2023

The following table presents the outstanding stock options and compensatory warrants held by each of the named executive officers as of December 31, 2023. There were no direct stock awards, restricted stock units or stock appreciation rights outstanding at December 31, 2023. All pre-2020 “option” awards shown were initially issued as Qualigen, Inc. Series C Warrants, and became warrants exercisable instead for our common stock (at an adjusted exercise price) upon the Reverse Recapitalization Transaction. The share numbers and exercise prices in the table below reflect the reverse stock split, which was effected by the Company on November 23, 2022 (the “Reverse Stock Split”).

	Equity Awards
Name	Grant Date	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable		Exercise Price ($)	Expiration Date
Michael Poirier	7/11/2022	12,500	25,000	(1)	5.14	7/11/2032
	6/5/2020	100,000	—		51.30	6/5/2030
	9/22/2016	1,443	—		25.41	9/22/2026
	3/3/2015	2,214	—		25.41	3/2/2025
	8/2/2014	2,984	—		20.66	8/2/2024
	1/31/2014	2,214	—		20.66	1/31/2024

Tariq Arshad	7/11/2022	3,400	6,800	(1)	5.14	7/11/2032
	12/8/2021	20,000	10,000	(2)	12.40	5/17/2031
	5/17/2021	6,667	3,333	(1)	18.00	5/17/2031

Amy Broidrick	7/11/2022	—	13,000	(3)	5.14	7/11/2032
	12/8/2021	—	30,000	(3)	12.40	12/8/2031
	12/7/2020	—	15,000	(3)	35.20	12/7/2030
	8/27/2020	—	5,000	(3)	47.00	8/27/2030

(1)	Shares underlying the stock option vest over three years in three equal annual installments from the date of grant.

(2)	Shares underlying the stock option vest over three years in three equal annual installments from the vesting commencement date of May 17, 2021.

(3)	Following Ms. Broidrick’s termination of employment on June 16, 2023, she did not exercise any vested stock options, and all of her equity awards were subsequently forfeited.

Pay Versus Performance (PVP)

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our principal executive officer (“PEO”) and named executive officers (“NEOs”) for each of the fiscal years ended December 31, 2023, 2022, and 2021, and our financial performance. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at the Company for each such fiscal year.

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

Pay Versus Performance Table

In accordance with the SEC’s new PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2023, 2022, and 2021, and our financial performance for each such fiscal year:

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for non-PEO Named Executive Officers	Average Compensation Actually Paid to non-PEO Named Executive Officers	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss Attributable to Qualigen Therapeutics, Inc. (millions)
2023	$632,698	$612,865	$514,321	$488,856	$1.83	$(13.4)
2022	728,454	262,274	473,826	121,235	4.29	(18.6)
2021	742,279	(753,431)	811,499	609,691	38.21	(17.9)

The principal executive officer (“PEO”) in 2023, 2022, and 2021 was Michael Poirier, our Chairman and Chief Executive Officer. The Non-PEO NEOs in 2023, 2022, and 2021 were Amy Broidrick, who was our President, Chief Strategy and Operating Officer, and Tariq Arshad, who was our Chief Medical Officer and Senior Vice President. The CAP was calculated beginning with the NEOs SCT total. The following amounts were deducted from and added to the applicable SCT total compensation:

	SCT Total	Stock awards deducted from SCT	Increase for fair value of awards granted during the year that remain unvested as of year end	Decrease in fair value from prior year-end to current year-end for awards granted in prior years and unvested as of year end	Decrease in fair value from prior year-end to current year vesting date for awards granted in prior years	Total CAP
	(A)	(B)	(C )	(D)	(E )	A-B+C+D+E
PEO
2023	$632,698	$-	$-	$(13,650)	$(6,183)	$612,865
2022	728,454	(145,274)	31,387	(218,695)	(133,598)	262,274
2021	742,279	-	-	(1,236,534)	(259,176)	(753,431)

Average Non-PEO NEO
2023	$514,321	$-	$-	$(23,708)	$(1,757)	$488,856
2022	473,826	(44,936)	9,709	(218,541)	(98,823)	121,235
2021	811,499	(363,370)	314,858	(104,300)	(48,997)	609,691

The fair value of stock options reported for CAP purposes in columns (B), (C), (D) and (E) above was estimated using a Black-Scholes option pricing model for the purposes of this PVP calculation in accordance with SEC rules. This model uses both historical data and current market data to estimate the fair value of options and requires several assumptions. The assumptions used in estimating fair value for awards granted during 2022 were as follows: volatility 102%, expected life 5.99 years, expected dividend yield 0%, risk-free rate 3.04%. The assumptions used in estimating fair value for awards granted during 2021 and prior were as follows: volatility 102%, expected life 5.99 years, expected dividend yield 0%, risk-free rate 0.42% - 1.43%. There were no awards granted in 2023.

Analysis of Information Presented in the Pay versus Performance Table

Our executive compensation program reflects a variable pay-for-performance philosophy. While we utilize several performance measures to align executive compensation with Company performance, all of those Company measures are not presented in the Pay versus Performance table. Moreover, we generally seek to incentivize long-term performance, and therefore we do not specifically align our performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. Further, we do not have the right to (without the executive’s consent) reduce an executive’s salary for a particular year to an amount lower than is provided for in any employment agreement with the executive which covers such year.  In accordance with SEC rules, we provide the following narrative disclosure:

Compensation Actually Paid and Cumulative Total Stockholder Return

Compensation actually paid to our PEO increased from ($753,431) in 2021 to $262,274 in 2022, and further increased to $612,865 in 2023. Average compensation actually paid to our named executive officers other than our PEO decreased from $609,691 in 2021 to $121,235 in 2022, and increased to $488,856 in 2023. Over the same period, the value of an investment of $100 in our common stock on the last trading day of 2020 decreased by $61.79 to $38.21 during 2021, further decreased by $33.92 to $4.29 during 2022, and further decreased by $2.46 during 2023, for a total decrease over 2021, 2022, and 2023 of $98.17.

Compensation Actually Paid and Net Loss

Compensation actually paid to our PEO increased from ($753,431) in 2021 to $262,274 in 2022, and further increased to $612,865 in 2023. Average compensation actually paid to our named executive officers other than our PEO decreased from $609,691 in 2021 to $121,235 in 2022, and increased to $488,856 in 2023. Over the same period, our net loss increased by $0.7 million during 2022 (from a net loss in 2021 of $17.9 million to a net loss in 2022 of $18.6 million), and decreased by $5.2 million during 2023 (from a net loss in 2022 of $18.6 million to a net loss in 2023 of $13.4 million).

Compensation of Directors

For 2023, our non-employee directors were eligible to receive $35,000 in annual cash compensation. The Audit Committee chair was eligible to receive additional annual cash compensation of $15,000 and the other Board committee chairs were eligible to receive additional annual cash compensation of $10,000. Each non-chair member of each Board committee was eligible to receive additional annual cash compensation of $7,500 (Audit Committee) and $5,000 (other Committees). On January 13, 2023, the Company’s board of directors, as part of certain cost-cutting measures, approved a temporary 20% reduction to the compensation of all directors of the Company effective January 1, 2023. On August 1, 2023 the Company’s board of directors approved the reinstatement of the compensation of all directors of the Company to the above amounts effective August 1, 2023. Non-employee directors did not receive stock option grants during 2023. The amounts in the table below represent fees actually paid in cash during 2023 and include some fees earned in 2022.

Compensation paid to Mr. Poirier and Ms. Broidrick is presented as part of the “Summary Compensation Table” above, rather than here. Our employee directors do not receive compensation for their service as directors.

Name of Director	Fees Paid in Cash ($)	Option Awards ($)	All other compensation ($)	Total ($)
Richard David	40,000	—	—	40,000
Sidney Emery, Jr.	46,000	—	—	46,000
Matthew Korenberg	42,000	—	—	42,000
Kurt Kruger	40,000	—	—	40,000
Ira Ritter	16,333	—	—	16,333

As of December 31, 2023, all non-employee directors had been paid for compensation earned through July 31, 2023.

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

We have adopted a formal claw-back policy for the recovery of incentive-based executive compensation erroneously awarded to executive officers based on misstated financial reporting measures.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 2024 by:

●	our named executive officers;

●	our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days after March 25, 2024, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of beneficial ownership of our common stock is calculated based on an aggregate of 6,307,371 shares outstanding as of March 25, 2024.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Qualigen Therapeutics, Inc., 5857 Owens Avenue, Suite 300, Carlsbad, California 92008 USA.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Five Percent Stockholders
Alpha Capital Anstalt (1)	700,041	9.99%

Executive Officers, Directors and Director Nominees
Michael Poirier (2)	142,376	2.2%
Christopher Lotz (3)	72,353	1.1%
Richard David (4)	7,219	*%
Sidney Emery, Jr. (5)	8,302	*%
Matthew Korenberg (6)	6,334	*%
Kurt Kruger (7)	9,019	*%
Ira Ritter (8)	6,738	*%

All current executive officers and directors as a group (7 persons)(9)	252,341	3.9%

* Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	Includes shares of common stock issuable upon the exercise of warrants or conversion of its convertible debentures; Alpha Capital Anstalt would not be permitted to convert or exercise all or any portion of its warrants or debentures to the extent that such conversion or exercise would result in Alpha Capital Anstalt (and its affiliates) beneficially owning more than 9.99% of the number of shares of Company common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion/exercise. Konrad Ackermann has voting and investment power over the shares held by Alpha Capital Anstalt.

(2)	Includes 112,500 shares of common stock exercisable within 60 days under outstanding stock options and 8,855 shares of common stock exercisable within 60 days under outstanding warrants.

(3)	Includes 63,333 shares of common stock exercisable within 60 days under outstanding stock options and 7,766 shares of common stock exercisable within 60 days under outstanding warrants.

(4)	Includes 6,334 shares of common stock exercisable within 60 days under outstanding stock options and 885 shares of common stock exercisable within 60 days under outstanding warrants.

(5)	Includes 6,334 shares of common stock exercisable within 60 days under outstanding stock options.

(6)	Includes 6,334 shares of common stock exercisable within 60 days under outstanding stock options.

(7)	Includes 6,334 shares of common stock exercisable within 60 days under outstanding stock options and 885 shares of common stock exercisable within 60 days under outstanding warrants.

(8)

Includes 6,334 shares of common stock exercisable within 60 days under outstanding stock options. Also includes shares of common stock held in a retirement plan trust of which Ira Ritter and his spouse are trustees; and also includes shares beneficially owned by Stonehenge Partners. As a managing partner of Stonehenge Partners, Ira Ritter may be deemed the beneficial owner of these shares.

(9)	Includes 207,503 shares of common stock exercisable within 60 days under outstanding stock options and 18,391 shares of common stock exercisable within 60 days under outstanding warrants.

Equity Compensation Plan Information

The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	398,924	$35.21	356,791
Equity compensation plans not approved by stockholders (1)	119,046	$10.35	—
Total	517,970	$29.50	356,791

(1)	Consists of shares of common stock issuable upon the exercise of compensatory warrants granted to service providers.

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

On May 26, 2022, the Company acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex, Ltd. (“NanoSynex”) from Alpha a related party, in exchange for 350,000 reverse split adjusted shares of the Company’s common stock and a prefunded warrant to purchase 331,464 reverse split adjusted shares of the Company’s common stock at an exercise price of $0.001 per share. These warrants were subsequently exercised on September 13, 2022.

On December 21 and 22, 2022, we entered into a Securities Purchase Agreement with Alpha and in exchange for $3,000,000 in cash (less $50,000 for expense reimbursement) issued to Alpha the 2022 Debenture, plus 2,500,000 common stock warrants exercisable (from June 22, 2023 through June 22, 2028) at $1.65 per share. Commencing June 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) December 22, 2025 and (ii) the full redemption of the 2022 Debenture (each such date, a “Monthly Redemption Date”), we must redeem $110,000 plus accrued but unpaid interest, liquidated damages and any amounts then owing under the 2022 Debenture (the “Monthly Redemption Amount”). The Monthly Redemption Amount must be paid in cash; provided that after the first two monthly redemptions, we may (if the Equity Conditions, as defined in the 2022 Debenture, are then satisfied or have been waived) elect to pay all or a portion of a Monthly Redemption Amount in shares of our common stock, based on a conversion price equal to the lesser of (i) the then applicable conversion price of the 2022 Debenture and (ii) 85% of the average of the VWAPs (as defined in the 2022 Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date.

The 2022 Debenture accrues interest at the rate of 8% per annum, which began accruing on December 1, 2023, and will be payable on a quarterly basis. Interest may be paid in cash or shares of common stock or a combination thereof at our option; provided that the Equity Conditions have been satisfied.

The 2022 Debenture is convertible into our common stock at any time at the holder’s option; the conversion price was originally $1.32.

Other than the Monthly Redemption Amounts, the 2022 Debenture does not call for scheduled payments of principal before the scheduled maturity date.

Both the 2022 Debenture and the accompanying warrants provide for “ratchet” antidilution adjustments to their conversion price and exercise price.

Both the 2022 Debenture and the accompanying warrants include a beneficial ownership blocker of 9.99%, which may only be waived by Alpha upon 61 days’ notice to the Company.

On December 5, 2023, we and Alpha entered into an Amendment No. 1 with regard to Securities Purchase Agreement, under which the conversion price of the 2022 Debenture and the exercise price of the associated warrants were reduced to $0.73 per share, in exchange for Alpha permitting us to make certain Monthly Redemption Amount payments in the form of our stock rather than in cash even though the Equity Conditions were not satisfied (which would otherwise have prevented payment in the form of stock). In addition, such Amendment revised certain provisions of the 2,500,000 common stock warrants to (i) limit the circumstances which would trigger a potential adjustment to the exercise price of the 2,500,000 common stock warrants and (ii) clarify the treatment of the 2,500,000 common stock warrants upon a “Fundamental Transaction.” (The purpose of these revisions was to remove the terms that caused the 2,500,000 common stock warrants to be liability-classified under U.S. GAAP).

The new $0.73 per share conversion/exercise price triggered a “ratchet” antidilution adjustment in the Company’s outstanding “exploding” “Series C Warrants,” resulting in such Series C Warrants becoming exercisable for 455,623 common shares (at an exercise price of $0.73 per share), as opposed to the 251,971 common shares into which such outstanding Series C Warrants would have been exercisable (at $1.32 per share) pre-adjustment. Finally, the $0.73 per share price triggered a “ratchet” antidilution adjustment in the exercise price of other outstanding Company common stock warrants, including 7,084 warrants held by Alpha and 67,620 warrants held by other persons, all of which were previously exercisable at $1.32 per share.

In February 26 and 27, 2024, we entered into a Securities Purchase Agreement with Alpha and in exchange for $500,000 in cash (less $25,000 for expense reimbursement) issued to Alpha an 8% Convertible Debenture with a face amount of $550,000 due on December 31, 2024 (the “2024 Debenture”), plus 900,016 5-year common stock warrants exercisable at $0.26 per share. In addition, per this Securities Purchase Agreement Alpha obtained an option to purchase additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 1,800,032 additional warrants), which would (if and when Alpha exercises such option) provide us up to an additional $1.0 million in cash proceeds (less expense reimbursement, and not including any possible cash proceeds from any future exercise of the additional warrants). This option is valid through July 1, 2024.

The 2024 Debenture has a maturity date of December 31, 2024 and is convertible, at any time, and from time to time, at Alpha’s option, into shares of our common stock, at $0.6111 per share. The 2024 Debenture does not call for scheduled payments of principal or interest before the scheduled maturity date. Interest on the 2024 Debenture accrues on its outstanding principal balance at the rate of 8% per annum.

Both the 2024 Debenture and the accompanying warrants provide for “ratchet” antidilution adjustments to their conversion price/exercise price.

Both the 2024 Debenture and the accompanying warrants include a beneficial ownership blocker of 9.99%, which may only be waived by Alpha upon 61 days’ notice to the Company.

We granted Alpha “piggyback” registration rights for the common shares underlying the 2024 Debenture and the accompanying warrants.

The $0.26 exercise price of the warrants issued with the 2024 Debenture triggered a “ratchet” antidilution adjustment in the 2022 Debenture, resulting in the then current $1,198,922 principal amount thereof becoming convertible into 4,611,238 shares of Company common stock (as opposed to the 1,642,359 shares into which such outstanding principal amount were convertible pre-adjustment). Also, the $0.26 exercise price of the warrants issued with the 2024 Debenture triggered a “ratchet” antidilution adjustment in the Company’s outstanding “exploding” “Series C Warrants,” resulting in such Series C Warrants becoming exercisable for 1,279,261 common shares (at an exercise price of $0.26 per share), as opposed to the 455,623 common shares into which such outstanding Series C Warrants would have been exercisable (at $0.73 per share) pre-adjustment. Finally, the $0.26 exercise price of the warrant triggered a “ratchet” antidilution adjustment in the exercise price of other outstanding Company common stock warrants, including 2,507,048 warrants held by Alpha and 67,620 warrants held by other persons, all of which were previously exercisable at $0.73 per share.

In connection with her termination of employment, on June 20, 2023, Qualigen, Inc., a former wholly-owned subsidiary of the Company, signed a separation agreement and general release (the “Separation Agreement”) with Amy Broidrick, which became effective on June 24, 2023.

Under the terms of the Separation Agreement, Qualigen, Inc. provided Ms. Broidrick with (i) $16,637 in cash compensation, less applicable withholdings for federal and state income and employment taxes, which represented Ms. Broidrick’s accrued but unpaid salary and vacation pay through the Separation Date, and reimbursement of certain expenses incurred by Ms. Broidrick, (ii) severance in the form of continued salary pay to Ms. Broidrick at the rate then in effect on the Separation Date ($360,000 per annum) for a period of 12 months following the Separation Date, subject to applicable withholding, and (iii) payment or reimbursement for the cost of COBRA continuation medical and dental insurance coverage for 12 months following the Separation Date, less any required taxes or withholdings. In addition, Ms. Broidrick is entitled to any rights or benefits under Qualigen Inc.’s employee benefit plans, to the extent earned and vested, and had three months from the Separation Date to exercise any vested stock options. Ms. Broidrick did not exercise any vested stock options.

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

Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors determined that each of Messrs. David, Emery, Korenberg, Kruger and Ritter are independent under the applicable rules and regulations of Nasdaq. In making such determinations, the board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence.

Item 14. Principal Accounting Fees and Services.

Baker Tilly US, LLP (“Baker Tilly”) serves as the Company’s independent registered public accounting firm and has served in that capacity since June 2018.

The Audit Committee considered the independence of Baker Tilly and whether the audit services Baker Tilly provided to the Company are compatible with maintaining that independence. The Audit Committee has adopted procedures by which the Audit Committee must approve in advance all services provided by and fees paid to the Company’s independent registered public accounting firm. The advance approval requirement was not waived in any instance during 2023 or 2022.

Fees and Services of Baker Tilly US, LLP

The following table sets forth the aggregate fees billed to the Company by Baker Tilly for the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees(1)	$495,955	$411,362
Audit-Related Fees	—	—
Tax Fees (2)	18,789	35,050
All Other Fees	—	—
Total	$514,744	$446,412

(1)	Audit fees consisted of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews and registration statements.

(2)	These fees were incurred for professional services rendered in connection with tax compliance, tax advice, and tax planning. These services included income tax compliance and related tax services.

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

For the years ended December 31, 2023 and 2022, all audit services and the corresponding fees were approved by our Audit Committee.

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

3. Exhibits. See EXHIBIT INDEX

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement dated July 20, 2023 with Chembio Diagnostics, Inc., Biosynex, S.A. and Qualigen, Inc.	8-K	001-37428	2.1	7/26/2023

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 29, 2020	8-K	001-37428	3.1	5/29/2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.4	5/29/2020

3.8	Amended and Restated Bylaws of the Company, as of August 10, 2021	8-K	001-37428	3.1	8/13/2021

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 21, 2022	8-K	001-37428	3.1	11/22/2022

4.1	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020	8-K	001-37428	10.13	5/29/2020

4.2	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	5/29/2020

4.3	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	7/10/2020

4.4	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	8/4/2020

4.5	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	12/18/2020

4.6	“Deferred” Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	12/18/2020

4.7	Form of liability classified Warrant to Purchase Common Stock	10-K	001-37428	4.13	3/31/2021

4.8	Form of “service provider” compensatory equity classified Warrant	10-K	001-37428	4.14	3/31/2021

4.9	Description of Common Stock	10-K/A	001-37428	4.9	7/7/2023

4.10	Amended and Restated Common Stock Purchase Warrant to GreenBlock Capital LLC, dated April 25, 2022	10-Q	001-37428	4.15	5/13/2022

4.11	Amended and Restated Common Stock Purchase Warrant to Christopher Nelson, dated April 25, 2022	10-Q	001-37428	4.16	5/13/2022

4.12	Common Stock Purchase Warrant for 2,500,000 shares in favor of Alpha Capital Anstalt, dated December 22, 2022	8-K	001-37428	4.1	12/22/2022

10.1+	Executive Employment Agreement, by and between Qualigen, Inc. and Michael Poirier, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.1	5/29/2020

10.2+	Executive Employment Agreement, by and between Qualigen, Inc. and Christopher Lotz, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.2	5/29/2020

10.4+	2020 Stock Equity Incentive Plan	8-K	001-37428	10.20	5/29/2020

10.5+	Standard template of Stock Option Agreement for use under 2020 Stock Incentive Plan	8-K	001-37428	10.1	6/11/2020

10.10	Exclusive License Agreement (RAS) between the Company and University of Louisville Research Foundation, Inc., dated as of July 17, 2020	8-K	001-37428	10.4	8/4/2020

10.11	Amendment 1 to the Exclusive License Agreement (RAS), by and between Qualigen, Inc. and University of Louisville Research Foundation, Inc., dated March 16, 2021	10-K	001-37428	10.11	5/2/2023

10.15	Novation Agreement (RAS) among the Company, Qualigen, Inc. and University of Louisville Research Foundation, Inc. dated January 30, 2021	10-Q	001-37428	10.1	5/14/2021

10.17+	Hire offer letter from the Company to Tariq Arshad, dated April 22, 2021	10-Q	001-37428	10.1	8/16/2021

10.20	License Agreement with UCL Business Limited dated January 12, 2022	10-K	001-37428	10.55	3/31/2022

10.21	First Deed of Variation to License Agreement with UCL Business Limited dated March 30, 2022	10-K	001-37428	10.21	5/2/2023

10.22	Series B Preferred Share Purchase Agreement between the Company and NanoSynex Ltd. dated April 29, 2022	10-Q	001-37428	10.1	5/13/2022

10.23	Share Purchase Agreement between the Company and Alpha Capital Anstalt dated April 29, 2022	10-Q	001-37428	10.2	5/13/2022

10.24	Master Agreement for the Operational and Technological Funding of NanoSynex between Qualigen Therapeutics, Inc. and NanoSynex Ltd., dated May 26, 2022	8-K	001-37428	10.1	6/2/2022

10.25+	Qualigen Therapeutics, Inc. 2022 Employee Stock Purchase Plan	10-Q	001-37428	10.1	11/14/2022

10.26+	Amendment No. 2 to the 2020 Stock Incentive Plan of Qualigen Therapeutics, Inc.	8-K	001-37428	10.1	11/22/2022

10.27+	Amendment No. 1 to the 2022 Employee Stock Purchase Plan of Qualigen Therapeutics, Inc.	8-K	001-37428	10.2	11/22/2022

10.28	Securities Purchase Agreement, dated December 21, 2022, by and between Qualigen Therapeutics, Inc. and Alpha Capital Anstalt	8-K	001-37428	10.1	12/22/2022

10.29	8% Senior Convertible Debenture Due December 22, 2025 in favor of Alpha Capital Anstalt	8-K	001-37428	10.2	12/22/2022

10.30	Registration Rights Agreement, dated December 22, 2022, by and between Qualigen Therapeutics, Inc. and Alpha Capital Anstalt	8-K	001-37428	10.3	12/22/2022

10.31+	Letter to Michael Poirier, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.31	5/2/2023

10.32+	Letter to Amy Broidrick, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.32	5/2/2023

10.33+	Letter to Tariq Arshad, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.33	5/2/2023

10.34	Amendment No. 1 with regard to Securities Purchase Agreement dated December 5, 2023 with Alpha Capital Anstalt	8-K	001-37428	10.1	12/7/2023

10.35	Amendment and Settlement Agreement dated July 19, 2023 with NanoSynex, Ltd.	8-K	001-37428	10.1	7/26/2023

10.36+	Separation Agreement and General Release dated June 20, 2023 with Amy Broidrick	10-Q	001-37428	10.1	8/14/2023

14.1	Code of Business Conduct and Ethics	8-K	001-37428	14.1	5/29/2020

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: April 5, 2024
	By:	/s/ Christopher L. Lotz
	Name:	Christopher L. Lotz
	Title:	Vice President of Finance, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)
Date: April 5, 2024

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

Signature	Title	Date

/s/ Michael S. Poirier	Chairman of the Board, Chief Executive Officer	April 5, 2024
Michael S. Poirier	(Principal Executive Officer)

/s/ Christopher L. Lotz	Vice President of Finance, Chief Financial Officer	April 5, 2024
Christopher L. Lotz	(Principal Financial and Accounting Officer)

/s/ Richard A. David	Director	April 5, 2024
Richard A. David

/s/ Sidney W. Emery, Jr.	Director	April 5, 2024
Sidney W. Emery, Jr.

/s/ Matthew E. Korenberg	Director	April 5, 2024
Matthew E. Korenberg

/s/ Kurt H. Kruger	Director	April 5, 2024
Kurt H. Kruger

/s/ Ira E. Ritter	Director	April 5, 2024
Ira E. Ritter

