Form 10-Q
period 2024-06-30
Qualigen Therapeutics, Inc.
filed 2024-08-14
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 12,155,830 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$118,685	$401,803
Prepaid expenses and other current assets	415,725	764,964
Total current assets	534,410	1,166,767
Other assets	—	866,481
Total Assets	$534,410	$2,033,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,853,896	$2,222,983
Accrued expenses and other current liabilities	986,806	560,006
Warrant liabilities	260,276	54,600
Convertible debt	1,080,294	—
Convertible debt - related party	589,717	1,299,216
Derivative liabilities	23,588	—
Derivative liabilities - related party	17,696	—
Total current liabilities	4,812,273	4,136,805
Commitments and Contingencies (Note 10)
Stockholders’ Deficit
Qualigen Therapeutics, Inc. stockholders’ equity (deficit):
Common stock, $0.001 par value; 225,000,000 shares authorized; 9,613,899 and 5,362,128 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	47,514	43,262
Additional paid-in capital	116,086,316	114,655,565
Accumulated deficit	(120,411,693)	(116,802,384)
Total Stockholders’ Deficit	(4,277,863)	(2,103,557)
Total Liabilities & Stockholders’ Deficit	$534,410	$2,033,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
EXPENSES
General and administrative	$986,484	$2,427,066	$2,047,419	$3,796,068
Research and development	754,287	1,174,646	1,118,672	2,456,463
Total expenses	1,740,771	3,601,712	3,166,091	6,252,531

LOSS FROM OPERATIONS	(1,740,771)	(3,601,712)	(3,166,091)	(6,252,531)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(493,206)	(440,294)	(359,906)	(1,478,967)
Gain on change in fair value of derivative liabilities	(10,116)	—	(174,613)	—
Interest expense	263,560	377,416	400,117	921,652
Loss on issuance of convertible debt	—	—	358,279	—
(Gain) loss on voluntary conversion of convertible debt into common stock	(83,800)	—	(83,800)	1,077,287
Loss on monthly redemptions of convertible debt into common stock	61,655	—	208,852	—
Other income, net	(1,094)	(5,509)	(2,713)	(5,509)
Total other expense (income), net	(263,001)	(68,387)	346,216	514,463

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,477,770)	(3,533,325)	(3,512,307)	(6,766,994)

(BENEFIT) PROVISION FOR INCOME TAXES	(1,212)	4,036	(2,998)	5,429

NET LOSS FROM CONTINUING OPERATIONS	(1,476,558)	(3,537,361)	(3,509,309)	(6,772,423)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax	—	29,672	—	(842,515)
Loss on disposal of discontinued operations, net of tax	(100,000)	—	(100,000)	—
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(100,000)	29,672	(100,000)	(842,515)

NET LOSS	(1,576,558)	(3,507,689)	(3,609,309)	(7,614,938)

Net loss attributable to non-controlling interest from discontinued operations	—	(43,484)	—	(304,512)

Net loss available to Qualigen Therapeutics, Inc.	$(1,576,558)	$(3,464,205)	$(3,609,309)	$(7,310,426)
Deemed dividend arising from warrant down-round provision	$—	$—	$(60,017)	$—

Net loss attributable to Qualigen Therapeutics, Inc	$(1,576,558)	$(3,464,205)	$(3,669,326)	$(7,310,426)

Net loss per common share, basic and diluted - continuing operations	$(0.20)	$(0.70)	$(0.53)	$(1.35)
Net income (loss) per common share, basic and diluted - discontinued operations	$(0.01)	$0.01	$(0.01)	$(0.11)
Total net loss per common share, basic and diluted	$(0.21)	$(0.69)	$(0.54)	$(1.46)
Weighted-average number of shares outstanding, basic and diluted	7,603,252	5,052,463	6,773,533	5,006,050

Other comprehensive loss, net of tax
Net loss	$(1,576,558)	$(3,507,689)	$(3,609,309)	$(7,614,938)
Foreign currency translation adjustment from discontinued operations	—	(56,747)	—	119,473
Other comprehensive loss	(1,576,558)	(3,564,436)	(3,609,309)	(7,495,465)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	—	(43,484)	—	(304,512)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(1,576,558)	$(3,520,952)	$(3,609,309)	$(7,190,953)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	5,362,128	$43,262	$114,655,565	$(116,802,384)	$(2,103,557)
Monthly redemptions of convertible debt into common stock	1,138,535	1,138	545,094	—	546,232
Fair value of warrant modification for professional services	—	—	9,737	—	9,737
Stock-based compensation	—	—	58,651	—	58,651
Net loss	—	—	—	(2,032,751)	(2,032,751)
Balance at March 31, 2024	6,500,663	$44,400	$115,269,047	$(118,835,135)	$(3,521,688)
Voluntary conversion of convertible debt into common stock	1,400,000	1,400	278,801	—	280,201
Monthly redemptions of convertible debt into common stock	1,136,312	1,137	355,959	—	357,096
Stock issued upon partial exercise of warrants	576,924	577	149,423	—	150,000
Stock-based compensation	—	—	33,086	—	33,086
Net loss	—	—	—	(1,576,558)	(1,576,558)
Balance at June 30, 2024	9,613,899	$47,514	$116,086,316	$(120,411,693)	$(4,277,863)

			Additional	Accumulated Other		Total Qualigen Therapeutics, Inc.		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance at December 31, 2022	4,210,737	$42,110	$110,528,050	$50,721	$(103,385,172)	$7,235,709	$1,530,881	$8,766,590
Voluntary conversion of convertible debt into common stock	841,726	842	1,111,740	—	—	1,112,582	—	1,112,582
Stock-based compensation	—	—	247,657	—	—	247,657	4,569	252,226
Foreign currency translation adjustment	—	—	—	119,723	—	119,723	56,497	176,220
Net loss	—	—	—	—	(3,846,221)	(3,846,221)	(261,028)	(4,107,249)
Balance at March 31, 2023	5,052,463	$42,952	$111,887,447	$170,444	$(107,231,393)	$4,869,450	$1,330,919	$6,200,369
Stock-based compensation	—	—	667,383	—	—	667,383	4,728	672,111
Foreign currency translation adjustment	—	—	—	(38,553)	—	(38,553)	(18,194)	(56,747)
Net loss	—	—	—	—	(3,464,205)	(3,464,205)	(43,484)	(3,507,689)
Balance at June 30, 2023	5,052,463	$42,952	$112,554,830	$131,891	$(110,695,598)	$2,034,075	$1,273,969	$3,308,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,609,309)	$(7,614,938)
Loss from discontinued operations, net of tax	(100,000)	(842,515)
Loss from continuing operations	(3,509,309)	(6,772,423)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock-based compensation	91,737	886,442
Change in fair value of warrant liabilities	(359,906)	(1,478,967)
Change in fair value of derivative liabilities	(174,613)	—
(Gain) loss on voluntary conversion of convertible debt	(83,800)	1,077,287
Loss on monthly redemptions of convertible debt into common stock	208,852	—
Accretion of discount on convertible debt	322,717	787,517
Loss on issuance of convertible debt	358,279	—
Fair value of warrant modification for professional services	9,737	—

Changes in operating assets and liabilities:
Prepaid expenses and other assets	765,720	185,308
Accounts payable	(369,088)	630,288
Accrued expenses and other current liabilities	481,556	321,973
Net cash used in operating activities - continuing operations	(2,258,118)	(4,362,575)
Net cash used in operating activities - discontinued operations	—	(1,199,841)
Net cash used in operating activities	(2,258,118)	(5,562,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities - discontinued operations	350,000	(246,418)
Net cash provided by (used in) investing activities	350,000	(246,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of convertible notes payable	1,475,000	—
Proceeds from warrant exercises	150,000	—
Net cash provided by financing activities - continuing operations	1,625,000	—
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	1,625,000	—

Net change in cash and restricted cash	(283,118)	(5,808,834)
Effect of exchange rate changes on cash and restricted cash	—	115,803
Cash and restricted cash from continuing operations- beginning of period	401,803	3,165,985
Cash and restricted cash from discontinued operations - beginning of period	—	3,874,139
Less: cash and restricted cash from discontinued operations - end of period	—	(756,456)
Cash from continuing operations - end of period	$118,685	$590,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,020	$—
Taxes	$2,860	$—

NONCASH FINANCING AND INVESTING ACTIVITIES:
Monthly redemption of convertible debt into common stock	$903,329	$—
Voluntary conversion of convertible debt into common stock	$280,200	$1,112,582
Deemed dividend arising from warrant down-round provision	$60,017	$—
Exchange of derivative liability for warrant and convertible debt	$675,625	$—
Net transfers to equipment held for lease from inventory	$—	$35,971

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

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Accounting Estimates

Management uses estimates and assumptions in preparing its condensed consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant estimates relate to the estimated fair value of in-process research and development, goodwill, warrant liabilities, and stock-based compensation. Actual results could materially vary from the estimates that were used.

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

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the six months ended June 30, 2024 and 2023, no such impairment losses have been recorded.

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

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations and comprehensive loss. Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 7-Warrant Liabilities and Note 8- Convertible Debt).

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

Inflation and Global Economic Conditions

During the year ended 2023 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to government stimulus and recovery programs, government deficit spending and supply chain issues. The Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, the global economy suffers from slowing growth and rising interest rates, and some economists believe that there may be a global recession in the near future. If the global economy slows, the Company’s business may be adversely affected.

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

Accounting Standards

Other accounting standard updates are either not applicable to the Company or are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of June 30, 2024, we had approximately $119,000 in cash and an accumulated deficit of $120.4 million. For the six months ended June 30, 2024 and year ended December 31, 2023, we used cash of $2.3 million and $10.3 million, respectively, in operations.

The Company’s cash balances as of the date that these financial statements were issued, without additional financing, are expected to fund operations into the fourth quarter of 2024. The Company expects to continue to have net losses and negative cash flow from operations, which will challenge its liquidity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. In December 2022 the Company raised $3.0 million from the sale of an 8% Senior Convertible Debenture to Alpha and between February 2024 and April 2024 the Company raised $1.5 million from the sale of Convertible Debentures (see Note 8 - Convertible Debt - Related Party). In July 2024 the Company raised an additional $2.0 million from the sale of a nonconvertible 18% Senior Note. There can be no assurance that further financing can be obtained on favorable terms, or at all. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect the Company’s business prospects.

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

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Prepaid insurance	$382,229	$566,011
Other prepaid expenses	33,496	25,053
Prepaid research and development expenses	—	173,900
	$415,725	$764,964

NOTE 4 — OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Funds held in escrow	$—	$450,000
Long-term research and development deposits	—	416,481
	$—	$866,481

NOTE 5 — DISCONTINUED OPERATIONS

The summary of gain (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2023 are as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024			Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Qualigen, Inc.	NanoSynex	Total	Qualigen, Inc.	NanoSynex	Total	Qualigen, Inc.	NanoSynex	Total	Qualigen, Inc.	NanoSynex	Total

Loss on disposal of discontinued operations, net of tax	$—	$—	$—	$—	$—	$—	$113,694	$(84,022)	$29,672	$(262,478)	$(580,037)	$(842,515)
Income (loss) from discontinued operations, net of tax	(100,000)	—	(100,000)	(100,000)	—	(100,000)	—	—	—	—	—	—
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	$(100,000)	$—	$(100,000)	$(100,000)	$—	$(100,000)	$113,694	$(84,022)	$29,672	$(262,478)	$(580,037)	$(842,515)

Sale of Qualigen Inc.

On July 20, 2023, the Company completed the sale of Qualigen, Inc., its formerly wholly-owned subsidiary, to Chembio Diagnostics, Inc. for net cash consideration of $5.4 million, of which $4.9 million was received during the year ended December 31, 2023, and $450,000 is being held in escrow until January 20, 2025 to satisfy certain Company indemnification obligations. On June 4, 2024, the escrow account was settled early by mutual agreement of the Company and the buyer resulting in cash proceeds to the Company of $350,000 and a loss on disposal of discontinued operations of $100,000 for the three and six months ending June 30, 2024. There was no other activity related to Qualigen, Inc. during the three and six months ended June 30, 2024.

There were no assets and liabilities remaining related to Qualigen, Inc. as of June 30, 2024 or December 31, 2023.

The Company reclassified the following statement of operations items to discontinued operations for the three and six months ended June 30, 2023:

	For the Three Months Ended June 30,	For the Six Months June 30,
	2023	2023
REVENUES
Net product sales	$1,627,031	$3,234,201
Total revenues	1,627,031	3,234,201

EXPENSES
Cost of product sales	1,016,543	2,281,368
General and administrative	238,782	584,214
Research and development	25,657	204,207
Sales and marketing	169,223	368,337
Total expenses	1,450,204	3,438,126

OTHER EXPENSE (INCOME), NET
Loss on disposal of equipment held for lease	63,302	63,302
Other expense (income), net	(169)	(5,049)
Loss on fixed asset disposal	—	300
Total other expense (income), net	63,133	58,553

INCOME (LOSS) FROM DISCONTINUED OPERATIONS OF QUALIGEN, INC.	$113,694	$(262,478)

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

There were no assets and liabilities recognized related to NanoSynex as of June 30, 2024 or December 31, 2023.

There was no activity related to NanoSynex during the three and six months ended June 30, 2024. The Company reclassified the following statement of operations items to discontinued operations for the three and six months ended June 30, 2023:

	For the Three Months Ended March 30,	For the Six Months June 30,
	2023	2023
EXPENSES
Research and development	$126,240	$787,425
Total expenses	126,240	787,425

(BENEFIT) PROVISION FOR INCOME TAXES	(42,218)	(207,388)

LOSS FROM DISCONTINUED OPERATIONS OF NANOSYNEX, LTD.	(84,022)	(580,037)

Loss attributable to noncontrolling interest	(43,484)	(304,512)

NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	$(40,538)	$(275,525)

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Board compensation	$251,999	129,499
Interest (Convertible debt)	51,909	10,004
License fees	—	32,975
Payroll	300,481	1,215
Professional fees	144,528	121,775
Research and development	17,500	104,402
Vacation	162,665	151,286
Other	57,725	8,850
	$986,806	$560,006

NOTE 7 — WARRANT LIABILITIES

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

On December 22, 2022, in conjunction with the issuance of the Debenture to Alpha (see Note 8 – Convertible Debt), the Company issued to Alpha a warrant to purchase 2,500,000 shares of the Company’s common stock (the “Alpha Warrant”). The exercise price of the Alpha Warrant was $1.65 (equal to 125% of the conversion price of the Debenture on the closing date). The Alpha Warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant. The fair value of this Alpha Warrant was included in Warrant liabilities-related party on the Company’s consolidated balance sheet as of December 31, 2022. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to a Securities Purchase Agreement, with Alpha. This Amendment eliminated certain adjustment provisions of the Warrant. The Company determined the event resulted in equity classification for the Warrant and, accordingly, the Company remeasured the warrant liabilities to fair value, and reclassified to noncompensatory equity classified warrants (see Note 12 - Stockholders Equity).

On November 24, 2023, 1,097,599 Series C Warrants expired, and on December 5, 2023 the remaining Series C Warrants were repriced from an exercise price of $1.32 per share to an exercise price of $0.73 per share, with 203,652 additional ratchet Series C Warrants issued, resulting in 455,623 of these Series C Warrants outstanding and exercisable as of December 31, 2023.

On February 27, 2024, these Series C Warrants were repriced again as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture, from an exercise price of $0.73 per share to an exercise price of $0.26 per share, with 823,633 additional ratchet Series C Warrants issued, resulting in 1,279,256 of these Series C Warrants outstanding and exercisable, and on June 26, 2024 the remaining 1,279,256 Series C Warrants expired.

On April 12, 2024, in connection with an 8% Convertible Debenture in the principal amount of $1,100,000 issued to Yi Hua Chen (“Chen”) (see Note 8 – Convertible Debt), we issued a liability classified warrant to Chen purchase 1,800,032 shares of our common stock, exercisable until February 27, 2029, which remains outstanding and exercisable as of June 30, 2024. The warrant is liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which has not yet been obtained. The fair value of the warrant was $565,582 on the issuance date and $260,276 at June 30, 2024. During the three months ended June 30, 2024, the Company recorded a gain on change in fair value of warrant liabilities of $305,306 for this warrant.

The following table summarizes the activity in liability classified warrants for the six months ended June 30, 2024:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	455,623	$0.73	$0.73 - $0.73	0.49
Granted	2,623,665	$0.26	$0.26 - $0.26	4.67
Exercised	—	—	—	—
Expired	(1,279,256)	$0.26	$0.26 - $0.26	—
Forfeited	—	—	—	—
Total outstanding – June 30, 2024	1,800,032	$0.26	$0.26 - $0.26	4.67
Exercisable	1,800,032	$0.26	$0.26 - $0.26	4.67

The following table summarizes the activity in liability classified warrants for the six months ended June 30, 2023:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2022	3,849,571	$1.53	$1.32 - $1.65	3.9
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – June 30, 2023	3,849,571	$1.53	$1.32 - $1.65	3.41
Exercisable	3,849,571	$1.53	$1.32 - $1.65	3.41

The following table presents the Company’s fair value hierarchy for its liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2023	$—	$—	$54,600	$54,600
Granted	—	—	565,582	565,582
Exercises	—	—	—	—
Gain on change in fair value of warrant liabilities	—	—	(359,906)	(359,906)
Balance as of June 30, 2024	$—	$—	$260,276	$260,276

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Derivative Liabilities Arising From Issuance of Convertible Debt	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Granted	—	—	215,897	215,897
Gain on change in fair value of derivative liabilities	—	—	(174,613)	(174,613)
Balance as of June 30, 2024	$—	$—	$41,284	$41,284

There were no transfers of financial assets or liabilities between category levels for the three and six months ended June 30, 2024.

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
	Actual	Range	Weighted Average
Risk-free interest rate	4.38%	4.05% — 5.31%	4.49%
Expected volatility (peer group)	125%	66.3% — 134%	110.55%
Term of warrants (in years)	4.7	.39 — 4.98	3.41
Expected dividend yield	0.00%	0.00%	0.00%

NOTE 8 — CONVERTIBLE DEBT

2022 Convertible Debenture (Related party)

On December 22, 2022, we issued to Alpha an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022 (the “2022 Securities Purchase Agreement”). The 2022 Debenture has a maturity date of December 22, 2025 and is convertible, at any time, and from time to time, until the 2022 Debenture is no longer outstanding, at Alpha’s option, into shares of our common stock (the “Conversion Shares”), at a price initially equal to $1.32 per share, subject to adjustment as described in the 2022 Debenture and other terms and conditions described in the 2022 Debenture. On July 13, 2023, we obtained stockholder approval, for purposes of complying with Nasdaq Listing Rule 5635(d), for the issuance to Alpha of more than 20% of our issued and outstanding shares of common stock pursuant to the terms and conditions of (a) the 2022 Debenture, and (b) the common stock purchase warrant dated December 22, 2022 issued by us to Alpha. Between January 9 and 12, 2023, we issued 841,726 shares of common stock upon Alpha’s partial conversion of the 2022 Debenture at $1.32 per share for a total of $1,111,078 principal. In October and December 2023, we issued 309,665 shares of common stock to Alpha in lieu of cash for monthly redemption payments on the 2022 Debenture at a weighted average price of $0.71 per share. During the three months ending March 31, 2024, we issued 1,138,535 shares of common stock to Alpha in lieu of cash for monthly redemption payments on the 2022 Debenture at a weighted average conversion price of $0.33 per share, with a weighted average fair value of $0.48 per share. During the three months ending June 30, 2024, we issued 2,536,312 shares of common stock to Alpha in lieu of cash for monthly redemption payments on the 2022 Debenture at a weighted average conversion price of $0.26 per share, with a weighted fair value price of $0.25 per share.

As of June 30, 2024, approximately 1,518,929 shares of common stock were issuable under the 2022 Debenture, based on the $0.26 per share figure. The 2022 Debenture includes a beneficial ownership blocker of 9.99%, which may only be waived by Alpha upon 61 days’ notice to us. Except in respect of an Exempt Issuance (as defined in the 2022 Securities Purchase Agreement), the 2022 Debenture contains a “ratchet” antidilution provision, with a $0.26 floor.

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

During the three and six months ended June 30, 2024, the Company recognized a gain of approximately $22,000, and a loss of approximately $125,000 respectively, upon debenture share redemptions, and recorded interest expense of approximately $65,000 and $134,000 (of which approximately $49,000 and $92,000 was attributable to discount accretion, respectively) for the three and six months ended June 30, 2024 respectively, in other expenses in the condensed consolidated statements of operations related to the 2022 Debenture. As of June 30, 2024, the fair value of the suite of bifurcated embedded derivative features related to the 2022 Debenture was approximately $6,000.

During the three and six months ended June 30, 2023, the Company recognized a loss upon voluntary conversion of convertible debt of approximately $1.1 million, and recorded accrued interest of approximately $383,000 and $945,000, respectively (of which approximately $364,000 and $898,000 was attributable to discount accretion, respectively) in other expenses in the condensed consolidated statements of operations related to the 2022 Debenture. As of June 30, 2023, the fair value of the suite of bifurcated embedded derivative features related to the 2022 Debenture was $0.

2024 Convertible Debenture (Related party)

On February 27, 2024, upon our receipt of a cash purchase price payment of $500,000 less expenses, we issued to Alpha an 8% Convertible Debenture (the “2024 Alpha Debenture”) in the principal amount of $550,000. The 2024 Alpha Debenture matures no later than December 31, 2024 and is convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at $0.6111 per share, subject to adjustment as described in the 2024 Alpha Debenture. Except in respect of an Exempt Issuance, the 2024 Alpha Debenture contains a “ratchet” antidilution provision, with an $0.1164 floor. The 2024 Alpha Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Alpha a noncompensatory equity classified 5-year common stock purchase warrant to purchase (at $0.26 per share) 900,016 shares of our common stock (see Note 12 - Stockholders Equity (Deficit)).

We also granted to Alpha an option, exercisable until July 1, 2024, to purchase from us additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 1,800,032 additional warrants).

During the three and six months ending June 30, 2024 in connection with the 2024 Alpha Debenture, the Company recorded initial derivative liabilities with a fair value of $858,279, and recorded interest expense of approximately $173,000 and $238,000, respectively (of which approximately $162,000 and $222,000 was attributable to discount accretion, respectively) in other expenses in the condensed consolidated statements of operations related to the 2024 Alpha Debenture. As of June 30, 2024, the fair value of the suite of bifurcated embedded derivative features related to the 2024 Alpha Debenture was approximately $12,000.

The Securities Purchase Agreement related to the issuance of 2024 Alpha Debenture resulted in down-round provisions of various warrants being triggered which resulted in reductions of the exercise price of these warrants from $0.73 per share to $0.26 per share (see Note 7 - Warrant Liabilities and Note 12 - Stockholders Equity (Deficit).

2024 Convertible Debenture

In April 2024, Alpha assigned its option to Chen and Chen exercised the option in full, in exchange for $1,000,000, less expenses, we issued to Chen an 8% Convertible Debenture (the “2024 Chen Debenture”) with a principal amount of $1,100,000. The 2024 Chen Debenture matures no later than December 31, 2024 and is convertible, at any time, and from time to time, at Chen’s option, into shares of common stock of the Company, at $0.6111 per share, subject to adjustment as described in the 2024 Chen Debenture. Except in respect of an Exempt Issuance, the 2024 Chen Debenture contains a “ratchet” antidilution provision, with an $0.1164 floor. The 2024 Chen Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Chen a 5-year liability classified common stock purchase warrant to purchase 1,800,032 shares of our common stock at $0.26 per share with an initial fair value of $565,582 (see Note 7 - Warrant Liabilities).

During the three and six months ending June 30, 2024 in connection with the 2024 Chen Debenture, the Company recorded initial derivative liabilities with a fair value of $33,243, and recorded interest expense of approximately $28,000 (of which approximately $8,000 was attributable to discount accretion) in other expenses in other expenses in the condensed consolidated statements of operations related to the 2024 Chen Debenture.

As of June 30, 2024, the fair value of the suite of bifurcated embedded derivative features related to the 2024 Alpha Debenture was approximately $24,000. The fair value of the warrant issued in connection with the 2024 Chen Debenture was approximately $260,000 at June 30, 2024, and during the three and six months ended June 30, 2024, the Company recorded a gain on change in fair value of warrant liabilities of approximately $305,000 for this warrant.

Convertible debt is comprised of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Convertible debt	$1,100,000	$—
Discount on convertible debt	(19,706)	—
Total convertible debt	$1,080,294	$—

	June 30, 2024	December 31, 2023
Convertible debt - related party	944,922	1,418,922
Discount on convertible debt - related party	(355,205)	(119,706)
Total convertible debt - related party	$589,717	$1,299,216

As of June 30, 2024, there were no events of default or violation of any covenants under our financing obligations.

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

The following potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2024 and 2023 because their effect would be anti-dilutive:

	As of June 30,
	2024	2023
Shares of common stock subject to outstanding options	755,715	445,163
Shares of common stock subject to outstanding warrants	4,741,957	4,119,934
Shares of common stock subject to outstanding convertible debt	4,218,978	—
Total common stock equivalents	9,716,650	4,565,097

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

For both the three months ended June 30, 2024 and 2023, there were license costs of $0, and for the six months ended June 30, 2024 and 2023, there were license costs of approximately $2,000 and $0, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

The University of Louisville Research Foundation

In March 2019, the Company entered into a sponsored research agreement and an option for a license agreement with University of Louisville Research Foundation, Inc. (“ULRF”) for development of several small-molecule RAS interaction inhibitor drug candidates. Under the terms of this agreement, the Company agreed to reimburse ULRF for sponsored research expenses of initially up to $693,000 for this program. This agreement was amended in February 2021, March 2022 and August 2023, with the current term of this agreement expired in December 2023 and the aggregate amount that the Company would reimburse ULRF for sponsored research expenses increased to approximately $2.9 million. In July 2020, the Company entered into an exclusive license agreement with ULRF for RAS interaction inhibitor drug candidates. Under the agreement, the Company took over development, regulatory approval and commercialization of the candidates from ULRF and is responsible for maintenance of the related intellectual property portfolio. In return, ULRF received approximately $112,000 for an upfront license fee and reimbursement of prior patent costs. In addition, the Company has agreed to pay ULRF (i) royalties, on patent-covered net sales associated with the commercialization, of 4% (on net sales up to a cumulative $250,000,000) or 5% (on net sales above a cumulative $250,000,000), until expiration of the licensed patent, and 2.5% (on net sales for any sales not covered by Licensed Patents), (ii) 30% to 50% of any non-royalty sublicensee income received (50% for sublicenses granted in the first two years of the ULRF license agreement, 40% for sublicenses granted in the third or fourth years of the ULRF license agreement, and 30% for sublicenses granted in the fifth year of the ULRF license agreement or thereafter), (iii) reimbursements for ongoing costs associated with the preparation, filing, prosecution and maintenance of licensed patents, incurred prior to July 2020, and (iv) payments ranging from $50,000 to $5,000,000 upon the achievement of certain regulatory and commercial milestones. Milestone payments for the first therapeutic indication would be $50,000 for first dosing in a Phase 1 clinical trial, $100,000 for first dosing in a Phase 2 clinical trial, $150,000 for first dosing in a Phase 3 clinical trial, $300,000 for regulatory marketing approval and $5,000,000 upon achieving a cumulative $500,000,000 of Licensed Product sales. The Company also must pay ULRF shortfall payments if the total amounts actually paid with respect to royalties and non-royalty sublicensee income for any year is less than the applicable annual minimum (ranging from $20,000 to $100,000) for such year.

Sponsored research expenses related to these agreements for the three months ended June 30, 2024 and 2023 were both $0, and for the six months ended June 30, 2024 and 2023 were both $0. License costs were approximately $28,000 and $1,000 related to these agreements for the three months ended June 30, 2024 and 2023, respectively, and approximately $53,000 and $22,000 related to these agreements for the six months ended June 30, 2024 and 2023, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

Sponsored research expenses related to these agreements for the three months ended June 30, 2024 and 2023 were approximately $0 and $333,000, respectively, and for the six months ended June 30, 2024 and 2023 were approximately $0 and $556,000, respectively, and are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs related to these agreements for the three months ended June 30, 2024 and 2023 were approximately $0 and $15,000, respectively, and for the six months ended June 30, 2024 and 2023 were approximately $1,000 and $29,000, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

Marizyme

On April 11, 2024, we entered into a Co-Development Agreement with Marizyme. Under the Co-Development Agreement (as amended on August 6, 2024), we agreed to pay Marizyme a Funding Payment of up to $1,750,000 and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024. The Exclusivity Fee entitles us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payment is designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payment we will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States.

NOTE 12 — STOCKHOLDERS’ EQUITY

As of June 30, 2024 and December 31, 2023, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

At June 30, 2024, the Company has reserved 9,716,650 shares of authorized but unissued common stock for possible future issuance. At June 30, 2024, shares were reserved in connection with the following:

Exercise of issued and future grants of stock options	755,715
Conversion of convertible debt	4,218,978
Exercise of stock warrants	4,741,957
Total	9,716,650

Preferred Stock

At June 30, 2024 and December 31, 2023, there were no shares of preferred stock outstanding.

Stock Options and Warrants

Stock Options

The Company recognizes all compensatory share-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At June 30, 2024 and December 31, 2023, there were 337,286 and 398,924 outstanding stock options, respectively, under the 2020 Plan and on such dates there were 418,429 and 356,791 shares reserved under the 2020 Plan, respectively, for future grant.

The following represents a summary of the options granted (under the 2020 Plan and otherwise) to employees and non-employee service providers that were outstanding at June 30, 2024, and changes during the six-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	398,924	$35.21	$5.14 — $51.30	7.06
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(61,638)	$14.88	$5.14 — $49.70	—
Total outstanding – June 30, 2024	337,286	$38.92	$5.14 — $51.30	6.47
Exercisable (vested)	283,634	$45.21	$5.14 — $51.30	6.18
Non-Exercisable (non-vested)	53,652	$5.67	$5.14 — $12.40	7.99

There was approximately $92,000 and $0.9 million of compensation cost related to outstanding stock options for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was approximately $120,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.93 years.

The exercise price for an option issued under the 2020 Plan is determined by the Board of Directors, but will be (i) in the case of an incentive stock option (A) granted to an employee who, at the time of grant of such option, is a 10% stockholder, no less than 110% of the fair market value per share on the date of grant; or (B) granted to any other employee, no less than 100% of the fair market value per share on the date of grant; and (ii) in the case of a non-statutory stock option, no less than 100% of the fair market value per share on the date of grant. The options awarded under the 2020 Plan will vest as determined by the Board of Directors but will not exceed a ten-year period. A forfeiture is recognized as incurred if the option holder does not exercise after 90 days following termination of service.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero, as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. The Company’s expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term, because the Company does not have sufficient stock price history over the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

The Company recorded share-based compensation expense and classified it in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$33,042	$604,259	$67,057	$807,980
Research and development	44	39,641	24,680	78,462
Total	$33,086	$643,900	$91,737	$886,442

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

No compensatory warrants were issued during the six months ended June 30, 2024 and June 30, 2023.

The following table summarizes the activity in the common stock equity classified compensatory warrants for the six months ended June 30, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	119,046	$10.69	$0.73—$25.40	1.25
Exercised	—	—	—	—
Expired	(7,261)	$20.66	$20.66—$20.66	—
Forfeited	—	—	—	—
Total outstanding –June 30, 2024	111,785	$9.40	$0.26—$25.40	0.83
Exercisable	111,785	$9.40	$0.26—$25.40	0.83
Non-Exercisable	—	—	—	—

The following table summarizes the activity in the common stock equity classified compensatory warrants for the six months ended June 30, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	179,046	$9.12	$1.32 — $25.40	1.73
Exercised	—
Expired	—
Forfeited	—
Total outstanding – June 30, 2023	179,046	$9.12	$1.32 — $25.40	1.24
Exercisable	179,046	$9.12	$1.32 — $25.40	1.24
Non-Exercisable	—	—	—	—

There was $9,737 in compensation cost related to outstanding equity classified compensatory warrants for the six months ended June 30, 2024 and $0 for the six months ended June 30, 2023. As of June 30, 2024 and June 30, 2023, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

On May 22, 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to Alpha (a related party) for the purchase of common stock. 7,048 of these warrants remain outstanding and exercisable as of June 30, 2024 and may be exercised in whole or in part, at any time before May 22, 2025. On December 22, 2022, in conjunction with the issuance of a debenture to Alpha (see Note 8 – Convertible Debt), the Company issued to Alpha a warrant to purchase 2,500,000 shares of the Company’s common stock. The exercise price of this warrant was initially $1.65, and may be exercised in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to the related Securities Purchase Agreement, with Alpha. This Amendment reduced the Exercise Price of the December 22, 2022 warrant from $1.65 per share to $0.73 per share. The Amendment also revised certain provisions of the warrant which resulted in reclassification of the warrant from liabilities to equity.

On February 27, 2024 the Company entered into a new Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture (see Note 8 – Convertible Debt). This Securities Purchase Agreement resulted in the reduction of the exercise price of the December 22, 2022 warrant and the May 2020 warrant from $0.73 per share to $0.26 per share. The company recognized a deemed dividend of $60,017, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the condensed consolidated statements of changes in stockholders’ equity. In addition, on February 27, 2024, the Company issued to Alpha a warrant to purchase 900,016 shares of the Company’s common stock at an exercise price of $0.26 per share, which may be exercised in whole or in part, at any time before February 27, 2029.

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	2,507,050	$0.73	$0.73 — $0.73	4.47
Granted	900,016	$0.26	$0.26 — $0.26	4.67
Exercised	(576,924)	$0.26	$0.26 — $0.26	—
Expired	—	—	—	—
Forfeited	(2)	$0.26	$0.26 — $0.26	—
Total outstanding – June 30, 2024	2,830,140	$0.26	$0.26 — $0.26	4.19
Exercisable	2,830,140	$0.26	$0.26 — $0.26	4.19
Non-Exercisable	—	—	—	—

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	547,003	$19.76	$1.32 — $20.00	0.33
Legacy Ritter warrants	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(455,685)	$20.00	$20.00 — $20.00	—
Forfeited	—	—	—	—
Total outstanding – June 30, 2023	91,318	$18.56	$1.32 — $20.00	—
Exercisable	226,150	$18.56	$1.32 — $20.00	0.58
Non-Exercisable	—	$—	$—	—

NOTE 13 — RELATED PARTY TRANSACTIONS

Convertible Debt

On December 22, 2022, the Company issued to Alpha, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. As of June 30, 2024 the Debenture had a remaining principal balance of $394,921, and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at a price equal to $0.26 per share, subject to adjustment as described in the Debenture and other terms and conditions described in the Debenture.

Between July 3 - July 5, 2024, Alpha subsequently converted the remaining principal balance of $394,921 of this Debenture into 1,518,931 shares of common stock of the Company, at a price equal to $0.26 per share (see Note 14 - Subsequent Events).

On February 27, 2024, the Company issued to Alpha, an 8% Convertible Debenture in the principal amount of $550,000 for a purchase price of $500,000 less expenses pursuant to the terms of a Securities Purchase Agreement dated February 26, 2024. As of June 30, 2024 the Debenture had a remaining principal balance of $550,000, and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at a price equal to $0.6111 per share, subject to adjustment as described in the Debenture and other terms and conditions described in the Debenture.

See Note 8 – Convertible Debt for additional information concerning convertible debt – related party transactions.

Warrants

On May 22, 2020, as a commitment fee, the Company issued warrants to Alpha for the purchase of common stock. As of June 30, 2024, 7,048 of these warrants remain outstanding and exercisable, and may be exercised in whole or in part, at any time before May 22, 2025.

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 2,500,000 shares of the Company’s common stock. As of June 30, 2024, the exercise price of this warrant was $0.26. This warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the warrant. On May 16, 2024, Alpha partially exercised this warrant to purchase 288,462 shares of the Company’s common stock at an exercise price of $0.26, and on June 4, 2024, Alpha partially exercised this warrant to purchase 288,462 shares of the Company’s common stock at an exercise price of $0.26, for total cumulative proceeds to the Company of $150,000 from both exercises.

On February 27, 2024, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 900,016 shares of the Company’s common stock. As of June 30, 2024, the exercise price of the Alpha Warrant was $0.26. The Alpha Warrant may be exercised by Alpha, in whole or in part, at any time before February 27, 2029, subject to certain terms and conditions described in the warrant.

The above warrants are included in equity on the Company’s condensed consolidated balance sheets (see Note 12 – Stockholders’ Equity (Deficit)).

NOTE 14 — SUBSEQUENT EVENTS

Debt Conversion and Warrant Exercises

Between July 3 and July 5, 2024, Alpha voluntarily converted the remaining principal balance of $394,921 of the December 2022 8% Senior Convertible Debenture into 1,518,931 shares of common stock of the Company, at a conversion price of $0.26 per share.

Between July 5 and July 12, 2024, Alpha partially exercised an equity-classified noncompensatory warrant to purchase 1,023,000 shares of the Company’s common stock at an exercise price of $0.26 per share, resulting in total cumulative proceeds to the Company of $266,000.

Nonconvertible Debt and Changes to Board of Directors

The Company and an institutional investor entered into a Securities Purchase Agreement dated July 5, 2024 (the “Agreement”), providing for the Company to issue to the investor at par an unsecured, nonconvertible $2,000,000 18% senior note (the “Senior Note”) with a scheduled maturity date of July 8, 2025. The Senior Note includes a requirement for partial prepayments from a percentage of any future Company financings. Otherwise, principal and interest on the Senior Note is not payable until maturity. On July 5, 2024, four independent directors resigned from the Company’s Board of Directors, and the Company’s Board of Directors appointed three new directors to the Board effective upon the Company’s receipt of the $2,000,000 pursuant to the Agreement, which occurred on July 12, 2024.

Marizyme

On July 15, 2024, the Company advanced to Marizyme, Inc., a Nevada corporation (“Marizyme”), against which Marizyme had previously delivered its demand promissory note to the Company of like principal amount dated July 12, 2024 (the “Marizyme Note”). The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

Possible Nasdaq Delisting

On May 23, 2024, the Company received written notice (the “Delist Notice”) from The Nasdaq Stock Market (“Nasdaq”) indicating the Company’s continued non-compliance with the minimum bid price requirement, pursuant to Listing Rule 5550(b)(2).

As previously reported, on November 20, 2023, the Company received a letter (the “Bid Price Deficiency Notice”) from Nasdaq notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”), and Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

Further, as previously reported, on November 21, 2023, the Company also received a letter from Nasdaq notifying the Company that it did not comply with the $2,500,000 minimum stockholders’ equity requirement, as set forth in Listing Rule 5550(a)(2) (the “Equity Rule”). On January 12, 2024, Nasdaq granted the Company an extension of time until May 21, 2024, to regain compliance with the Equity Rule. The Company has not done so to date. As such, the Delist Notice states that this matter also serves as a separate and additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

On July 16, 2024, the Company attended a hearing before the Nasdaq Hearings Panel (the “Panel”) regarding the Company’s potential delisting from The Nasdaq Stock Market due to non-compliance with the bid price requirement pursuant to the Bid Price Rule and the shareholder equity requirement pursuant to the Equity Rule. On August 2, 2024, the Company received the Panel decision which granted the Company until October 31, 2024 to regain compliance with the Bid Price Rule and the Equity Rule. If the Company is unable to regain compliance with the listing standards of the Nasdaq Capital Market by October 31, 2024, the Company’s securities may be delisted from The Nasdaq Stock Market.

Settlement of Outstanding Accounts Payable

On August 9, 2024, the Company fully settled accounts payable to certain creditors totaling approximately $319,000 for cash payments of approximately $50,000.

Public Offering

On August 7, 2024 and August 9, 2024 the Company filed Amendments to its Form S-1 Registration Statement for an offering on a “reasonable best efforts” basis of up to $4 million of shares of common stock.

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

Our lead program, QN-302, is an investigational small molecule G-quadruplexes (G4)-selective transcription inhibitor with strong binding affinity to G4s prevalent in cancer cells (such as pancreatic cancer). Such binding could, by stabilizing the G4s against DNA “unwinding,” help inhibit cancer cell proliferation. QN-302 is undergoing a Phase 1a clinical trial at START Midwest in Grand Rapids, Michigan, and HonorHealth in Scottsdale, Arizona.

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

In addition, under a Co-Development Agreement dated April 11, 2024 with Marizyme, Inc. (“Marizyme”), we are entitled to receive quarterly a 33% payment in the nature of royalties (capped at double the amount of Funding Payment cash we provide to Marizyme) on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States. To date we have provided $1,750,000 of Funding Payments to Marizyme (inclusive of a $1,250,000 demand promissory note dated July 15, 2024 which bears interest at 18% per annum).

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

Marizyme

On April 11, 2024, we entered into a Co-Development Agreement with Marizyme. Under the Co-Development Agreement (as amended on August 6, 2024), we agreed to pay Marizyme a Funding Payment of up to $1,750,000 and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024. The Exclusivity Fee entitles us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payment is designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payment we will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States.

On July 15, 2024, the Company advanced $1,250,000 to Marizyme, Inc., a Nevada corporation (“Marizyme”), against which Marizyme had previously delivered its demand promissory note to the Company of like principal amount dated July 12, 2024 (the “Marizyme Note”). The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

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

Derivative Financial Instruments and Warrant Liabilities

On April 12, 2024, in connection with an 8% Convertible Debenture in the principal amount of $1,100,000 issued to Yi Hua Chen (“Chen”) (see Note 7 Warrant Liabilities), we issued a liability classified warrant to Chen purchase 1,800,032 shares of our common stock, exercisable until February 27, 2029, which remains outstanding and exercisable as of June 30, 2024.

The fair value of liability classified warrants will be determined each quarter on a “mark-to-market” basis, it could result in significant variability in our future quarterly and annual consolidated statement of operations and consolidated balance sheets based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in an increase in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a decrease in the fair value of the warrant liabilities.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	For the Three Months June 30,
	2024	2023
EXPENSES
General and administrative	$986,484	$2,427,066
Research and development	754,287	1,174,646
Total expenses	1,740,771	3,601,712

LOSS FROM OPERATIONS	(1,740,771)	(3,601,712)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(493,206)	(440,294)
Gain on change in fair value of derivative liabilities	(10,116)	—
Interest expense, net	263,560	377,416
Loss on issuance of convertible debt	—	—
Gain on voluntary conversion of convertible debt into common stock	(83,800)	—
Loss on monthly redemptions of convertible debt into common stock	61,655	—
Other income, net	(1,094)	(5,509)
Total other expense (income), net	(263,001)	(68,387)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,477,770)	(3,533,325)

(BENEFIT) PROVISION FOR INCOME TAXES	(1,212)	4,036

NET LOSS FROM CONTINUING OPERATIONS	(1,476,558)	(3,537,361)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax	—	29,672
Loss on disposal from discontinued operations, net of tax	(100,000)	—
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(100,000)	29,672

NET LOSS	(1,576,558)	(3,507,689)

Net loss attributable to non-controlling interest from discontinued operations	—	(43,484)

Net loss available to Qualigen Therapeutics, Inc.	$(1,576,558)	$(3,464,205)
Deemed dividend arising from warrant down-round provision	$—	$—

Net loss attributable to Qualigen Therapeutics, Inc	(1,576,558)	(3,464,205)

Net loss per common share, basic and diluted - continuing operations	$(0.20)	$(0.70)
Net loss per common share, basic and diluted - discontinued operations	$(0.01)	$0.01
Total net loss per common share, basic and diluted	$(0.21)	$(0.69)
Weighted—average number of shares outstanding, basic and diluted	7,603,252	5,052,463

Other comprehensive loss, net of tax
Net loss	$(1,576,558)	$(3,507,689)
Foreign currency translation adjustment from discontinued operations	—	(56,747)
Other comprehensive loss	(1,576,558)	(3,564,436)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	—	(43,484)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(1,576,558)	$(3,520,952)

Expenses

General and Administrative Expenses

General and administrative expenses decreased from $2.4 million for the three months ended June 30, 2023, to $1.0 million for the three months ended June 30, 2024, a decrease of $1.4 million or 59%. This is primarily due to decreases in stock-based compensation of $0.6 million, payroll of $0.4 million, professional fees of $0.3 million and insurance of $0.1 million.

Research and Development Costs

Research and development expenses decreased from $1.2 million for the three months ended June 30, 2023, to $0.8 million for the three months ended June 30, 2024, a decrease of $0.4 million or 36%. This was primarily due to decreases in QN-302 program expenses of $0.6 million, a decrease in RAS program expenses of $0.3 million, a decrease in payroll of $0.1 million and a decrease in stock-based compensation of $0.1 million, offset by an increase of $0.7 million in expenses under the Marizyme co-development agreement.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the three months ended June 30, 2024 and 2023, we experienced a gain of approximately $493,000 million and a gain of approximately $440,000 million, respectively, on change in fair value of warrant liabilities, primarily due to changes in our stock price and expiration of warrants during the current period, and changes in our stock price in the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Gain on Change in Fair Value of Derivative Liabilities

During the three months ended June 30, 2024 we experienced a gain of approximately $10,000 on change in fair value of derivative liabilities, compared to $0 for the three months ended June 30, 2023. The fair value of derivative liabilities declined during the current period due to changes in our stock price and a reduction in the remaining term of the underlying instruments. Derivative liabilities in the prior period had no fair value.

Interest Expense, Net

Interest expense during the three months ended June 30, 2024 was approximately $264,000 compared to interest expense of approximately $377,000 during the three months ended June 30, 2023. The decrease was primarily due to reduced accretion of discount on convertible debt during the current period.

Gain on Voluntary Conversion of Convertible Debt Into Common Stock

During the three months ended June 30, 2024, we issued 1,400,000 shares of common stock with a fair value of approximately $280,000, upon Alpha’s partial voluntary conversion of the 2022 Alpha Debenture at a weighted average share price of $0.26. Upon conversion to shares, we recognized a gain on voluntary conversion of convertible debt into common stock of approximately $84,000. There were no voluntary conversions of convertible debt for the three months ended June 30, 2023.

Loss on Monthly Redemptions of Convertible Debt into Common Stock

During the three months ended June 30, 2024, we issued 1,136,312 shares of common stock with a fair value of approximately $357,000, in lieu of cash for monthly redemptions of $280,000 principal and approximately $15,000 accrued interest redeemed, pursuant to the terms of the 2022 Alpha Debenture at a weighted average share price of $0.26. Upon redemption in shares, we recognized a loss on monthly redemptions of convertible debt into common stock of approximately $62,000.

Other Income, Net

Other income, net was immaterial during the three months ended June 30, 2024 and 2023.

Discontinued Operations

There was a $100,000 loss from discontinued operations during the three months ended June 30, 2024, compared to income from discontinued operations of approximately $30,000 during the three months ended June 30, 2023. The $100,000 loss from discontinued operations during the current period was generated from the early settlement of an escrow account from the sale of Qualigen, Inc. The income of $30,000 from discontinued operations during the three months ended June 30, 2023 consisted of approximately $114,000 in net income from our former Qualigen, Inc. subsidiary and approximately a net loss of approximately $84,000 from NanoSynex. (See Note 5 - Discontinued Operations).

There was no loss attributable to non-controlling interest from discontinued operations during the three months ended June 30, 2024, compared to a loss attributable to non-controlling interest from discontinued operations of approximately $43,000 during the three months ended June 30, 2023 (See Note 5 - Discontinued Operations).

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	For the Six Months June 30,
	2024	2023
EXPENSES
General and administrative	$2,047,419	$3,796,068
Research and development	1,118,672	2,456,463
Total expenses	3,166,091	6,252,531

LOSS FROM OPERATIONS	(3,166,091)	(6,252,531)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(359,906)	(1,478,967)
Gain on change in fair value of derivative liabilities	(174,613)	—
Interest expense, net	400,117	921,652
Loss on issuance of convertible debt	358,279	—
(Gain) loss on voluntary conversion of convertible debt into common stock	(83,800)	1,077,287
Loss on monthly redemptions of convertible debt into common stock	208,852	—
Other income, net	(2,713)	(5,509)
Total other expense (income), net	346,216	514,463

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,512,307)	(6,766,994)

(BENEFIT) PROVISION FOR INCOME TAXES	(2,998)	5,429

NET LOSS FROM CONTINUING OPERATIONS	(3,509,309)	(6,772,423)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	—	(842,515)
Loss on disposal from discontinued operations, net of tax	(100,000)	—
LOSS FROM DISCONTINUED OPERATIONS	(100,000)	(842,515)

NET LOSS	(3,609,309)	(7,614,938)

Net loss attributable to non-controlling interest from discontinued operations	—	(304,512)

Net loss available to Qualigen Therapeutics, Inc.	$(3,609,309)	$(7,310,426)
Deemed dividend arising from warrant down-round provision	$(60,017)	$—

Net loss attributable to Qualigen Therapeutics, Inc	(3,669,326)	(7,310,426)

Net loss per common share, basic and diluted - continuing operations	$(0.53)	$(1.35)
Net loss per common share, basic and diluted - discontinued operations	$(0.01)	$(0.11)
Total net loss per common share, basic and diluted	$(0.54)	$(1.46)
Weighted—average number of shares outstanding, basic and diluted	6,773,533	5,006,050

Other comprehensive loss, net of tax
Net loss	$(3,609,309)	$(7,614,938)
Foreign currency translation adjustment from discontinued operations	—	119,473
Other comprehensive loss	—	(7,495,465)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	(3,609,309)	(304,512)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$—	$(7,190,953)

Expenses

General and Administrative Expenses

General and administrative expenses decreased from approximately $3.8 million, during the six months ended June 30, 2023 to approximately $2.0 million during the six months ended June 30, 2024, a decrease of approximately $1.8 million or 46%. This decrease was primarily due to a $0.8 million decrease in stock-based compensation expense, a $0.6 million decrease in professional fees and a $0.4 million decrease in payroll expenses.

Research and Development Costs

Research and development expenses decreased from approximately $2.5 million for the six months ended June 30, 2023, to approximately $1.1 million for the six months ended June 30, 2024, a decrease of $1.4 million or 54%. This was primarily due to an decrease in QN-302 program costs of $1.2 million, a decrease in RAS program expenses of $0.7 million, and a decrease in wages of $0.2 million, offset by an increase of $0.7 million in expenses under the Marizyme co-development agreement.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the six months ended June 30, 2024 and 2023, we experienced a gain of approximately $0.4 million, and a gain of approximately $1.5 million, respectively, on change in fair value of warrant liabilities, primarily due to changes in our stock price and expiration of warrants during the current period, and changes in our stock price in the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Gain on Change in Fair Value of Derivative Liabilities

During the six months ended June 30, 2024, we experienced a gain of approximately $0.2 million on change in fair value of derivative liabilities, compared to $0 for the six months ended June 30, 2023. The fair value of derivative liabilities declined during the current period due to changes in our stock price and a reduction in the remaining term of the underlying instruments. Derivative liabilities in the prior period had no fair value.

Interest Expense

Interest expense during the six months ended June 30, 2024 was approximately $400,000, compared to interest expense of approximately $922,000 during the six months ended June 30, 2023, The decrease was primarily due to reduced accretion of discount on convertible debt during the current period.

Loss on Issuance of Convertible Debt

During the six months ended June 30, 2024 we incurred a loss on issuance of convertible debt of approximately $358,000 due to the fair value of the 2024 Alpha Debenture and derivative liabilities exceeding the cash proceeds.

Gain on Voluntary Conversion of Convertible Debt Into Common Stock

During the six months ended June 30, 2024, we issued 1,400,000 shares of common stock with a fair value of approximately $280,000, upon partial voluntary conversion of the 2022 Alpha Debenture at a weighted average share price of $0.26. Upon redemption in shares, we recognized a gain on voluntary conversion of convertible debt into common stock of approximately $84,000.

During the six months ended June 30, 2023, we recognized a $1.1 million loss due to a voluntary conversion by Alpha of approximately $1.1 million of convertible debt into 841,726 shares of common stock.

Loss on Monthly Redemptions of Convertible Debt into Common Stock

During the six months ended June 30, 2024, we issued 2,274,847 shares of common stock with a fair value of approximately $903,000, in lieu of cash for monthly redemptions of $660,000 principal and approximately $34,000 accrued interest redeemed, pursuant to the terms of the 2022 Alpha Debenture at a weighted average share price of $0.29. Upon redemption in shares, we recognized a loss on monthly redemptions of convertible debt into common stock of approximately $209,000.

Other Income, Net

Other income, net was immaterial during the six months ended June 30, 2024 and 2023.

Discontinued Operations

There was a loss from discontinued operations of $0.1 million during the six months ended June 30, 2024, compared to a loss from discontinued operations of approximately $0.8 million during the six months ended June 30, 2023. The $0.1 million loss from discontinued operations during the six months ended June 30, 2024 was generated from the early settlement of an escrow account from the sale of Qualigen, Inc. The $0.8 million loss from discontinued operations during the six months ended June 30, 2023 consisted of approximately a $0.2 million loss from our former Qualigen, Inc. subsidiary and approximately a $0.6 million loss from NanoSynex (See Note 5 - Discontinued Operations).

There was no loss attributable to non-controlling interest from discontinued operations during the six months ended June 30, 2024, compared to a loss attributable to non-controlling interest from discontinued operations of approximately $0.3 million during the six months ended June 30, 2023 (See Note 5 - Discontinued Operations).

Liquidity and Capital Resources

As of June 30, 2024, we had approximately $119,000 in cash and an accumulated deficit of $120.4 million. For the six months ended June 30, 2024 and year ended December 31, 2023, we used cash of $2.3 million and $10.3 million, respectively, in operations.

We currently expect our cash balances to fund operations into the fourth quarter of 2024. We expect to continue to have net losses and negative cash flow from operations, which will challenge our liquidity. These factors raise substantial doubt regarding our ability to continue as a going concern for the one-year period following the date that the financial statements in this Quarterly Report were issued. There is no assurance that we will ever achieve profitable operations, or, if achieved, could be sustained on a continuing basis.

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

During the six months ended June 30, 2024 we raised approximately $1.5 million less expenses, in convertible debt. In February 2024 we issued to Alpha Capital Anstalt (“Alpha”) an 8% Convertible Debenture (the “2024 Alpha Debenture”) with a principal amount of $550,000; in connection with this issuance, we also issued to Alpha a 5-year common stock purchase warrant to purchase (at $0.26 per share) 900,016 shares of our common stock. We also granted to Alpha an option, exercisable until July 1, 2024, to purchase from us additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 1,800,032 additional warrants). In April 2024, Alpha assigned this option to Yi Hua Chen (“Chen”) and Chen exercised the option in full; in exchange for $1,000,000 (less expenses) we issued to Chen an 8% Convertible Debenture with a principal amount of $1,100,000; in connection with this issuance, we also issued to Chen a 5-year common stock purchase warrant to purchase (at $0.26 per share) 1,800,032 shares of our common stock.

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

In June 2024, by way of a negotiated early release of escrow, we received $350,000 from the $450,000 escrow account established in connection with our July 2023 sale of Qualigen, Inc. The escrow account had originally been subject to release in January 2025. In exchange for the early release, $100,000 from the escrow account was paid to Chembio Diagnostics, Inc., the buyer of Qualigen, Inc.

The Company and an institutional investor entered into a Securities Purchase Agreement dated July 5, 2024 (the “Agreement”), providing for the Company to issue to the investor at par an unsecured, nonconvertible $2,000,000 18% senior note (the “Senior Note”) with a scheduled maturity date of July 8, 2025. The Senior Note includes a requirement for partial prepayments from a percentage of any future Company financings. Otherwise, principal and interest on the Senior Note is not payable until maturity. On July 12, 2024, the investor funded the $2,000,000 loan to the Company and the Company issued the Senior Note to the investor.

Delisting of our common stock from Nasdaq would have a serious negative effect on any future financing efforts. As described in Note 14 in our condensed consolidated financial statements, a hearing before a Nasdaq Hearing Panel was held on July 16, 2024. On August 2, 2024, the Company received the Panel decision which granted the Company until October 31, 2024 to regain compliance with the Bid Price Rule and the Equity Rule. If the Company is unable to regain compliance with the listing standards of Nasdaq by October 31, 2024, the Company’s securities may be delisted from The Nasdaq Stock Market.

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

Our current liabilities at June 30, 2024 include approximately $1.9 million of accounts payable, $1.7 million of convertible debt and derivative liabilities, $1.0 million of accrued expenses and other current liabilities, $0.3 million in warrant liabilities.

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

We have multiple license agreements with ULRF. Under these agreements, we have taken over development, regulatory approval and commercialization of various drug compounds from ULRF and are responsible for maintenance of the related intellectual property portfolio. Under the terms of these agreements, we are required to make patent maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, but we will be required to pay ULRF a percentage of any sublicense income.

In January 2022, we entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) We are further developing the program’s lead compound under the name QN-302. The License Agreement requires (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments, and sharing of a percentage of any non-royalty sublicensing consideration paid to the Company. In November 2023, we became obligated to pay $100,000 to UCL Business Limited upon the first patient dosing of QN-302, which was paid in January 2024.

2022 Convertible Debenture

On December 22, 2022, we issued to Alpha an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022 (the “2022 Securities Purchase Agreement”). The 2022 Debenture has a maturity date of December 22, 2025 and is convertible, at any time, and from time to time, until the 2022 Debenture is no longer outstanding, at Alpha’s option, into shares of our common stock (the “Conversion Shares”), at a price initially equal to $1.32 per share, subject to adjustment as described in the 2022 Debenture and other terms and conditions described in the 2022 Debenture. On July 13, 2023, we obtained stockholder approval, for purposes of complying with Nasdaq Listing Rule 5635(d), for the issuance to Alpha of more than 20% of our issued and outstanding shares of common stock pursuant to the terms and conditions of (a) the 2022 Debenture, and (b) the common stock purchase warrant dated December 22, 2022 issued by us to Alpha. Between January 9 - 12, 2023, we issued 841,726 shares of common stock upon Alpha’s partial conversion of the 2022 Debenture at $1.32 per share for a total of $1,111,078 principal. In October and December 2023, we issued 309,665 shares of common stock to Alpha in lieu of cash for monthly redemption payments on the 2022 Debenture at a weighted average price of $0.71 per share. During the three months ending March 31, 2024, we issued 1,138,535 shares of common stock to Alpha in lieu of cash for monthly redemption payments of the 2022 Debenture at a weighted average conversion price of $0.33 per share, and a weighted average fair value of $0.49 per share, and during the three months ending June 30, 2024, we issued 2,536,312 shares of common stock to Alpha in lieu of cash for monthly redemption payments of the 2022 Debenture at a weighted average conversion price of $0.26 per share, and a weighted average fair value of $0.25 per share.

As of June 30, 2024, approximately 1,518,929 shares of common stock were issuable under the 2022 Debenture, based on the $0.26 per share figure.

Between July 3 - 5, 2024, Alpha voluntarily converted the remaining principal balance of $394,921 of the December 2022 8% Senior Convertible Debenture into 1,518,931 shares of common stock of the Company, at the conversion price of $0.26 per share.

2024 Convertible Debentures

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

We also granted to Alpha an option, exercisable until July 1, 2024, to purchase from us additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 1,800,032 additional warrants). On April 11, 2024, Alpha assigned this option to Yi Hua Chen, who exercised it in full on April 12, 2024 (see Note 8 - Convertible Debt to the Company’s condensed consolidated financial statements).

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

Marizyme

On April 11, 2024, we entered into a Co-Development Agreement with Marizyme, Inc. (“Marizyme”). Under the Co-Development Agreement (as amended on August 6, 2024), we agreed to pay Marizyme a Funding Payment of up to $1,750,000 and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payment is designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payment we will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States.

On July 15, 2024, the Company advanced to Marizyme, Inc., a Nevada corporation (“Marizyme”) $1,250,000 against which Marizyme had previously delivered its demand promissory note to the Company of like principal amount dated July 12, 2024 (the “Marizyme Note”). The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(2,258,118)	$(5,562,416)
Investing activities	350,000	(246,418)
Financing activities	1,625,000	—
Effect of exchange rate on cash	—	115,803
Net decrease in cash and restricted cash	$(283,118)	$(5,693,031)

Net Cash Used in Operating Activities

During the six months ended June 30, 2024, operating activities used $2.3 million of cash, primarily resulting from a loss from continuing operations of $3.5 million. Cash flows from operating activities for the six months ended June 30, 2024 were positively impacted by adjustments for $0.4 million loss on issuance of convertible debt, $0.1 million in stock-based compensation expense, $0.3 million in accretion of discount on convertible debt, $0.2 million loss on monthly redemptions of convertible debt into common stock, and a $0.8 million decrease in prepaid expenses and other assets and a $0.5 million increase in accrued expenses and other current liabilities. Cash flows from operating activities for the six months ended June 30, 2024 were negatively impacted by adjustments for a $0.4 million gain on change in fair value of warrant liabilities, a $0.2 million gain on change in fair value of derivative liabilities, a $0.1 million gain on voluntary conversion of convertible debt into common stock and a $0.4 million decrease in accounts payable.

During the six months ended June 30, 2023, operating activities used $5.6 million of cash, primarily resulting from a loss from continuing operations of $6.8 million. Cash flows from operating activities for the six months ended June 30, 2023 were positively impacted by adjustments for $0.9 million in stock-based compensation expense, a $1.1 million loss on voluntary conversion of convertible debt, accretion of discount of $0.8 million on convertible debt, and a $0.6 million increase in accounts payable, a $0.2 million decrease in prepaid expenses and other assets and a $0.3 million increase in accrued expenses and other current liabilities. Cash flows from operating activities for the six months ended June 30, 2023 were negatively impacted by an adjustment for a $1.5 million decrease in fair value of warrant liabilities and net cash used in discontinued operations of $1.2 million.

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities from disposal of discontinued operations was $350,000, due to the early release of escrow from the sale of Qualigen, Inc.

During the six months ended June 30, 2023, net cash used in investing activities from discontinued operations was approximately $246,000, due to purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $1,625,000, of which $1,475,000 was due to issuances of convertible debt, and $150,000 was due to warrant exercises.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, due to the material weakness described below, our disclosure controls and procedures as of June 30, 2024 were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

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

There was no change in our internal control over financial reporting in the second quarter of 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the six months ended June 30, 2024, we issued to Alpha Capital Anstalt 1,604,612 shares of unregistered common stock in lieu of cash for monthly redemptions of $440,000 principal and $24,532 accrued interest redeemed, pursuant to the terms of the 2022 Debenture at a weighted average share price of $0.29.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company.	8-K	001-37428	2.4	5/29/2020

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	5/29/2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [name change]	8-K	001-37428	3.4	5/29/2020

3.8	Amended and Restated Bylaws of the Company, through August 10, 2021	10-Q	001-37428	3.1	8/13/2021

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-37428	3.1	11/22/2022

4.1	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020	8-K	001-37428	10.13	5/29/2020

4.2	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	5/29/2020

4.3	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	7/10/2020

4.4	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	8/4/2020

4.5	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	12/18/2020

4.6	“Deferred” Common Stock Purchase Warrant for 842,696 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	12/18/2020

4.7	Form of liability classified Warrant to Purchase Common Stock	10-K	001-37428	4.13	3/31/2021

4.8	Form of “service provider” compensatory equity classified Warrant	10-K	001-37428	4.14	3/31/2021

4.9	Description of Common Stock	10-K/A	001-37428	4.9	7/7/2023

4.10	Amended and Restated Common Stock Purchase Warrant to GreenBlock Capital LLC, dated April 25, 2022	10-Q	001-37428	4.15	5/13/2022

4.11	Amended and Restated Common Stock Purchase Warrant to Christopher Nelson, dated April 25, 2022	10-Q	001-37428	4.16	5/13/2022

4.12	Common Stock Purchase Warrant for 2,500,000 shares in favor of Alpha Capital Anstalt, dated December 22, 2022	8-K	001-37428	4.1	12/22/2022

4.13	Common Stock Purchase Warrant for 900,016 shares in favor of Alpha Capital Anstalt, dated February 27, 2024	8-K	001-37428	10.3	2/27/2024

10.1	Option Exercise dated April 11, 2024 by Yi Hua Chen, acknowledged by Alpha Capital Anstalt and by us	8-K	001-37428	10.1	4/16/2024

10.2	8% Convertible Debenture dated April 12, 2024, issued by us to Yi Hua Chen.	8-K	001-37428	10.2	4/16/2024

10.3	Common Stock Purchase Warrant dated April 12, 2024, issued by us to Yi Hua Chen.	8-K	001-37428	10.3	4/16/2024

10.4	Co-Development Agreement dated April 11, 2024 between Marizyme, Inc. and us.	8-K	001-37428	10.4	4/16/2024

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

August 14, 2024	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Michael S. Poirier
	Name:	Michael S. Poirier
	Title:	Chief Executive Officer

