Form 10-Q
period 2024-09-30
Qualigen Therapeutics, Inc.
filed 2024-11-14
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 736,431 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$388,152	$401,803
Prepaid expenses and other current assets	626,760	764,964
Short-term note receivable - Marizyme	1,298,082	—
Total current assets	2,312,994	1,166,767
Other assets	—	866,481
Total Assets	$2,312,994	$2,033,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,638,447	$2,222,983
Accrued expenses and other current liabilities	570,148	560,006
Warrant liabilities	274,042	54,600
Convertible debt	1,090,002	—
Convertible debt - related party	344,229	1,299,216
Derivative liabilities	368,288	—
Derivative liabilities - related party	168,689	—
Total current liabilities	4,453,845	4,136,805
Commitments and Contingencies (Note 10)
Stockholders’ Deficit
Qualigen Therapeutics, Inc. stockholders’ equity (deficit):
Common stock, $0.001 par value; 225,000,000 shares authorized; 548,284 and 107,243 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	65,314	43,262
Additional paid-in capital	119,999,588	114,655,565
Accumulated deficit	(122,205,753)	(116,802,384)
Total Stockholders’ Deficit	(2,140,851)	(2,103,557)
Total Liabilities & Stockholders’ Deficit	$2,312,994	$2,033,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
EXPENSES
General and administrative	$1,145,152	$1,336,765	$3,186,575	$5,132,834
Research and development	123,429	1,441,598	1,242,101	3,898,061
Total expenses	1,268,581	2,778,363	4,428,676	9,030,895

LOSS FROM OPERATIONS	(1,268,581)	(2,778,363)	(4,428,676)	(9,030,895)

OTHER EXPENSE (INCOME), NET
(Gain) loss on change in fair value of warrant liabilities	(1,231)	101,112	(361,137)	(1,377,855)
Loss on change in fair value of derivative liabilities	495,693	—	321,080	—
Interest expense	408,359	367,257	808,477	1,288,908
Interest income	(48,082)	—	(48,082)	—
Loss on issuance of convertible debt	—	—	358,279	—
(Gain) loss on voluntary conversion of convertible debt into common stock	27,790	—	(56,010)	1,077,287
Loss on monthly redemptions of convertible debt into common stock	—	—	208,852	—
Gain on settlements of accounts payable	(348,305)	—	(348,305)	—
Loss on fixed asset disposal	—	21,747	—	21,747
Other income, net	(6,547)	(33,454)	(9,262)	(33,534)
Total other expense (income), net	527,677	456,662	873,892	976,553

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,796,258)	(3,235,025)	(5,302,568)	(10,007,448)

(BENEFIT) PROVISION FOR INCOME TAXES	(2,198)	—	800	—

NET LOSS FROM CONTINUING OPERATIONS	(1,794,060)	(3,235,025)	(5,303,368)	(10,007,448)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax	—	159,507	—	(683,008)
Loss on disposal of discontinued operations, net of tax	—	(619,545)	(100,000)	(619,545)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	(460,038)	(100,000)	(1,302,553)

NET LOSS	(1,794,060)	(3,695,063)	(5,403,368)	(11,310,001)

Net loss attributable to non-controlling interest from discontinued operations	—	(38,526)	—	(343,038)

Net loss available to Qualigen Therapeutics, Inc.	$(1,794,060)	$(3,656,537)	$(5,403,368)	$(10,966,963)
Deemed dividend arising from warrant down-round provision	$(27,587)	$—	$(87,604)	$—

Net loss attributable to Qualigen Therapeutics, Inc	$(1,821,647)	$(3,656,537)	$(5,490,972)	$(10,966,963)

Net loss per common share, basic and diluted - continuing operations	$(4.70)	$(32.01)	$(24.48)	$(99.64)
Net income (loss) per common share, basic and diluted - discontinued operations	$—	$(4.17)	$(0.45)	$(9.55)
Total net loss per common share, basic and diluted	$(4.70)	$(36.18)	$(24.93)	$(109.19)
Weighted-average number of shares outstanding, basic and diluted	387,878	101,049	220,221	100,434

Other comprehensive loss, net of tax
Net loss	$(1,794,060)	$(3,695,063)	$(5,403,368)	$(11,310,001)
Foreign currency translation adjustment from discontinued operations	—	—	—	(50,721)
Other comprehensive loss	(1,794,060)	(3,695,063)	(5,403,368)	(11,360,722)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	—	(38,526)	—	(343,038)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(1,794,060)	$(3,656,537)	$(5,403,368)	$(11,017,684)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	107,243	$43,262	$114,655,565	$(116,802,384)	$(2,103,557)
Monthly redemptions of convertible debt into common stock	22,771	1,138	545,094	—	546,232
Fair value of warrant modification for professional services	—	—	9,737	—	9,737
Stock-based compensation	—	—	58,651	—	58,651
Net loss	—	—	—	(2,032,751)	(2,032,751)
Balance at March 31, 2024	130,013	$44,400	$115,269,047	$(118,835,135)	$(3,521,688)
Voluntary conversion of convertible debt into common stock	28,000	1,400	278,801	—	280,201
Monthly redemptions of convertible debt into common stock	22,726	1,137	355,959	—	357,096
Stock issued upon partial exercise of warrants	11,538	577	149,423	—	150,000
Stock-based compensation	—	—	33,086	—	33,086
Net loss	—	—	—	(1,576,558)	(1,576,558)
Balance at June 30, 2024	192,278	$47,514	$116,086,316	$(120,411,693)	$(4,277,863)
Issuance of common stock and prefunded warrants in public offering	294,481	14,724	3,038,624	—	3,053,348
Voluntary conversion of convertible debt into common stock	38,222	1,911	452,972	—	454,883
Fair value of warrant modification for professional services	—	—	2,299	—	2,299
Stock issued upon partial exercise of warrants	20,460	1,023	264,958	—	265,981
Restricted share settlements issued to former Board members	2,843	142	142,209	—	142,351
Fair value of warrants reclassified from equity to liabilities	—	—	(14,998)		(14,998)
Stock-based compensation	—	—	27,208	—	27,208
Net loss	—	—	—	(1,794,060)	(1,794,060)
Balance at September 30, 2024	548,284	$65,314	$119,999,588	$(122,205,753)	$(2,140,851)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Qualigen Therapeutics, Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance at December 31, 2022	84,215	$42,110	$110,528,050	$50,721	$(103,385,172)	$7,235,709	$1,530,881	$8,766,590
Voluntary conversion of convertible debt into common stock	16,835	842	1,111,740	—	—	1,112,582	—	1,112,582
Stock-based compensation	—	—	247,657	—	—	247,657	4,569	252,226
Foreign currency translation adjustment	—	—	—	119,723	—	119,723	56,497	176,220
Net loss	—	—	—	—	(3,846,221)	(3,846,221)	(261,028)	(4,107,249)
Balance at March 31, 2023	101,049	$42,952	$111,887,447	$170,444	$(107,231,393)	$4,869,450	$1,330,919	$6,200,369
Stock-based compensation	—	—	667,383	—	—	667,383	4,728	672,111
Foreign currency translation adjustment	—	—	—	(38,553)	—	(38,553)	(18,194)	(56,747)
Net loss	—	—	—	—	(3,464,205)	(3,464,205)	(43,484)	(3,507,689)
Balance at June 30, 2023	101,049	$42,952	$112,554,830	$131,891	$(110,695,598)	$2,034,075	$1,273,969	$3,308,044
Stock-based compensation	—	—	113,801	—	—	113,801	—	113,801
Net loss	—	—	—	—	(3,656,537)	(3,656,537)	(38,526)	(3,695,063)
Deconsolidation of discontinued operations	—	—	—	(131,891)	—	(131,891)	(1,235,443)	(1,367,334)
Balance at September 30, 2023	101,049	$42,952	$112,668,631	$—	$(114,352,135)	$(1,640,552)	$—	$(1,640,552)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,403,368)	$(11,310,001)
Loss from discontinued operations, net of tax	(100,000)	(1,302,553)
Loss from continuing operations	(5,303,368)	(10,007,448)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock-based compensation	118,945	1,028,841
Change in fair value of warrant liabilities	(361,137)	(1,377,855)
Change in fair value of derivative liabilities	321,080	—
Accrued interest on short-term note receivable - Marizyme	(48,082)	—
(Gain) loss on voluntary conversion of convertible debt	(56,010)	1,077,287
Loss on monthly redemptions of convertible debt into common stock	208,852	—
Accretion of discount on convertible debt	514,028	1,247,198
Loss on issuance of convertible debt	358,279	—
Loss on disposal of fixed assets	—	21,747
Fair value of warrant modification for professional services	12,036	—

Changes in operating assets and liabilities:
Prepaid expenses and other assets	554,685	(640,105)
Accounts payable	(584,537)	952,269
Accrued expenses and other current liabilities	207,249	443,330
Net cash used in operating activities - continuing operations	(4,057,980)	(7,254,736)
Net cash used in operating activities - discontinued operations	—	2,622,059
Net cash used in operating activities	(4,057,980)	(4,632,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of short-term note receivable - Marizyme	(1,250,000)	—
Net cash provided by investing activities - discontinued operations	350,000	3,980,541
Net cash provided by (used in) investing activities	(900,000)	3,980,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of convertible notes payable	1,475,000	(440,000)
Proceeds from issuance of common shares and prefunded warrants in public offering	3,053,348	—
Net proceeds from issuance of short term debt	2,000,000	—
Proceeds from warrant exercises	415,981	—
Payments on short term debt	(2,000,000)	—
Net cash provided by (used in) financing activities - continuing operations	4,944,329	(440,000)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	4,944,329	(440,000)

Net change in cash and cash equivalents	(13,651)	(1,092,136)
Cash and cash equivalents from continuing operations- beginning of period	401,803	3,165,985
Cash and cash equivalents from continuing operations - end of period	$388,152	$2,073,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$61,020	$—
Taxes	$7,864	$4,900

NONCASH FINANCING AND INVESTING ACTIVITIES:
Monthly redemptions of convertible debt into common stock	$903,329	$—
Voluntary conversion of convertible debt into common stock	$735,083	$1,112,582
Deemed dividend arising from warrant down-round provision	$87,604	$—
Exchange of derivative liability for warrant and convertible debt	$675,625	$—
Net transfers to equipment held for lease from inventory	$—	$83,271

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

On May 26, 2022, the Company acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex, Ltd. (“NanoSynex”) from Alpha Capital Anstalt (“Alpha”), a related party, in exchange for 7,000 reverse split adjusted shares of the Company’s common stock and a prefunded warrant to purchase 6,629 reverse split adjusted shares of the Company’s common stock at an exercise price of $0.001 per share. These warrants were subsequently exercised on September 13, 2022. Concurrently with this transaction, the Company also entered into a Master Funding Agreement for the Operational and Technology Funding of NanoSynex Ltd., dated May 26, 2022, with NanoSynex (the “NanoSynex Funding Agreement”), to, among other things, provide for the further funding of NanoSynex, and purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in the Company acquiring a 52.8% interest in NanoSynex (the “NanoSynex Acquisition”). NanoSynex is a nanotechnology diagnostics company domiciled in Israel. On July 20, 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex (the “NanoSynex Amendment”), which amended the NanoSynex Funding Agreement, to, among other things, eliminate most of the Company obligation for the further funding of NanoSynex. Pursuant to the terms of the NanoSynex Amendment, the Company lost its controlling interest in NanoSynex (see Note 5 -Discontinued Operations).

Reverse Stock Split

On October 28, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended (the “Amendment”) with the Secretary of State of Delaware to effect a 1-for-50 Reverse Stock Split of the Company’s common stock, which became effective on November 5, 2024. The Amendment did not reduce the number of authorized shares of common stock, which remains at 225,000,000, and did not change the par value of the common stock, which remains at $0.0001 per share. As a result of the Reverse Stock Split, every fifty shares of the common stock were combined into one issued and outstanding share of common stock and no fractional shares were issued. Stockholders who otherwise would be entitled to receive a fractional share in connection with the Reverse Stock Split will receive a cash payment in lieu thereof.

All share and per share information shown herein has been retroactively adjusted to reflect the effect of the Reverse Stock Split Amendment for all periods presented.

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its former wholly-owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. In general, the functional currency of the Company and its subsidiaries is the U.S. dollar. For NanoSynex, the functional currency was the local currency, New Israeli Shekels (NIS). As such, assets and liabilities for NanoSynex were translated into U.S. dollars with the effects of foreign currency translation adjustments reflected as a component of accumulated other comprehensive loss within the Company’s condensed consolidated statements of changes in stockholders’ equity (deficit).

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

Accounting Estimates

Management uses estimates and assumptions in preparing its condensed consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant estimates relate to the estimated fair value of warrant liabilities, convertible debentures, derivative liabilities, and stock-based compensation. Actual results could materially vary from the estimates that were used.

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

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that assets may not be recoverable. An impairment loss would be recognized when the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. During the nine months ended September 30, 2024 and 2023, no such impairment losses have been recorded.

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

Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update, among other things, requires disclosure of certain significant segment expenses. We will adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ending December 31, 2024. We do not expect the adoption of the new accounting guidance will have a material impact to our consolidated financial statements.

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

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of September 30, 2024, we had approximately $388,000 in cash and an accumulated deficit of $122.2 million. For the nine months ended September 30, 2024 and year ended December 31, 2023, we used cash of $4.0 million and $11 million, respectively, in operations.

The Company’s cash balances as of the date that these financial statements were issued, without additional financing, are expected to fund operations through the fourth quarter of 2024. The Company expects to continue to have net losses and negative cash flow from operations, which will challenge its liquidity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. Between February 2024 and April 2024 the Company raised $1.5 million from the sale of Convertible Debentures (see Note 8 - Convertible Debt - Related Party). In July 2024 the Company raised an additional $2.0 million from the sale of a nonconvertible 18% Senior Note, which was subsequently repaid in September 2024. In September 2024, the Company raised additional net proceeds of approximately $3.1 million from the sale of common stock and prefunded warrants in a public offering. There can be no assurance that further financing can be obtained on favorable terms, or at all. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect the Company’s business prospects.

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

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Prepaid insurance	$313,703	$566,011
Other prepaid expenses	63,057	25,053
Prepaid consulting	250,000	—
Prepaid research and development expenses	—	173,900
	$626,760	$764,964

NOTE 4 — SHORT-TERM NOTE RECEIVABLE - MARIZYME

Other current assets consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Short-term note receivable - Marizyme	$1,298,082	$—
	$1,298,082	$—

On July 15, 2024, the Company advanced to Marizyme, Inc., $1,250,000 against which Marizyme had previously delivered its demand promissory note to the Company of like principal amount dated July 12, 2024 (the “Marizyme Note”). The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the current expected credit loss ("CECL") model, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The conclusion was that if the Company were to demand repayment of the loan mentioned above, management expects that the Company would be able to recover substantially all of its investment in a presumed liquidation of Marizyme’s assets, as the Company has seniority in any future bankruptcy or insolvency proceeding. As such, management estimates the expected credit losses on the Marizyme Note to be zero as of September 30, 2024.

The Company is also party to a Co-Development Agreement with Marizyme (see Note 11 - Research and License Agreements).

NOTE 5 — DISCONTINUED OPERATIONS

The summary of gain (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2024 are as follows:

		Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024			Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Qualigen, Inc.	NanoSynex	Total	Qualigen, Inc.	NanoSynex	Total	Qualigen, Inc.	NanoSynex	Total	Qualigen, Inc.	NanoSynex	Total
Loss on disposal of discontinued operations, net of tax	$—	$—	$—	$—	$—	$—	$90,778	$68,729	$159,507	$(171,701)	$(511,307)	$(683,008)
Income (loss) from discontinued operations, net of tax	—	—	—	(100,000)	—	(100,000)	3,859,465	(4,479,010)	(619,545)	3,859,465	(4,479,010)	(619,545)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	$—	$—	$—	$(100,000)	$—	$(100,000)	$3,950,243	$(4,410,281)	$(460,038)	$3,687,764	$(4,990,317)	$(1,302,553)

Sale of Qualigen Inc.

On July 20, 2023, the Company completed the sale of Qualigen, Inc., its formerly wholly-owned subsidiary, to Chembio Diagnostics, Inc. for net cash consideration of $5.4 million, of which $4.9 million was received during the year ended December 31, 2023, and $450,000 was being held in escrow until January 20, 2025 to satisfy certain Company indemnification obligations. On June 4, 2024, the escrow account was settled early by mutual agreement of the Company and the buyer resulting in cash proceeds to the Company of $350,000 and a loss on disposal of discontinued operations of $100,000 for the nine months ending September 30, 2024. There was no other activity related to Qualigen, Inc. during the three and nine months ended September 30, 2024.

There were no assets and liabilities remaining related to Qualigen, Inc. as of September 30, 2024 or December 31, 2023.

The Company reclassified the following statement of operations items to discontinued operations for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30,	For the Nine Months September 30,
	2023	2023
REVENUES
Net product sales	$426,920	$3,661,121
Total revenues	426,920	3,661,121

EXPENSES
Cost of product sales	269,747	2,551,114
General and administrative	26,346	610,559
Research and development	2,612	206,819
Sales and marketing	37,288	405,626
Total expenses	335,993	3,774,118

OTHER EXPENSE (INCOME), NET
Loss on disposal of equipment held for lease	—	63,302
Other expense (income), net	149	(4,898)
Loss on fixed asset disposal	—	300
Total other expense (income), net	149	58,704

INCOME (LOSS) FROM DISCONTINUED OPERATIONS OF QUALIGEN, INC.	90,778	(171,701)

Gain on sale of Qualigen, Inc.	3,859,465	3,859,465

INCOME (LOSS) FROM DISCONTINUED OPERATIONS OF QUALIGEN, INC.	$3,950,243	$3,687,764

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

There were no assets and liabilities recognized related to NanoSynex as of September 30, 2024 or December 31, 2023.

There was no activity related to NanoSynex during the three and nine months ended September 30, 2024. The Company reclassified the following statement of operations items to discontinued operations for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30,	For the Nine Months September 30,
	2023	2023
EXPENSES
Research and development	$81,640	$869,064
Total expenses	81,640	869,064

Loss on disposal of discontinued operations	4,479,010	4,479,010

(BENEFIT) PROVISION FOR INCOME TAXES	(150,369)	(357,757)

LOSS FROM DISCONTINUED OPERATIONS OF NANOSYNEX, LTD.	(4,410,281)	(4,990,317)

Loss attributable to noncontrolling interest	(1,276,969)	(1,578,481)

NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	$(3,133,312)	$(3,411,836)

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Board compensation	$97,597	$129,499
Interest (Convertible debt)	68,318	10,004
License fees	4,907	32,975
Payroll	3,173	1,215
Professional fees	163,270	121,775
Research and development	61,515	104,402
Vacation	164,095	151,286
Other	7,273	8,850
	$570,148	$560,006

NOTE 7 — WARRANT LIABILITIES

In 2004, the Company issued warrants to various investors and brokers for the purchase of Series C preferred stock in connection with a private placement (the “Series C Warrants”). The Series C Warrants were subsequently extended and, upon closing of the reverse recapitalization transaction with Ritter, exchanged for warrants to purchase common stock of the Company. The Series C Warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, based on the inclusion of a leveraged ratchet provision for subsequent dilutive issuances. As of December 31, 2022 there were 26,995 Series C Warrants outstanding with an exercise price of $66.00 per share.

On December 22, 2022, in conjunction with the issuance of the Debenture to Alpha (see Note 8 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock (the “Alpha Warrant”). The exercise price of the Alpha Warrant was $82.50 (equal to 125% of the conversion price of the Debenture on the closing date). The Alpha Warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant. The fair value of this Alpha Warrant was included in Warrant liabilities-related party on the Company’s consolidated balance sheet as of December 31, 2022. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to a Securities Purchase Agreement, with Alpha. This Amendment eliminated certain adjustment provisions of the Warrant. The Company determined the event resulted in equity classification for the Warrant and, accordingly, the Company remeasured the warrant liabilities to fair value, and reclassified to noncompensatory equity classified warrants (see Note 12 - Stockholders Equity).

On November 24, 2023, 21,952 Series C Warrants expired, and on December 5, 2023 the remaining Series C Warrants were repriced from an exercise price of $66.00 per share to an exercise price of $36.50 per share, with 4,074 additional ratchet Series C Warrants issued, resulting in 9,113 of these Series C Warrants outstanding and exercisable as of December 31, 2023.

On February 27, 2024, these Series C Warrants were repriced again as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture, from an exercise price of $36.50 per share to an exercise price of $13.00 per share, with 16,473 additional ratchet Series C Warrants issued, resulting in 25,586 of these Series C Warrants outstanding and exercisable, and on June 26, 2024 these remaining 25,586 Series C Warrants expired.

On April 12, 2024, in connection with an 8% Convertible Debenture in the principal amount of $1,100,000 issued to Yi Hua Chen (“Chen”) (see Note 8 – Convertible Debt), we issued a liability classified warrant to Chen purchase 36,001 shares of our common stock, exercisable until February 27, 2029. On September 6, 2024 as a result of the down-round provision triggered by shares sold in a public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. The warrant remains outstanding and exercisable and was liability classified as of September 30, 2024 due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. The fair value of the warrant was $565,582 on the issuance date and $257,492 at September 30, 2024. During the three and nine months ended September 30, 2024, the Company recorded a gain on change in fair value of warrant liabilities of $2,784 and $308,090 for this warrant.

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, as of September 30, 2024 the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares) was reclassified to liabilities (see Note 12 - Stockholders’ Equity).

The following table summarizes the activity in liability classified warrants for the nine months ended September 30, 2024:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	9,113	$36.50	$36.50 - $36.50	0.49
Granted	52,474	$10.96	$6.50 - $13.00	4.41
Exercised	—	—	—	—
Reclassified from equity	2,314	$6.50	$6.50 - $6.50	4.41
Expired	(25,586)	$13.00	$13.00 - $13.00	—
Forfeited	—	—	—	—
Total outstanding – September 30, 2024	38,315	$6.50	$6.50 - $6.50	4.41
Exercisable	38,315	$6.50	$6.50 - $6.50	4.41

The following table summarizes the activity in liability classified warrants for the nine months ended September 30, 2023:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2022	76,992	$76.72	$66.00 - $82.50	3.9
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – September 30, 2023	76,992	$76.72	$66.00 - $82.50	3.16
Exercisable	76,992	$76.72	$66.00 - $82.50	3.16

The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of September 30, 2024:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant Liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2023	$—	$—	$54,600	$54,600
Granted	—	—	565,582	565,582
Exercised	—	—	—	—
Reclassified from equity	—	—	14,997	14,997
Gain on change in fair value of warrant liabilities	—	—	(361,137)	(361,137)
Balance as of September 30, 2024	$—	$—	$274,042	$274,042

During the three and nine months ended September 30, 2024, warrants for 2,314 common shares with an exercise price of $6.50 with a fair value of $14,997 as of September 30, 2024 were reclassified from equity to liabilities. There were no transfers of financial assets or liabilities between category levels for the three and nine months ended September 30, 2023.

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
	Actual	Weighted Average	Range	Weighted Average
Risk-free interest rate	3.61% — 3.61%	3.61%	4.523% — 5.401%	4.83%
Expected volatility (peer group)	119.5% — 119.5%	119.5%	57.9% — 134.5%	108.41%
Term of warrants (years)	4.41 — 4.41	4.41	0.14 — 4.73	3.16
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE 8 — CONVERTIBLE DEBT

2022 Convertible Debenture (Related party)

On December 22, 2022, we issued to Alpha an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022 (the “2022 Securities Purchase Agreement”). The 2022 Debenture has a maturity date of December 22, 2025 and is convertible, at any time, and from time to time, until the 2022 Debenture is no longer outstanding, at Alpha’s option, into shares of our common stock (the “Conversion Shares”), at a price initially equal to $66.00 per share, subject to adjustment as described in the 2022 Debenture and other terms and conditions described in the 2022 Debenture. On July 13, 2023, we obtained stockholder approval, for purposes of complying with Nasdaq Listing Rule 5635(d), for the issuance to Alpha of more than 20% of our issued and outstanding shares of common stock pursuant to the terms and conditions of (a) the 2022 Debenture, and (b) the common stock purchase warrant dated December 22, 2022 issued by us to Alpha. Between January 9 and 12, 2023, we issued 16,832 shares of common stock upon Alpha’s partial voluntary conversion of the 2022 Debenture at a conversion price of $66.00 per share for a total of $1,111,078 principal. In October and December 2023, we issued 6,193 shares of common stock to Alpha in lieu of cash for monthly redemption payments on the 2022 Debenture at a weighted average price of $35.52 per share.

During the three and nine months ending September 30, 2024, we issued 30,378 and 103,865 shares of common stock, respectively to Alpha in lieu of cash for monthly redemption payments on and voluntary conversions of the 2022 Debenture at a weighted average conversion price of $13.00 and $13.66 per share, respectively, and a weighted average fair value of $12.97 and $15.19 per share, respectively.

During the three and nine months ending September 30, 2023, we issued 0 and 16,832 shares of common stock, respectively to Alpha in lieu of cash for monthly redemption payments on, and voluntary conversions of the 2022 Debenture at a weighted average conversion price of $0 and $66.00 per share, respectively, and a weighted average fair value of $0 and $66.09 per share, respectively.

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

The 2022 Debenture accrued interest at the rate of 8% per annum, which did not begin accruing until December 1, 2023, and was payable on a monthly or quarterly basis. Interest may be paid in cash or shares of our common stock or a combination thereof at our option; provided that interest may only be paid in shares if the Equity Conditions have been satisfied or waived.

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

On December 5, 2023, the Company and Alpha executed Amendment No. 1 with regard to Securities Purchase Agreement (the “SPA Amendment”), pursuant to which the Company and Alpha agreed to, among other things, reduce the Conversion Price of the 2022 Debenture from $66.00 per share to $36.50 per share and reduce the exercise price of the 2022 Warrant from $82.50 per share to $36.50 per share, in each case subject to certain adjustments. In addition, the SPA Amendment revised certain provisions of the 2022 Warrant to (i) limit the circumstances which would trigger a potential adjustment to the exercise price of the 2022 Warrant and (ii) clarify the treatment of the 2022 Warrant upon a Fundamental Transaction. The purpose of these revisions was to remove the terms that caused the 2022 Warrant to be liability-classified under U.S. GAAP. The Company performed an assessment and concluded that all remaining adjustment features in the revised language meet the FASB’s definition of a down-round feature. In addition, the 2022 Warrant was determined to meet all of the additional requirements for equity classification. Accordingly, as of December 5, 2023, the Company remeasured the 2022 Warrant to its fair value immediately prior to the modification and recognized the change in fair value in earnings. The incremental fair value impact from the 2022 Warrant modification of $0.09 million was included in the Company’s evaluation of the 2022 Debenture modification under ASC 470, discussed further below. The Company then reclassified the 2022 Warrant liability to equity at its post-modification fair value of $1.6 million.

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

During the three and nine months ended September 30, 2024, the Company recognized a gain of approximately $1,000, and a loss of approximately $124,000 respectively, upon debenture share redemptions, and recorded interest expense of approximately $28,000 and $162,000 (of which approximately $28,000 and $120,000 was attributable to discount accretion, respectively) for the three and nine months ended September 30, 2024 respectively, in other expenses in the condensed consolidated statements of operations related to the 2022 Debenture. As of September 30, 2024 and December 31, 2023, the fair value of the suite of bifurcated embedded derivative features related to the 2022 Debenture was $0.

During the three and nine months ended September 30, 2023, the Company recorded interest of approximately $368,000 and$1.3 million, respectively (of which approximately $350,000 and $1.2 million was attributable to discount amortization, respectively) in other expenses in the condensed consolidated statements of operations. As of September 30, 2023, the fair value of the Alpha Warrant was approximately $2.2 million, and the fair value of the suite of bifurcated embedded derivative features was $0.

On July 3, 2024 and July 5, 2024 Alpha voluntarily converted the remainder of the 2022 Debenture.

2024 Convertible Debenture (Related party)

On February 27, 2024, upon our receipt of a cash purchase price payment of $500,000 less expenses, we issued to Alpha an 8% Convertible Debenture (the “2024 Alpha Debenture”) in the principal amount of $550,000. The 2024 Alpha Debenture matures no later than December 31, 2024 and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at $30.56 per share, subject to adjustment as described in the 2024 Alpha Debenture. Except in respect of an Exempt Issuance, the 2024 Alpha Debenture contains a “ratchet” antidilution provision, with a $5.82 per share floor. Upon the closing of the public offering on September 6, 2024 per the terms of the antidilution provision, the conversion price of the 2024 Alpha Debenture was reduced from $30.56 to $6.50 per share. The 2024 Alpha Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Alpha a noncompensatory equity classified 5-year common stock purchase warrant to purchase (at $13.00 per share) 18,001 shares of our common stock (see Note 12 - Stockholders Equity (Deficit)).

We also granted to Alpha an option, exercisable until July 1, 2024, to purchase from us additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 36,001 additional warrants).

On September 9, 2024 we issued 7,842 shares of common stock upon Alpha’s partial voluntary conversion of the 2024 Alpha Debenture at a conversion price of $6.50 per share for a total of $50,979 principal.

During the three and nine months ending September 30, 2024 in connection with the 2024 Alpha Debenture, the Company recorded initial derivative liabilities with a fair value of $858,279, and interest expense of approximately $165,000 and $403,000, respectively (of which approximately $154,000 and $376,000, respectively was attributable to discount accretion), and loss (gain) on change in derivative liabilities of approximately $151,000 and ($14,000), respectively in other expenses in the condensed consolidated statements of operations. As of September 30, 2024, the fair value of the suite of bifurcated embedded derivative features related to the 2024 Alpha Debenture was approximately $169,000.

The Securities Purchase Agreement related to the issuance of 2024 Alpha Debenture resulted in down-round provisions of various warrants being triggered which resulted in reductions of the exercise price of these warrants from $36.50 per share to $6.50 per share (see Note 7 - Warrant Liabilities and Note 12 - Stockholders Equity (Deficit).

2024 Convertible Debenture

In April 2024, Alpha assigned its option to Chen and Chen exercised the option in full, in exchange for $1,000,000, less expenses, we issued to Chen an 8% Convertible Debenture (the “2024 Chen Debenture”) with a principal amount of $1,100,000. The 2024 Chen Debenture matures no later than December 31, 2024 and was convertible, at any time, and from time to time, at Chen’s option, into shares of common stock of the Company, at $30.56 per share, subject to adjustment as described in the 2024 Chen Debenture. Except in respect of an Exempt Issuance, the 2024 Chen Debenture contains a “ratchet” antidilution provision, with a $5.82 per share floor. Upon the closing of the public offering on September 6, 2024 per the terms of the antidilution provision, the conversion price of the 2024 Chen Debenture was reduced from $30.56 to $6.50 per share. The 2024 Chen Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Chen a 5-year liability classified common stock purchase warrant to purchase 36,001 shares of our common stock at $6.50 per share with an initial fair value of $565,582 (see Note 7 - Warrant Liabilities).

During the three and nine months ending September 30, 2024 in connection with the 2024 Chen Debenture, the Company recorded initial derivative liabilities with a fair value of $33,243, and recorded interest expense of approximately $32,000 and $60,000, respectively (of which approximately $10,000 and $18,000, respectively was attributable to discount accretion), and loss on change in derivative liabilities of approximately $345,000 and $335,000, respectively in other expenses in other expenses in the condensed consolidated statements of operations. As of September 30, 2024, the fair value of the suite of bifurcated embedded derivative features related to the 2024 Alpha Debenture was approximately $368,000. The fair value of the warrant issued in connection with the 2024 Chen Debenture was approximately $257,000 at September 30, 2024, and during the three and nine months ended September 30, 2024, the Company recorded a gain on change in fair value of warrant liabilities of approximately $2,784 and $308,090 for this warrant.

Convertible debt is comprised of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Convertible debt	$1,100,000	$—
Discount on convertible debt	(9,998)	—
Total convertible debt	$1,090,002	$—

	September 30, 2024	December 31, 2023
Convertible debt - related party	499,021	1,418,922
Discount on convertible debt - related party	(154,792)	(119,706)
Total convertible debt - related party	$344,229	$1,299,216

As of September 30, 2024, there were no events of default or violation of any covenants under our financing obligations.

The following table presents the Company’s fair value hierarchy for its derivative liabilities arising from the issuance of convertible debt measured at fair value on a recurring basis as of September 30, 2024:

Derivative Liabilities Arising From Issuance of Convertible Debt	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Granted	—	—	215,897	215,897
Loss on change in fair value of derivative liabilities	—	—	321,080	321,080
Balance as of September 30, 2024	$—	$—	$536,977	$536,977

The following are the weighted average and the range of assumptions used in estimating the fair value of derivative liabilities arising from the issuance of convertible debt as of September 30, 2024:

	September 30, 2024
	Actual	Weighted Average
Risk-free interest rate	4.79% — 4.79%	4.79%
Expected volatility (peer group)	139.5% — 139.5%	139.5%
Remaining term (years)	0.25 — 0.25	0.25
Expected dividend yield	0.00%	0.00%

NOTE 9 — EARNINGS (LOSS) PER SHARE

Basic loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options and warrants. The Company has included pre-funded warrants in its computation of basic net loss per share based on the nominal exercise price.

The following potentially dilutive securities have been excluded from diluted net loss per share as of September 30, 2024 and 2023 because their effect would be anti-dilutive:

	As of September 30,
	2024	2023
Shares of common stock subject to outstanding options	6,740	8,324
Shares of common stock subject to outstanding warrants	90,023	81,199
Shares of common stock subject to outstanding convertible debt	246,003	—
Total common stock equivalents	342,766	89,523

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

For both the three months ended September 30, 2024 and 2023, there were license costs of $0 and $12,000, and for the nine months ended September 30, 2024 and 2023, there were license costs of approximately $2,000 and $28,000, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

Sponsored research expenses related to these agreements for the three months ended September 30, 2024 and 2023 were $0 and $101,000, and for the nine months ended September 30, 2024 and 2023 were $0 and $657,000. License costs were approximately $22,000 and $18,000 related to these agreements for the three months ended September 30, 2024 and 2023, respectively, and approximately $76,000 and $47,000 related to these agreements for the nine months ended September 30, 2024 and 2023, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

Sponsored research expenses related to these agreements for the three months ended September 30, 2024 and 2023 were both $0, and for the nine months ended September 30, 2024 and 2023 were both $0, and are recorded in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss. License costs related to these agreements for the three months ended September 30, 2024 and 2023 were both $0, and for the nine months ended September 30, 2024 and 2023 were approximately $1,000 and $22,000, respectively, and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

Marizyme

On April 11, 2024, we entered into a Co-Development Agreement with Marizyme. Under the Co-Development Agreement (as amended on August 6, 2024), we agreed to pay Marizyme a Funding Payment of up to $1,750,000 and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payment is designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payment we will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States. In addition, on July 15, 2024, the Company advanced $1,250,000 to Marizyme, against which Marizyme had previously delivered a demand promissory note to the Company (see Note 4 - Short Term Note Receivable - Marizyme).

NOTE 12 — STOCKHOLDERS’ EQUITY

As of September 30, 2024 and December 31, 2023, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

At September 30, 2024, the Company has reserved 590,597 shares of authorized but unissued common stock for possible future issuance. At September 30, 2024, shares were reserved in connection with the following:

Exercise of issued and future grants of stock options	15,114
Conversion of convertible debt	246,004
Exercise of stock warrants	329,479
Total	590,597

Preferred Stock

At September 30, 2024 and December 31, 2023, there were no shares of preferred stock outstanding.

Stock Options and Warrants

Stock Options

The Company recognizes all compensatory share-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At September 30, 2024 and December 31, 2023, there were 6,739 and 7,978 outstanding stock options, respectively, under the 2020 Plan and on such dates there were 8,375 and 7,136 shares reserved under the 2020 Plan, respectively, for future grant.

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at September 30, 2024, and changes during the nine-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	7,978	$1,760.26	$256.80 — $2,565.00	7.06
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(1,239)	$743.77	$256.80 — $2,565.00	—
Total outstanding – September 30, 2024	6,739	$1,947.06	$256.80 — $2,565.00	6.22
Exercisable (vested)	6,153	$2,103.52	$256.80 — $2,565.00	6.08
Non-Exercisable (non-vested)	586	$305.69	$256.80 — $620.00	7.71

There was approximately $119,000 and $1.0 million of compensation cost related to outstanding stock options for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was approximately $19,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.58 years.

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

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero, as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. The Company’s expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term, because the Company does not have sufficient stock price history over the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

The Company recorded share-based compensation expense and classified it in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$27,208	$73,384	$94,264	$881,365
Research and development	—	40,417	24,680	140,674
Total	$27,208	$113,801	$118,944	$1,022,039

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

On February 27, 2024, as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture, 1,353 warrants were repriced from $36.50 per share exercise price to $13.50 per share exercise price. The increase in fair value of $9,737 for the modification of these warrants was charged to general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. On September 6, 2024 as a result of a down-round provision triggered by shares sold in the public offering, these 1,353 warrants were repriced again from $13.50 per share exercise price to $6.50 per share exercise price. The increase in fair value of $2,299 for the modification of these warrants was charged to general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

No compensatory warrants were issued during the three and nine months ended September 30, 2024 and September 30, 2023.

The following table summarizes the activity in the common stock equity classified compensatory warrants for the nine months ended September 30, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	2,381	$534.44	$36.50—$1,270.25	1.25
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(520)	$1,033.15	$1,033.15—$1,033.15	—
Forfeited	—	—	—	—
Total outstanding –September 30, 2024	1,861	$351.88	$6.50—$1,270.25	4.50
Exercisable	1,861	$351.88	$6.50—$1,270.25	0.72
Non-Exercisable	—	—	—	—

The following table summarizes the activity in the common stock equity classified compensatory warrants for the nine months ended September 30, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	3,581	$455.88	$66.00 — $1,270.25	1.73
Exercised	—	—	—	—
Expired	(1,200)	$300.00	$300.00 — $300.00	—
Forfeited	—	—	—	—
Total outstanding – September 30, 2023	2,381	$534.44	$66.00 — $1,270.25	1.50
Exercisable	2,381	$534.44	$66.00 — $1,270.25	1.50
Non-Exercisable	—	—	—	—

There was approximately $2,000 and $12,000 in compensation cost related to outstanding equity classified compensatory warrants for the three and nine months ended September 30, 2024 respectively, and $0 for both the three and nine months ended September 30, 2023. As of September 30, 2024 and September 30, 2023, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

On May 22, 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to Alpha (a related party) for the purchase of common stock. 141 of these warrants remain outstanding and exercisable as of September 30, 2024 and may be exercised in whole or in part, at any time before May 22, 2025. On December 22, 2022, in conjunction with the issuance of a debenture to Alpha (see Note 8 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of this warrant was initially $82.50, and may be exercised in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to the related Securities Purchase Agreement, with Alpha. This Amendment reduced the Exercise Price of the December 22, 2022 warrant from $82.50 per share to $36.50 per share. The Amendment also revised certain provisions of the warrant which resulted in reclassification of the warrant from liabilities to equity.

On February 27, 2024 the Company entered into a new Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture (see Note 8 – Convertible Debt). This Securities Purchase Agreement resulted in the reduction of the exercise price of the December 22, 2022 warrant and the May 2020 warrant from $36.50 per share to $13.00 per share. The company recognized a deemed dividend of $60,017, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the condensed consolidated statements of changes in stockholders’ equity. In addition, on February 27, 2024, the Company issued to Alpha a warrant to purchase 18,001 shares of the Company’s common stock at an exercise price of $13.00 per share, which may be exercised in whole or in part, at any time before February 27, 2029.

On September 6, 2024 as a result of the down-round provision triggered by shares sold in a public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. The company recognized an additional deemed dividend of $27,587, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the condensed consolidated statements of changes in stockholders’ equity.

On September 6, 2024, upon the closing of a public offering, the Company issued pre-funded warrants to purchase 239,456 shares at a price of $6.45 per share with an exercise price of $0.05 per share (the “pre-funded warrants”). The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. No pre-funded warrants were exercised during the three or nine months ending September 30, 2024.

On September 6, 2024, upon the closing of a public offering, 16,019 warrants were issued to the placement agent. These warrants are not exercisable until March 5, 2025 and expire on September 6, 2029.

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, as of September 30, 2024 the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares) was reclassified to liabilities (see Note 7 - Warrant Liabilities).

The following table summarizes the non compensatory equity classified warrant activity for the nine months ended September 30, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	50,141	$36.50	$36.50 — $36.50	4.47
Granted	70,021	$6.81	$6.50 — $7.80	4.54
Pre-funded investor warrants issued	239,456	$0.05	$0.05 — $0.05	n/a
Exercised	(31,998)	$13.00	$13.00 — $13.00	—
Reclassified to liabilities	(2,314)	$6.50	$6.50 — $6.50	4.41
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – September 30, 2024	325,306	$6.50	$0.00 — $6.50	n/a
Exercisable	309,287	$6.50	$0.00 — $6.50	n/a
Non-Exercisable	16,019	$7.80	$7.80 — $7.80	4.94

The following table summarizes the non compensatory equity classified warrant activity for the nine months ended September 30, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	10,941	$987.97	$66.00 — $1,000.00	0.33
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(9,114)	$1,000.00	$1,000.00 — $1,000.00	—
Forfeited	—	—	—	—
Total outstanding – September 30, 2023	1,827	$927.91	$66.00—$1,000.00	0.33
Exercisable	1,827	$927.91	$66.00—$1,000.00	0.33
Non-Exercisable	—	—	—	—

NOTE 13 — RELATED PARTY TRANSACTIONS

Convertible Debt

On December 22, 2022, the Company issued to Alpha, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. As of December 31, 2023, the remaining principal balance was $1,418,922. During the nine months ended September 30, 2024, the remaining principal balance of this Debenture was converted into 103,876 shares of common stock of the Company, at a weighted average price of $13.66 per share.

On February 27, 2024, the Company issued to Alpha, an 8% Convertible Debenture in the principal amount of $550,000 for a purchase price of $500,000 less expenses pursuant to the terms of a Securities Purchase Agreement dated February 26, 2024. During the nine months ended September 30, 2024, a principal amount of $50,979 of this Debenture was converted into 7,846 shares of common stock of the Company, at a weighted average price of $6.50 per share. As of September 30, 2024 this Debenture had a remaining principal balance of $499,021, and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at a price equal to $6.50 per share, subject to adjustment as described in the Debenture and other terms and conditions described in the Debenture.

See Note 8 – Convertible Debt for additional information concerning convertible debt – related party transactions.

Warrants

On May 22, 2020, as a commitment fee, the Company issued warrants to Alpha for the purchase of common stock. As of September 30, 2024, 141 of these warrants remain outstanding and exercisable, and may be exercised in whole or in part, at any time before May 22, 2025. During the three and nine months ended September 30, 2024 and September 30, 2023, there were no exercises of this warrant.

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. As of September 30, 2024, the exercise price of this warrant was $6.50. This warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the warrant. During the three and nine months ended September 30, 2024, Alpha partially exercised this warrant to purchase 20,460 and 31,998 shares respectively, of the Company’s common stock at a weighted average exercise price of $13.00, for total cumulative proceeds to the Company of $416,000. During the three and nine months ended September 30, 2023, there were no exercises of this warrant.

On February 27, 2024, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 18,001 shares of the Company’s common stock. This warrant may be exercised by Alpha, in whole or in part, at any time before February 27, 2029, subject to certain terms and conditions described in the warrant. During the three and nine months ended September 30, 2024, there were no exercises of this warrant.

As of September 30, 2024, the exercise price of all of the above warrants issued to Alpha was $6.50.

The above warrants are included in equity on the Company’s condensed consolidated balance sheets (see Note 12 – Stockholders’ Equity (Deficit)), except for 2,314 shares of the warrant issued on February 27, 2024, which was reclassified to liabilities as of September 30, 2024, until shareholder approval is obtained for the company to issue the shares (see Note 7 - Warrant Liabilities).

NOTE 14 — SUBSEQUENT EVENTS

Annual Shareholder Meeting

On October 9, 2024, the nominating committee of the Board of Directors (the “Board”) nominated Braeden Lichti as a board member. At the Annual Shareholder Meeting on October 27, 2024, Mr. Lichti along with all other board member nominees was elected to serve as a director until the Company’s annual meeting of stockholders in 2025, or until such person’s successor is duly elected and qualified or until such person’s earlier resignation, death, or removal. All other proposals in the Company’s proxy were also approved.

Reverse Stock Split

On October 28, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding Common Stock, effective November 5, 2024 at 12:01 a.m., Eastern Time (the “Effective Time”). The Reverse Stock Split was approved by the Company’s stockholders at the Company’s reconvened annual meeting of stockholders held on October 25, 2024, at a ratio of not less than 1-for-10 and not greater than 1-for-50, with the exact ratio, if approved and effected at all, to be set within that range at the discretion of the board of directors. On October 25, 2024, the Board of Directors approved a ratio of 1-for-50 for the Reverse Stock Split. The Amendment provides that at the Effective Time, every 50 shares of the Company’s issued and outstanding Common Stock immediately prior to the Effective Time, will automatically be reclassified, without any action on the part of the holder thereof, into one share of Common Stock. No fractional shares will be issued as a result of the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share in connection with the Reverse Stock Split will receive a cash payment in lieu thereof. Equiniti Trust Company is acting as exchange agent for the Reverse Stock Split and will send instructions to stockholders of record who hold stock certificates regarding the exchange of certificates for Common Stock, should they wish to do so. Stockholders who hold their shares in brokerage accounts or “street name” are not required to take any action to effect the exchange of their shares. Commencing on November 5, 2024, trading of the Company’s Common Stock will continue on the Nasdaq Capital Stock Market on a reverse stock split-adjusted basis. The new CUSIP number for the Company’s Common Stock following the Reverse Stock Split is 74754R301.

New Chairperson of the Audit Committee and Independent Member of the Board

On October 8, 2024, the Board of Directors (the “Board”) appointed Braeden Lichti as an independent member of the Board, effective immediately. On October 8, 2024, the Board appointed Robert Lim as the chairperson of the Audit Committee, effective immediately.

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

Derivative Financial Instruments and Warrant Liabilities

On April 12, 2024, in connection with an 8% Convertible Debenture in the principal amount of $1,100,000 issued to Yi Hua Chen (“Chen”) (see Note 7 Warrant Liabilities), we issued a liability classified warrant to Chen purchase 36,001 shares of our common stock, exercisable until February 27, 2029, which remains outstanding and exercisable as of September 30, 2024.

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, as of September 30, 2024 the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares) was reclassified to liabilities (see Note 7 Warrant Liabilities and Note 12 - Stockholders’ Equity).

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	For the Three Months September 30,
	2024	2023
EXPENSES
General and administrative	$1,145,152	$1,336,765
Research and development	123,429	1,441,598
Total expenses	1,268,581	2,778,363

LOSS FROM OPERATIONS	(1,268,581)	(2,778,363)

OTHER EXPENSE (INCOME), NET
(Gain) loss on change in fair value of warrant liabilities	(1,231)	101,112
Loss on change in fair value of derivative liabilities	495,693	—
Interest expense	408,359	367,257
Interest income	(48,082)	—
Loss on voluntary conversion of convertible debt into common stock	27,790	—
Gain on settlements of accounts payable	(348,305)	—
Loss on fixed asset disposal	—	21,747
Other income, net	(6,547)	(33,454)
Total other expense (income), net	527,677	456,662

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,796,258)	(3,235,025)

(BENEFIT) PROVISION FOR INCOME TAXES	(2,198)	—

NET LOSS FROM CONTINUING OPERATIONS	(1,794,060)	(3,235,025)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax	—	159,507
Loss on disposal of discontinued operations, net of tax		(619,545)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	(460,038)

NET LOSS	(1,794,060)	(3,695,063)

Net loss attributable to non-controlling interest from discontinued operations	—	(38,526)

Net loss available to Qualigen Therapeutics, Inc.	$(1,794,060)	$(3,656,537)
Deemed dividend arising from warrant down-round provision	$(27,587)	$—

Net loss attributable to Qualigen Therapeutics, Inc	(1,821,647)	(3,656,537)

Net loss per common share, basic and diluted - continuing operations	$(4.70)	$(32.01)
Net loss per common share, basic and diluted - discontinued operations	$—	$(4.17)
Total net loss per common share, basic and diluted	$(4.70)	$(36.18)
Weighted—average number of shares outstanding, basic and diluted	387,878	101,049

Other comprehensive loss, net of tax
Net loss	$(1,794,060)	$(3,695,063)
Foreign currency translation adjustment from discontinued operations	—	(56,747)
Other comprehensive loss	(1,794,060)	(3,751,810)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	—	(38,526)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(1,794,060)	$(3,713,284)

Expenses

General and Administrative Expenses

General and administrative expenses decreased from $1.3 million for the three months ended September 30, 2023, to $1.1 million for the three months ended September 30, 2024, a decrease of $0.2 million or 15%. This is primarily due to decreases in payroll of $0.2 million, professional fees of $0.1 million and insurance of $0.1 million offset by an increase in investor relations expenses of $0.2 million.

Research and Development Costs

Research and development expenses decreased from $1.4 million for the three months ended September 30, 2023, to $0.1 million for the three months ended September 30, 2024, a decrease of $1.3 million or 91%. This was primarily due to decreases in QN-302 program expenses of $0.8 million, a decrease in RAS program expenses of $0.2 million, a decrease in payroll of $0.2 million and a decrease in stock-based compensation of $0.1 million.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the three months ended September 30, 2024 and 2023, we experienced a gain of approximately $1,000 and a loss of approximately $0.1 million, respectively, on change in fair value of warrant liabilities, primarily due to changes in our stock price and expiration of warrants during the current period, and changes in our stock price in the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Gain on Change in Fair Value of Derivative Liabilities

During the three months ended September 30, 2024 we experienced a gain of approximately $0.5 million on change in fair value of derivative liabilities, compared to $0 for the three months ended September 30, 2023. The fair value of derivative liabilities declined during the current period due to changes in our stock price and a reduction in the remaining term of the underlying instruments. Derivative liabilities in the prior period had no fair value.

Interest Expense, Net

Interest expense during the three months ended September 30, 2024 and September 30, 2023 remained the same.

Loss on Voluntary Conversion of Convertible Debt Into Common Stock

During the three months ended September 30, 2024, we issued 30,378 shares of common stock with a fair value of approximately $394,000, upon Alpha’s partial voluntary conversion of the 2022 Alpha Debenture at a weighted average share price of $13.00. Upon conversion to shares, we recognized a gain on voluntary conversion of convertible debt into common stock of approximately $1,000.

In addition, we issued 7,842 shares of common stock with a fair value of approximately $61,000, upon Alpha’s partial voluntary conversion of the 2024 Alpha Debenture at a weighted average share price of $6.50. Upon conversion to shares, we recognized a loss on voluntary conversion of convertible debt into common stock of approximately $29,000.

There were no voluntary conversions of convertible debt for the three months ended September 30, 2023.

Gain on Settlements of Accounts Payable

During the three months ended September 30, 2024, we settled $395,000 of our outstanding accounts payable for a gain of $348,000. No such events in 2023.

Other Income, Net

Other income, net was immaterial during the three months ended September 30, 2024 and 2023.

Discontinued Operations

Income from discontinued operations during the three months ended September 30, 2024 was $0 compared to loss from discontinued operations of approximately $160,000 during the three months ended September 30, 2023. Of the $160,000 income from discontinued operations during the three months ended September 30, 2023, approximately $91,000 was due to net income from our former Qualigen, Inc. subsidiary, and $69,000 in income from NanoSynex, inclusive of a $150,000 benefit in provision for income taxes. The $912,000 loss from discontinued operations during the three months ended September 30, 2022 consisted of approximately $422,000 from our former Qualigen, Inc. subsidiary and approximately $489,000 from NanoSynex.

In addition, the Company recorded a loss of approximately $0.6 million on disposal of discontinued operations during the three months ended September 30, 2023, and $0 during the three months ended September 30, 2024. The loss during the three months ended September 30, 2023 consisted of approximately $4.5 million from deconsolidation of NanoSynex, offset by a gain of approximately $3.9 million from the sale of the Company’s former Qualigen, Inc. subsidiary.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

Expenses

	For the Nine Months September 30,
	2024	2023
EXPENSES
General and administrative	$3,186,575	$5,132,834
Research and development	1,242,101	3,898,061
Total expenses	4,428,676	9,030,895

LOSS FROM OPERATIONS	(4,428,676)	(9,030,895)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(361,137)	(1,377,855)
Loss on change in fair value of derivative liabilities	321,080	—
Interest expense	808,477	1,288,908
Interest income	(48,082)	—
Loss on issuance of convertible debt	358,279	—
(Gain) loss on voluntary conversion of convertible debt into common stock	(56,010)	1,077,287
Loss on monthly redemptions of convertible debt into common stock	208,852	—
Gain on settlements of accounts payable	(348,305)	—
Loss on fixed asset disposal	—	21,747
Other income, net	(9,262)	(33,534)
Total other expense (income), net	873,891	976,553

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,302,568)	(10,007,448)

(BENEFIT) PROVISION FOR INCOME TAXES	800	—

NET LOSS FROM CONTINUING OPERATIONS	(5,303,368)	(10,007,448)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	—	(683,008)
Loss on disposal from discontinued operations, net of tax	(100,000)	(619,545)
LOSS FROM DISCONTINUED OPERATIONS	(100,000)	(1,302,553)

NET LOSS	(5,403,368)	(11,310,001)

Net loss attributable to non-controlling interest from discontinued operations	—	(343,038)

Net loss available to Qualigen Therapeutics, Inc.	$(5,403,368)	$(10,966,963)
Deemed dividend arising from warrant down-round provision	$(87,604)	$—

Net loss attributable to Qualigen Therapeutics, Inc	(5,490,972)	(10,966,963)

Net loss per common share, basic and diluted - continuing operations	$(24.48)	$(99.64)
Net loss per common share, basic and diluted - discontinued operations	$(0.45)	$(9.55)
Total net loss per common share, basic and diluted	$(24.93)	$(109.19)
Weighted—average number of shares outstanding, basic and diluted	220,221	100,434

Other comprehensive loss, net of tax
Net loss	$(5,403,368)	$(11,310,001)
Foreign currency translation adjustment from discontinued operations	—	(50,721)
Other comprehensive loss	—	(11,360,722)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	(5,403,368)	(343,038)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$—	$(11,017,684)

General and Administrative Expenses

General and administrative expenses decreased from approximately $5.1 million, during the nine months ended September 30, 2023 to approximately $3.2 million during the nine months ended September 30, 2024, a decrease of approximately $1.9 million or 38%. This decrease was primarily due to a $0.8 million decrease in stock-based compensation expense, $0.7 million decrease in payroll expenses, a $0.5 million decrease in professional fees, and a $0.1 million decrease in insurance, offset by an increase in investor relations expenses of $0.2 million.

Research and Development Costs

Research and development expenses decreased from approximately $3.9 million for the nine months ended September 30, 2023, to approximately $1.2 million for the nine months ended September 30, 2024, a decrease of $2.7 million or 68%. This was primarily due to an decrease in QN-302 program costs of $2.0 million, a decrease in RAS program expenses of $0.8 million, a decrease in wages of $0.4 million, a decrease in stock-based compensation of $0.1 million and a decrease in legal expenses of $0.1 million, offset by an increase of $0.7 million in expenses under the Marizyme co-development agreement.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the nine months ended September 30, 2024 and 2023, we experienced a gain of approximately $0.4 million, and a gain of approximately $1.4 million, respectively, on change in fair value of warrant liabilities, primarily due to changes in our stock price and expiration of warrants during the current period, and changes in our stock price in the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Loss on Change in Fair Value of Derivative Liabilities

During the nine months ended September 30, 2024, we experienced a loss of approximately $0.3 million on change in fair value of derivative liabilities, compared to $0 for the nine months ended September 30, 2023. The fair value of derivative liabilities declined during the current period due to changes in our stock price and a reduction in the remaining term of the underlying instruments. Derivative liabilities in the prior period had no fair value.

Interest Expense

Interest expense during the nine months ended September 30, 2024 was approximately $0.8 million, compared to interest expense of approximately $1.3 million during the nine months ended September 30, 2023, The decrease was primarily due to reduced accretion of discount on convertible debt during the current period.

Loss on Issuance of Convertible Debt

During the nine months ended September 30, 2024 we incurred a loss on issuance of convertible debt of approximately $358,000 due to the fair value of the 2024 Alpha Debenture and derivative liabilities exceeding the cash proceeds.

(Gain) Loss on Voluntary Conversion of Convertible Debt Into Common Stock

During the nine months ended September 30, 2024, we issued 58,378 shares of common stock with a fair value of approximately $674,000, upon partial voluntary conversion of the 2022 Alpha Debenture at a weighted average share price of $13.00. Upon redemption in shares, we recognized a gain on voluntary conversion of convertible debt into common stock of approximately $85,000.

During the nine months ended September 30, 2024, we issued 7,842 shares of common stock with a fair value of approximately $61,000, upon Alpha’s partial voluntary conversion of the 2024 Alpha Debenture at a weighted average share price of $6.50. Upon conversion to shares, we recognized a loss on voluntary conversion of convertible debt into common stock of approximately $29,000.

During the nine months ended September 30, 2023, we recognized a $1.1 million loss due to a voluntary conversion by Alpha Capital of approximately $1.1 million of convertible debt into 16,834 shares of common stock.

Loss on Monthly Redemptions of Convertible Debt into Common Stock

During the nine months ended September 30, 2024, we issued 45,496 shares of common stock with a fair value of approximately $903,000, in lieu of cash for monthly redemptions of $660,000 principal and approximately $34,000 accrued interest redeemed, pursuant to the terms of the 2022 Alpha Debenture at a weighted average share price of $14.51. Upon redemption in shares, we recognized a loss on monthly redemptions of convertible debt into common stock of approximately $209,000.

Gain on Settlements of Accounts Payable

During the three months ended September 30, 2024, we settled $395,000 of our outstanding accounts payable for a gain of $348,000. No such events in 2023.

Loss on Fixed Asset Disposal

Loss on fixed asset disposal during the nine months ended September 30, 2024 was $0, compared to approximately $22,000 due to a write off of equipment during the nine months ended September 30, 2023.

Other Income, Net

Other income, net was immaterial during the nine months ended September 30, 2024 and 2023.

Discontinued Operations

There was a loss from discontinued operations of $0.1 million during the nine months ended September 30, 2024, compared to a loss from discontinued operations of approximately $0.7 million during the nine months ended September 30, 2023. The $0.1 million loss from discontinued operations during the nine months ended September 30, 2024 was generated from the early settlement of an escrow account from the sale of Qualigen, Inc. The $0.7 million loss from discontinued operations during the nine months ended September 30, 2023 consisted of approximately $0.2 million from our former Qualigen, Inc. subsidiary and approximately $0.5 million from NanoSynex.

In addition, the Company recorded a loss of approximately $0.6 million on disposal of discontinued operations during the nine months ended September 30, 2023, and $0 during the nine months ended September 30, 2024. This loss consisted of approximately $4.5 million from deconsolidation of NanoSynex, offset by a gain of approximately $3.9 million from the sale of our former Qualigen, Inc. subsidiary (See Note 5 - Discontinued Operations).

Liquidity and Capital Resources

As of September 30, 2024, we had approximately $338,000 in cash and an accumulated deficit of $122.2 million. For the nine months ended September 30, 2024 and year ended December 31, 2023, we used cash of $4.0 million and $11 million, respectively, in operations.

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

During the nine months ended September 30, 2024 we raised approximately $1.5 million less expenses, in convertible debt. In February 2024 we issued to Alpha Capital Anstalt (“Alpha”) an 8% Convertible Debenture (the “2024 Alpha Debenture”) with a principal amount of $550,000; in connection with this issuance, we also issued to Alpha a 5-year common stock purchase warrant to purchase (at $13.00 per share) 18,001 shares of our common stock. We also granted to Alpha an option, exercisable until July 1, 2024, to purchase from us additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 36,001 additional warrants). In April 2024, Alpha assigned this option to Yi Hua Chen (“Chen”) and Chen exercised the option in full; in exchange for $1,000,000 (less expenses) we issued to Chen an 8% Convertible Debenture with a principal amount of $1,100,000; in connection with this issuance, we also issued to Chen a 5-year common stock purchase warrant to purchase 0 per share) 36,001 shares of our common stock with an exercise price of $6.50 as of September 30, 2024.

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

Delisting of our common stock from Nasdaq would have a serious negative effect on any future financing efforts. A hearing before a Nasdaq Hearing Panel was held on July 16, 2024. On August 2, 2024, the Company received the Panel decision which granted the Company an extension until November 19, 2024 to regain compliance with the Bid Price Rule and the Equity Rule. If the Company is unable to regain compliance with the listing standards of Nasdaq by November 19, 2024, the Company’s securities may be delisted from The Nasdaq Stock Market.

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

Our current liabilities at September 30, 2024 include approximately $1.6 million of accounts payable, $1.9 million of convertible debt and derivative liabilities, $0.6 million of accrued expenses and other current liabilities, $0.3 million in warrant liabilities.

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

2022 Convertible Debenture

On December 22, 2022, we issued to Alpha an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022 (the “2022 Securities Purchase Agreement”). The 2022 Debenture has a maturity date of December 22, 2025 and is convertible, at any time, and from time to time, until the 2022 Debenture is no longer outstanding, at Alpha’s option, into shares of our common stock (the “Conversion Shares”), at a price initially equal to $1.32 per share, subject to adjustment as described in the 2022 Debenture and other terms and conditions described in the 2022 Debenture. On July 13, 2023, we obtained stockholder approval, for purposes of complying with Nasdaq Listing Rule 5635(d), for the issuance to Alpha of more than 20% of our issued and outstanding shares of common stock pursuant to the terms and conditions of (a) the 2022 Debenture, and (b) the common stock purchase warrant dated December 22, 2022 issued by us to Alpha. Between January 9 - 12, 2023, we issued 16,834 shares of common stock upon Alpha’s partial conversion of the 2022 Debenture at $66.00 per share for a total of $1,111,078 in principal. In October and December 2023, we issued 6,193 shares of common stock to Alpha in lieu of cash for monthly redemption payments on the 2022 Debenture at a weighted average price of $35.52 per share. During the three and nine months ending September 30, 2024, we issued 30,378 and 103,865 shares of common stock, respectively to Alpha in lieu of cash for monthly redemption payments on and voluntary conversions of the 2022 Debenture at a weighted average conversion price of $13.00 and $13.66 per share, respectively, and a weighted average fair value of $12.97 and $15.19 per share, respectively.

2024 Convertible Debentures

On February 27, 2024, upon our receipt of a cash purchase price payment of $500,000 (less expenses), we issued to Alpha an 8% Convertible Debenture (the “2024 Alpha Debenture”) in the principal amount of $550,000. The 2024 Alpha Debenture matures no later than December 31, 2024 and is convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at $30.56 per share, subject to adjustment as described in the 2024 Alpha Debenture. Except in respect of an Exempt Issuance, the 2024 Alpha Debenture contains a “ratchet” antidilution provision, with a $5.82 per share floor. The 2024 Alpha Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Alpha a 5-year common stock purchase warrant to purchase 18,001 shares of our common stock with an exercise price of $6.50 per share as of September 30, 2024.

We also granted to Alpha an option, exercisable until July 1, 2024, to purchase from us additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 36,002 additional warrants). On April 11, 2024, Alpha assigned this option to Yi Hua Chen, who exercised it in full on April 12, 2024 (see Note 8 - Convertible Debt to the Company’s condensed consolidated financial statements).

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Nine Months Ended
	September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(4,057,980)	$(4,632,677)
Investing activities	(900,000)	3,980,541
Financing activities	4,944,329	(440,000)
Effect of exchange rate on cash	—	—
Net decrease in cash and restricted cash	$(13,651)	$(1,092,136)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2024, operating activities used $4.0 million of cash, primarily resulting from a loss from continuing operations of $5.3 million. Cash flows from operating activities for the nine months ended September 30, 2024 were positively impacted by adjustments for $0.4 million loss on issuance of convertible debt, $0.1 million in stock-based compensation expense, $0.4 million in accretion of discount on convertible debt, $0.2 million loss on monthly redemptions of convertible debt into common stock, a $0.3 million loss on change in fair value of derivative liabilities, and a $0.6 million decrease in prepaid expenses and other assets and a $0.2 million increase in accrued expenses and other current liabilities. Cash flows from operating activities for the nine months ended September 30, 2024 were negatively impacted by adjustments for a $0.4 million gain on change in fair value of warrant liabilities, a $0.1 million gain on voluntary conversion of convertible debt into common stock and a $0.6 million decrease in accounts payable.

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

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities resulting from advances to Marizyme of $1.3 million and the disposal of discontinued operations was $0.4 million, due to the early release of escrow from the sale of Qualigen, Inc.

During the nine months ended September 30, 2023, net cash provided by investing activities was approximately $4.0 million from discontinued operations, due to $4.7 million in proceeds received from the sale of Qualigen, Inc., offset by $0.5 million advanced to NanoSynex, and $0.2 million in purchases of property and equipment prior to deconsolidation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $4.9 million, of which $3.0 million was resulting from the proceeds from issuance of common shares and prefunded warrants in public offering, $1.5 million was due to issuances of convertible debt, and $0.4 million was due to warrant exercises.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, due to the material weakness described below, our disclosure controls and procedures as of September 30, 2024 were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a disclosure controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the disclosure controls system are met, and no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within a company have been detected.

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

There was no change in our internal control over financial reporting in the third quarter of 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2024, we issued to Alpha Capital Anstalt 64,312 shares of unregistered common stock for monthly redemptions and voluntary conversions of $807,901 principal and $24,532 accrued interest redeemed, pursuant to the terms of the 2022 Debenture at a weighted average share price of $12.94.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Contingent Value Rights Agreement, dated May 22, 2020, among the Company, John Beck in the capacity of CVR Holders’ Representative and Andrew J. Ritter in his capacity as a consultant to the Company.	8-K	001-37428	2.4	5/29/2020

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	11/1/2024

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 20, 2020	8-K	001-37428	3.1	5/29/2020

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.7	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.8	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [name change]	8-K	001-37428	3.4	5/29/2020

3.9	Amended and Restated Bylaws of the Company, through August 10, 2021	10-Q	001-37428	3.1	8/13/2021

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended	8-K	001-37428	3.1	11/22/2022

4.1	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020	8-K	001-37428	10.13	5/29/2020

4.2	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	5/29/2020

4.3	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	7/10/2020

4.4	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	8/4/2020

4.5	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	12/18/2020

4.6	“Deferred” Common Stock Purchase Warrant for 842,696 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	12/18/2020

4.7	Form of liability classified Warrant to Purchase Common Stock	10-K	001-37428	4.13	3/31/2021

4.8	Form of “service provider” compensatory equity classified Warrant	10-K	001-37428	4.14	3/31/2021

4.9	Description of Common Stock	10-K/A	001-37428	4.9	7/7/2023

4.10	Amended and Restated Common Stock Purchase Warrant to GreenBlock Capital LLC, dated April 25, 2022	10-Q	001-37428	4.15	5/13/2022

4.11	Amended and Restated Common Stock Purchase Warrant to Christopher Nelson, dated April 25, 2022	10-Q	001-37428	4.16	5/13/2022

4.12	Common Stock Purchase Warrant for 2,500,000 shares in favor of Alpha Capital Anstalt, dated December 22, 2022	8-K	001-37428	4.1	12/22/2022

4.13	Common Stock Purchase Warrant for 900,016 shares in favor of Alpha Capital Anstalt, dated February 27, 2024	8-K	001-37428	10.3	2/27/2024

4.14	Form of Pre-Funded Warrant	8-K	001-37428	4.1	9/9/2024

4.15	Form of Placement Agent Warrant	8-K	001-37428	4.2	9/9/2024

10.1	Securities Purchase Agreement dated July 5, 2024	8-K	001-37428	10.1	7/11/2024

10.2	Securities Purchase Agreement dated July 5, 2024. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 11, 2024.)	8-K	001-37428	10.1	7/15/2024

10.3	Senior Note dated June 8, 2024.	8-K	001-37428	10.2	7/15/2024

10.4	Promissory Note, dated July 12, 2024, issued by Qualigen Therapeutics, Inc. to Marizyme, Inc.	8-K	001-37428	10.1	7/18/2024

10.5	Placement Agent Agreement	8-K	001-37428	10.1	9/9/2024

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

November 14, 2024	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Kevin A. Richardson
	Name:	Kevin A. Richardson
	Title:	Interim Chief Executive Officer and Chief Financial Officer

