Form 10-K
period 2024-12-31
Qualigen Therapeutics, Inc.
filed 2025-06-30
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37428

Qualigen Therapeutics, Inc.

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	26-3474527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5857 Owens Avenue, Suite 300, Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (760) 452-8111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	QLGN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,649,780, based on a closing price of $8.6 per share of common stock.

As of June 26, 2025, the Registrant had 1,635,475 shares of common stock, par value $0.001 per share, issued and outstanding.

Unless otherwise indicated, all share and per share amounts in this Annual Report on Form 10-K, including in the consolidated financial statements and notes, have been retroactively adjusted to reflect the 1:50 stock split that was effected on October 5, 2024 for all periods presented.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements by Qualigen Therapeutics, Inc. that involve risks and uncertainties and reflect our judgment as of the date of this Annual Report. These statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Such forward-looking statements may relate to, among other things, potential future development, testing and launch of products and product candidates. Actual events or results may differ from our expectations due to a number of factors.

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

In addition, on April 11, 2024, we entered into a Co-Development Agreement (the “Co-Development Agreement”) with Marizyme, Inc. (“Marizyme”). The Co-Development Agreement contemplated that we would invest an aggregate of $800,000 in Marizyme in April 2024 (the “Funding Payment”) and pay Marizyme a $200,000 Exclusivity Fee (Provided, that if the parties so agree the total Funding Payment can be increased from time to time to up to a total of $1,500,000.) To date our Funding Payment investment has been $500,000, and in July 2024 we have advanced an additional $1,250,000 pursuant to an 18% demand promissory note, and in August 2024 we amended the Co-Development Agreement to increase the total Funding Payment to up to a total of $1,750,000. The Funding Payment is designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payment we will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States.

The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 (the “Exclusivity Period”) for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Exclusivity Period has ended, and we do not intend to expand the Exclusivity Period.

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

On July 20, 2023, we sold our Qualigen, Inc. subsidiary, which contained our former FastPack® diagnostics business to Chembio Diagnostics, Inc. (“Chembio”), an American subsidiary of French diagnostics provider Biosynex, S.A. The aggregate net purchase price for Qualigen, Inc. was $5.4 million in cash, of which $450,000 was being held in escrow to satisfy certain of our indemnification obligations until January 20, 2025. On June 4, 2024, the $450,000 escrow account was settled early and liquidated by mutual agreement between us and Chembio. In exchange for the early settlement, $350,000 was paid to the Company, and $100,000 was paid to Chembio. This settlement resulted in a $100,000 loss from discontinued operations in the second quarter of 2024.

Minority Interest in NanoSynex

We own a minority interest in NanoSynex, Ltd. (“NanoSynex”), a privately-held microbiologics diagnostic company domiciled in Israel. NanoSynex’s technology is for Antimicrobial Susceptibility Testing that aims to enable better targeting of antibiotics for their most suitable uses to ultimately result in faster and more efficacious treatment, hence reducing hospitals’ mortality and morbidity rates. On May 26, 2022, we acquired a 52.8% interest in NanoSynex from our related party Alpha Capital Anstalt (“Alpha”) and NanoSynex, and entered into a Master Agreement for the Operational and Technological Funding of NanoSynex with NanoSynex (the “NanoSynex Funding Agreement”). On July 20, 2023, we entered into an Amendment and Settlement Agreement with NanoSynex (the “NanoSynex Amendment”), pursuant to which we agreed to, in exchange for eliminating all future NanoSynex Funding Agreement obligations for us to invest further cash in NanoSynex (except for obligations to lend NanoSynex $560,000 on or before November 30, 2023, and $670,000 on or before March 31, 2024), surrender 281,000 Series B Preferred Shares of NanoSynex held by us, resulting in our ownership in NanoSynex being reduced from approximately 52.8% to approximately 49.97% of the voting equity of NanoSynex; in addition, we agreed to surrender approximately $3.0 million of promissory notes which NanoSynex had issued to us under the Funding Agreement. On November 22, 2023 we further agreed to eliminate our obligations to lend NanoSynex $560,000 on or before November 30, 2023, and $670,000 on or before March 31, 2024, by instead surrendering shares of Series A-1 Preferred Stock of NanoSynex in an amount that reduced our ownership in NanoSynex voting equity from approximately 49.97% to 39.90%.

Recent Development

Amendment to Certificate of Designation of Series A-2 Preferred Stock

On December 23, 2024, we filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock (the “Amended and Restated Certificate of Designation”) with the Secretary of State of Delaware, following approval by the Board of Directors of the Company (“Board”) and by the holders of at least 67% of the outstanding shares of Series A-2 Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”). The Amended and Restated Certificate of Designation amends certain provisions of the Series A-2 Preferred Stock, specifically to prohibit any adjustment to the conversion price unless approved by a majority of the shareholders entitled to vote in accordance with Nasdaq Rule 5635(d).

November 2024 Preferred Stock Offering

We entered into a Securities Purchase Agreement (the “November Securities Purchase Agreement”) on November 18, 2024 with certain institutional and accredited investors (the “Investors”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell and issue shares of Qualigen’s newly designated Series A-2 Preferred Stock, par value $0.001 per share (the “Qualigen Series A-2 Preferred Stock”), in a private placement transaction (the “November Private Placement”). The closing of the November Private Placement was on November 20, 2024. We sold and issued to the Investors 5,100 shares of Qualigen Series A-2 Preferred Stock at a purchase price of $1,000 per share, for an aggregate purchase price of $5.1 million.

Each share of Qualigen Series A-2 Preferred Stock was, at any time at the option of the holder, convertible into a number of shares of the Company’s common stock equal to $1,000 shares divided by a conversion price initially equal to $3.64, subject to adjustment for any stock splits, stock dividends and similar events and also subject to “ratchet” antidilution adjustment (subject to certain customary exceptions), provided that any conversion of Qualigen Series A-2 Preferred Stock by a holder into shares of the Company’s common stock would be prohibited if, as a result of such conversion, the holder, together with its affiliates and any other person or entity whose beneficial ownership of the common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, would beneficially own more than 4.99% of the total number of shares of the Company’s common stock issued and outstanding after giving effect to such conversion. Upon written notice to the Company, the holder could from time to time increase or decrease such limitation to any other percentage not in excess of 9.99% specified in such notice. Each share of Qualigen Series A-2 Preferred Stock was entitled to a preference of $1,000 per share upon liquidation of the Company. Without consent of the holders of at least 67% of the Qualigen Series A-2 Preferred Stock, The Company could not amend its charter documents to materially and adversely affect the rights of the Qualigen Series A-2 Preferred Stock, repurchase certain junior securities of the Company, pay cash dividends on junior securities of us or (unless it is at arm’s-length and is approved by a majority of our disinterested directors) enter into a material transaction with an affiliate of us.

Exchange Agreement with Chen

On November 18, 2024, we entered into an Exchange Agreement (the “Exchange Agreement”) with Yi Hua Chen (“Chen”) pursuant to which we issued 1,154 shares of our newly-designated Series A-2 Convertible Preferred Stock, par value $0.001 per share. The shares of Series A-2 Preferred Stock was issued in exchange for the conversion of the $1,100,000 convertible notes issued on April 12, 2024.

Reverse Stock Split

On November 5, 2024, we implemented a 1-for-50 reverse stock split of the issued shares of its common stock (the “Reverse Stock Split”), effective at 12:01 a.m. Eastern time on November 5, 2024. Our common stock began trading on a split-adjusted basis when the market opened on Tuesday, November 5, 2024, and will continue to trade on The Nasdaq Capital Market under the symbol “QLGN.” The new CUSIP number for the common stock is 74754R301.

The Reverse Stock Split is intended to increase the bid price of the common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. The Company’s stockholders authorized the Reverse Stock Split at the Company’s annual meeting of stockholders held on October 25, 2024, with the final ratio subsequently determined by the Board.

As a result of the Reverse Stock Split, every 50 shares of the Company’s pre-split common stock issued and outstanding were automatically reclassified into one new share of the Company’s common stock. This reduced the number of shares outstanding from 36,837,020 shares to 736,431 shares as of November 5, 2024. The number of authorized shares of the Company’s common stock will remain unchanged. Stockholders who would otherwise be entitled to receive a fractional share will receive cash (without interest or deduction) in lieu of such fractional shares, after aggregating all the fractional interests of such holder resulting from the Reverse Stock Split. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s equity plans and grants thereunder, as applicable. The Reverse Stock Split will not affect the par value of the common stock.

All share numbers and exercise prices in this document have been adjusted for the Reverse Stock Split.

IR Agency LLC Consulting Agreement

We entered into a consulting agreement (the “IR Agency Consulting Agreement”) with IR Agency, LLC (“IR Agency”), a provider of investor relations-related services on October 9, 2024. Pursuant to the IR Agency Consulting Agreement, we have engaged IR Agency, on a non-exclusive basis, to prepare marketing and advertising materials.

As consideration for its performance under the IR Agency Consulting Agreement, we will pay IR Agency a fee of $800,000 upon the Company raising $1.8 million or more in an equity financing over the thirty (30) days. IR Agency is not a registered broker-dealer or investment advisor and will not engage in any activities on behalf of us that would require it to be registered as a broker-dealer or investment advisor.

The IR Agency Consulting Agreement will have a term of one (1) month and may be terminated by written notice, with or without cause, by us at any time.

Upon the closing of the November 2024 Preferred Stock Offering, the Consulting Agreement (the “IR Agency Consulting Agreement”) dated October 9, 2024, between the Company and IR Agency, LLC (“IR Agency”), a provider of investor relations services, became effective. Pursuant to the terms of the agreement, $800,000 of the proceeds has been paid to IR Agency for services to be rendered up until the third quarter of 2025.

September 2024 Public Offering

On September 5, 2024, we entered into a placement agency agreement (the “September Placement Agent Agreement”) with Univest Securities, LLC (“Univest”), to sell the September Shares (as defined below) to certain institutional investors that were included in a public offering (the “September Offering”) of 294,481 shares of common stock (each a “September Share,” and collectively, the “September Shares”) at public offering price of $6.50 per September Share and pre-funded warrants to purchase up to 239,455 shares at a price of $6.45 per share with an exercise price of $0.05 per share (the “September Pre-Funded Warrants”). The September Pre-Funded Warrants are exercisable upon issuance and will remain exercisable until all the September Pre-Funded Warrants are exercised in full.

The closing of the September Offering occurred on September 6, 2024, and the Company received aggregate gross proceeds of $3.47 million, before payment of placement agent fees and expenses and other transaction costs. At the closing of the September Offering, the Company also issued to Univest, the exclusive placement agent in the September Offering, a warrant to purchase 16,018 Shares (the “September Placement Agent Warrant”), pursuant to the September Placement Agent Agreement. The September Placement Agent Warrant has a term of five years commencing from the date of sales in the September Offering, is exercisable after 180 days after issuance, and has an exercise price of $7.80 per share of common stock. We paid Univest a cash fee equal to 3% of the gross proceeds received in the September Offering and certain other amounts for reimbursement of expenses incurred by Univest in connection with the September Offering.

February 2024 Private Placement

On February 26, 2024, we entered into a Securities Purchase Agreement (the “February Purchase Agreement”) with Alpha. The transactions contemplated by the February Purchase Agreement closed on February 27, 2024, at which time we delivered to Alpha a new debenture and warrant, as described in this paragraph, and Alpha paid us a cash purchase price of $500,000 (less expenses). Pursuant to the February Purchase Agreement, we issued to Alpha an 8% Convertible Debenture (the “2024 Debenture”) in the principal amount of $550,000. The 2024 Debenture has a maturity date of December 31, 2024 and was convertible from time to time, at Alpha’s option, into shares of common stock, at $6.50 per share, subject to adjustment as described in the 2024 Debenture. The 2024 Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. Pursuant to the terms of the February Purchase Agreement, we also issued to Alpha a 5-year common stock purchase warrant to purchase 18,001 shares of common stock at $13.00 per share. We also granted to Alpha an option (the “Option”) that was exercisable until July 1, 2024, to purchase from us additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1,100,000 (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 36,001 additional warrants), which would (if and when Alpha exercises such option) provide us up to an additional $1.0 million in cash proceeds (less expense reimbursement, and not including any possible cash proceeds from any future exercise of the additional warrants). Alpha assigned the Option to Chen in April 2024.

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

Pan-RAS (formerly referred to as RAS or RAS-F)

In July 2020 we entered into an exclusive worldwide in-license agreement with the University of Louisville Research Foundation, Inc. (“UofL”) for the intellectual property covering the “RAS” family of pan-RAS inhibitor small molecule drug candidates, which are believed to work by blocking RAS mutations directly, thereby inhibiting tumor formation (especially in pancreatic, colorectal and lung cancers). Pursuant to the license agreement, we will seek to identify and develop a lead drug candidate from the compound family and, upon commercialization, will pay UofL royalties in the low-to-mid-single-digit percentages on net sales of Pan-RAS inhibitor licensed products. The license agreement with UofL for Pan-RAS was amended in March 2021 and June 2023.

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

On February 15, 2024, we entered into a License and Sublicense Agreement with Pan-RAS Holdings, Inc., a New York corporation (“Pan-RAS Holdings”), which contemplated an exclusive out-license of our Pan-RAS drug development program, including our rights under the UofL license agreement, Pan-RAS Holdings. Although the License and Sublicense Agreement called for a closing by March 16, 2024, the License and Sublicense Agreement was in essence structured as a 30-day option in favor of Pan-RAS Holdings. At the contemplated closing, Pan-RAS Holdings would have paid us an upfront fee of $1,000,000 in cash. In addition, Pan-RAS Holdings would have become responsible to pay on our behalf our in-license royalty obligations to UofL, as and when required. Finally, if the contemplated closing had occurred, Pan-RAS Holdings would have been required to pay to us for our own account, on a semiannual basis, royalties equal to 1.0% of net sales of any RAS products. We would have owed certain amounts to UofL under our in-license agreement from them, if, as and when we received any Non-Royalty Sublicensing Income from Pan-RAS Holdings.

Pan-RAS Holdings did not effectuate the closing by March 16, 2024, and we and they voluntarily terminated the License and Sublicense Agreement effective as of March 16, 2024.

Previous Programs

We have discontinued all of our efforts as to the following programs, and we do not plan to resume them:

1.	QN-247 (formerly referred to as ALAN or AS1411-GNP) – an oligonucleotide aptamer-based, nucleolin-inhibiting anticancer drug candidate, consisting of QN-165 conjugated with gold nanoparticles.

2.	QN-165 (formerly referred to as AS1411) – an oligonucleotide aptamer-based drug candidate for the potential broad-spectrum treatment of infectious diseases such as COVID-19.

3.	Selective Target Antigen Removal System (STARS) – a therapeutic blood-filtering device product concept, which would be designed to remove circulating tumor cells, viruses, inflammation factors and immune checkpoints.

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

●	Phase 1—Phase 1 clinical trials involve initial introduction of the study drug in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the study drug in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●	Phase 2—Phase 2 clinical trials typically involve administration of the study drug to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information before beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3—Phase 3 clinical trials typically involve administration of the study drug to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the study drug and to provide an adequate basis for product approval. Generally, adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

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

Intellectual Property

Information regarding our (in-licensed) issued patents and pending patent applications, as of December 31, 2024, is as follows (excluding patents and pending patent applications which pertain to programs which we have discontinued). As of that date we did not have any directly-owned issued patents and pending patent applications.

Subject Matter	Issued	Pending	Geographic Scope	Patent Term
In-Licensed Patents
University College London (UCL)
QN-302	3	10	U.S., Europe, Australia, Canada, China, Hong Kong, India, Japan, Korea, Russia	2030-2040
University of Louisville
Pan-RAS	0	12	U.S., Europe, Australia, Canada, China, Hong Kong, India, Israel, Japan, Korea, Mexico, Russia, South Africa	2039*
TOTAL	3	22

*Anticipated patent term

Human Capital Management

As of June 24, 2025, we had no employees.

Going Concern Qualification

Our working capital deficiency, stockholders’ equity deficit, and recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2024 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding.

Corporate Information

Ritter Pharmaceuticals, Inc. (our predecessor) was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. In September 2008, this company converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc. On May 22, 2020, upon completing the “reverse recapitalization” transaction with Qualigen, Inc., Ritter Pharmaceuticals, Inc. was renamed Qualigen Therapeutics, Inc. and Qualigen, Inc. became a wholly-owned subsidiary of the Company. On July 20, 2023 we sold Qualigen, Inc. to Chembio Diagnostics, Inc., an American subsidiary of French diagnostics provider Biosynex S.A.

Our principal executive offices are located at 5857 Owens Avenue, Suite 300, Carlsbad, CA 92008. Our telephone number is (760) 452-8111. Our corporate website address is www.qlgntx.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. You should not rely on our website or any such information in making your decision whether to purchase our securities.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports, available on the investor relations portion of our website. The reports are free of charge and are available as soon as reasonably possible after they are filed with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Qualigen.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

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

Risks Related to Our Business

Various factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses since its inception, including a net loss of $6.3 million for the year ended December 31, 2024, and has an accumulated deficit of $123.1 million as of December 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

Our independent auditors have included an explanatory paragraph in their audit report regarding the Company’s ability to continue as a going concern. This going concern risk may materially limit our ability to raise additional funds through the issuance of new debt or equity or may adversely affect the terms upon which such capital may be available. The inability to obtain sufficient financing on acceptable terms could have a material adverse effect on the Company’s financial condition, results of operations, and business prospects.

The Company is actively pursuing strategies to mitigate these risks. However, there can be no assurance that these efforts will prove successful or that the Company will achieve its intended financial stability. The failure to successfully address these going concern risks may materially and adversely affect the Company’s business, financial condition, and results of operations. Investors should consider the substantial risks and uncertainties inherent in the Company’s business before investing in the Company’s securities.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2024 (the “2024 audit”), our management identified a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with U.S. GAAP. This material weakness resulted in adjustments to our prepaid expense accounts and recording short term notes receivable net of current expected credit losses in connection with the 2024 audit. In response to the material weakness, we took a number of remediation steps to enhance our internal controls, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

In connection with the audit of our financial statements as of and for the year ended December 31, 2024 (the “2024 audit”), our management determined that the material weakness identified in connection with the 2024 audit had not been fully remediated and resulted in adjustments to the accounting treatment related to our prepaid expense accounts and recording short term notes receivable net of current expected credit losses during the 2024 audit, which resulted in the late filing of the 2024 Annual Report.

During the year ended December 31, 2024 audit, we identified the lack of sufficient number of personnel within the accounting function to adequately segregate duties, the Company did not have a designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to financial accounting system, and the Company did not have formalized documentation of its processes and controls that could be evaluated for proper design and implementation.

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

Continued uncertain economic conditions, including inflation and the risk of a global recession could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

While U.S. inflation rates have come down substantially from their 2022 highs, the U.S. economy is still experiencing higher than target inflation rates, and high levels of inflation persist in many countries around the world. Historically, we have not experienced significant inflation risk in our business. The global economy suffers from slowing growth and elevated interest rates, and many economists are still unsure whether a global recession may begin in the near future. If the global economy slows, our business would likely be adversely affected.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or a natural disaster.

There are growing risks related to the security, confidentiality and integrity of personal and corporate information stored and transmitted electronically due to increasingly diverse and sophisticated threats to networks, systems and data security. Potential attacks span a spectrum from attacks by criminal hackers, hacktivists, and nation state or state-sponsored actors, to employee malfeasance and human or technological error.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely (including our vendors, contractors and other third-party partners who process information on our behalf or have access to our systems), are vulnerable to damage from computer viruses, malware, ransomware, phishing attacks and other forms of social engineering, denial-of-service attacks, third party or employee theft or misuse and other negligent actions, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the internet, security incidents, disruptions, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims (including class claims) and liability, substantial remediation costs, regulatory enforcement, liability under data protection laws, additional reporting requirements and damage to our reputation, and the further development of our product lines could be delayed.

Our future growth may be limited.

Our ability to achieve our expansion objectives and to manage our growth effectively depends upon a variety of factors, including our ability to attract and retain skilled employees, to successfully position and market our product candidates when available, to protect our existing intellectual property, to capitalize on the potential opportunities we are pursuing with third parties and to acquire sufficient funding whether internally or externally. To accommodate growth and compete effectively, we will need cash to fund our operations, including continuing our research and development efforts on our product candidates, develop additional procedures and controls and increase, train, motivate and manage our workforce. There is no assurance that our personnel, systems, procedures and controls will be adequate to support our potential future operations.

We will need additional financing in order to grow our business.

From time to time, in order to expand operations to meet customer demand, we will need to incur additional capital expenditures. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund capital expenditures, we may require additional financing to fund working capital, research and development, sales and marketing, general and administrative expenditures and operating losses. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of our operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to us or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

Geopolitical conditions, including direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Our operations could be disrupted by geopolitical conditions, political and social instability, acts of war, terrorist activity or other similar events. It is not possible to predict the broader consequences of current global conflicts, although such consequences can include rising geopolitical tensions, rising regional instability, geopolitical shifts, cyberattacks or the disruption of energy exports for the parties involved, neighboring parties, or supporting parties of these conflicts or their resulting sanctions. Such consequences could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These situations remain uncertain, and while it is difficult to predict the impact of any of the foregoing, these conflicts and actions taken in response to these conflicts could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We are subject to litigation, which could result in significant expenses and negatively impact our business, financial condition, and results of operations.

On January 29, 2025, Lifesci Capital LC (“Lifesci”) filed a lawsuit against us in the United States District Court for the Southern District of New York, alleging breach of contract and seeking damages in the amount of $503,483. We believe that no amount is owed to Lifesci under the agreement at issue and are vigorously defending against the claims. However, litigation is inherently uncertain and costly, and we cannot guarantee the outcome. An adverse result in this or other legal matters could materially impact our business, reputation, financial condition, and results of operations.

Risks related to regulatory approval

Even if our development efforts are successful, we may not obtain regulatory approval for any of our product candidates in the United States or other jurisdictions, which would prevent us from commercializing our product candidates. Even if we obtain regulatory approval for our product candidates, any such approval may be subject to limitations, including with respect to the approved indications or patient populations, which could impair our ability to successfully commercialize our product candidates.

We are not permitted to market or promote or sell any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection or remote regulatory assessment of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdiction, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:

●	be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;

●	contain significant safety warnings, including boxed warnings, contraindications, and precautions;

●	not be approved with label statements necessary or desirable for successful commercialization; or

●	contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue may be materially impaired.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB approval, or otherwise cause delays in the approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.

If we experience delays in obtaining approval, if we fail to obtain approval of a product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and our ability to generate revenues from that product candidate may be materially impaired.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, facilities, equipment and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, penalties, injunctions, or other enforcement actions, including criminal actions, if we are determined to be promoting the use of our products for unapproved or “off label” uses, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our product candidates, we may not market or promote them for those indications and uses, referred to as off label uses, and our business, financial condition, results of operations, stock price and prospects may be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA. These off label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off label use.

If we are found to have impermissibly promoted any of our product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In the United States, engaging in the impermissible promotion of our products, following approval, for off label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil penalties, and criminal fines and agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements and non- or deferred prosecution agreements and could lead to exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claims action, pay civil penalties, criminal fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

In the United States, the promotion of biopharmaceutical products is subject to additional FDA requirements and restrictions on promotional statements. If after one or more of our product candidates obtains marketing approval the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions our business, financial condition, results of operations, stock price and prospects will be materially harmed.

Even if our product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post approval clinical data, labeling, packaging, distribution, adverse event reporting, shortage reporting, risk management plans, supply chain security, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices, or GCPs, for any clinical trials that we conduct post approval.

The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

We and any of our suppliers or collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections or remote regulatory assessments by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA preapproval for product and manufacturing changes.

In addition, later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various negative results, including:

●	restrictions on manufacturing, distribution, or marketing of such products;
●	restrictions on the labeling, including required additional warnings, such as black boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;

●	modifications to promotional pieces;
●	issuance of corrective information;
●	requirements to conduct post-marketing studies or other clinical trials;
●	clinical holds or termination of clinical trials;
●	requirements to establish or modify a REMS or similar strategy;
●	changes to the way the product candidate is administered;
●	liability for harm caused to patients or subjects;
●	reputational harm;
●	the product becoming less competitive;
●	warning, untitled, or cyber letters;
●	suspension of marketing or withdrawal of the products from the market;
●	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product candidate;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recalls of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure or detention;
●	FDA debarment, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, corporate integrity agreements, or non- or deferred prosecution agreements; or
●	injunctions, the imposition of civil penalties, criminal fines, or imprisonment.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its marketing and sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our business, financial condition, results of operations, stock price and prospects.

The FDA’s policies or those of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or impose additional regulatory obligations on us. Changes in medical practice and standard of care may also impact the marketability of our product candidates.

If we are slow or unable to adapt to changes in existing requirements, standards of care, or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action.

Should any of the above actions take place, we could be prevented from or significantly delayed in achieving profitability. Further, the cost of compliance with post approval regulations may have a negative effect on our operations and business and could adversely impact our business, financial condition, results of operations, stock price and prospects.

Risks related to commercialization

We face significant competition from other biopharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, our commercial opportunity may be reduced or eliminated.

The development and commercialization of cancer immunotherapy products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. There are a number of large biopharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of solid tumors, including oncolytic immunotherapy and cancer vaccine approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

While our product candidates are intended to be used in combination with other drugs with different mechanisms of action, if and when marketed they will still compete with a number of drugs that are currently marketed or in development that also target cancer. To compete effectively with these drugs, our product candidates will need to demonstrate advantages in clinical efficacy and safety compared to these competitors when used alone or in combination with other drugs.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies. Our competitors also may obtain FDA or comparable foreign regulatory authority approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Further, depending on the specific competing product, earlier approval of a competitor’s products could block us from receiving approval and could require that we change our development strategy. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors coverage decisions or third-party intellectual property rights that another may allege are violated by our product candidates.

Certain of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in developing or acquiring technologies complementary to, or necessary for, our programs. If we are unable to successfully compete with these companies our business, financial condition, results of operations, stock price and prospects may be materially harmed.

If we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market and sell our product candidates, if they are approved, the revenues that we generate may be limited and we may never become profitable.

If and when our product candidates receive marketing approval, we intend to commercialize our product candidates on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. In order to commercialize our products, we must continue to build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We have incurred and we expect we will continue to incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of FDA or comparable foreign regulatory authority requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from sales of our product candidates. Our sales force and marketing teams may not be successful in commercializing our product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We may also or alternatively decide to collaborate with third-party marketing and sales organizations to commercialize any approved product candidates in the United States, in which event, our ability to generate product revenues may be limited. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in building, managing, growing and operating a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop is, and will continue to be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We have and will continue to compete with other biopharmaceutical and biotechnology companies, including oncology-focused companies, to recruit, hire, train, manage, and retain marketing and sales personnel, which is expensive and time consuming and could delay any product launch. Developing our sales capabilities may also divert resources and management attention away from product development.

In the event we are unable to develop an effective marketing and sales infrastructure, we may not be able to commercialize our product candidates in the United States or elsewhere in an effective manner, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, stock price and prospects. Factors that may inhibit our efforts to commercialize our product candidates include:

●	the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our product candidates;

●	our inability to effectively oversee a geographically dispersed sales and marketing team;
●	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	an inability to secure adequate coverage and reimbursement by government and private health plans;
●	the clinical indications for which the products are approved and the claims that we may make for the products;
●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
●	any distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities or to which we agree as part of a mandatory REMS or voluntary risk management plan;
●	third-party intellectual property rights that another may allege are violated by our product candidates;
●	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

As we continue to evolve from a company primarily involved in research and development to a company also expected to be involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

We anticipate that, as our operations expand and, assuming that our development, testing, studies and trials are successful, we will need to expand our internal manufacturing, marketing and sales capabilities. Managing our future growth will impose significant added responsibilities on members of our management team and will be time consuming and costly. We must be able to manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; and improve managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.

Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA and foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of oncolytic immunotherapies. Limited immunotherapies have received FDA approval to date. Any product candidates that are approved may be subject to extensive post approval regulatory requirements, including requirements pertaining to manufacturing, distribution, and promotion. We may need to devote significant time and resources to compliance with these requirements.

If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability.

Additionally, efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability.

The degree of market acceptance of any of our product candidates will depend on a number of factors, some of which are out of our control, including the following:

●	the efficacy of our product candidates in combination with marketed checkpoint blockade drugs;
●	the commercial success of the checkpoint blockade drugs with which our products are co-administered;
●	the prevalence and severity of adverse events associated with our product candidates or those products with which they are co-administered;
●	the clinical indications for which the products are approved and the approved claims that we may make for the products;
●	limitations or warnings contained in the product’s FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for our product candidates that may be more restrictive than other competitive products;
●	changes in the standard of care for the targeted indications for our product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;
●	the relative convenience and ease of administration of our product candidates by direct injection into tumors, a less common method for the administration of oncology therapies than systemic administration, which may result in slower adoption of our therapies;
●	the relative convenience and ease of administration of any products with which our product candidates are co-administered;
●	the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;
●	the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
●	the price concessions required by third party payors to obtain coverage;
●	the extent and strength of our marketing and distribution of our product candidates;
●	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;
●	distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to our product candidates or to which we agree as part of a REMS or voluntary risk management plan;
●	the timing of market introduction of our product candidates, as well as competitive products;
●	our ability to offer our product candidates for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the extent and strength of our manufacturing operations and our third-party manufacturer and supplier support;
●	the actions of companies that market any products with which our product candidates are co-administered;
●	the approval of other new products;
●	adverse publicity about our product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and
●	potential product liability claims.

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.

Sales of any approved drug candidate will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including, but not limited to, Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, coverage and reimbursement may be uncertain. Adoption of any drug by the medical community may be limited if third-party payers will not offer adequate formulary coverage. Additionally, significant uncertainty exists as to the reimbursement status of newly-approved drugs. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business and reduce our revenue.

In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. For example, the Inflation Reduction Act of 2022, or IRA, includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases, inflation and non-compliance penalties, and subjecting an escalating number of drugs to annual maximum fair price negotiations with CMS. We cannot be sure whether additional legislation related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for our product candidates, if approved and commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations. Similarly, several states have established prescription drug affordability boards that set upper payment limits (maximum prices that can be charged for specific drugs) for select high-cost drugs. We cannot be sure whether additional state legislation related to price caps will be enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

If future reimbursement for approved product candidates, if any, is substantially less than we project, or rebate and/or discount, or fees and obligations associated with them are substantially greater than we expect, our future net revenue and profitability could be materially diminished.

The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.

The potential market opportunities for our product candidates are difficult to estimate and will depend in large part on the drugs with which our product candidates are co-administered and the success of competing therapies and therapeutic approaches. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and surveys of clinics. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

Risks Related to the Ownership of Our Securities

We have a large number of authorized but unissued shares of our common stock which will dilute existing ownership positions when issued.

At December 31, 2024, our authorized capital stock consists of 225 million shares of common stock, of which approximately 224.3 million remain available for issuance, including shares of common stock issuable upon the exercise of outstanding derivative securities. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or the rules of Nasdaq or any other trading market on which our common stock may be listed. If our management determines it be appropriate to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market prices of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the market prices of our common stock and warrants to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock and warrants will be stable or appreciate over time.

We may need, but be unable, to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities, and, in the future, we hope to rely on revenues generated from operations to fund the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the common stock will likely include financial and other covenants that will restrict our financing and/or operational flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding, and our ability to secure new sources of funding could be impaired.

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have enhanced cybersecurity measures, a dedicated cybersecurity team or robust protocols in place to manage cybersecurity risks. We have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services. We intend to invest more resources into improving our assessment and response to cybersecurity risk in the future.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners. In addition, cybersecurity incidents could have material adverse effects on our business strategy, financial condition, and results of operations (e.g., a significant breach could result in direct financial losses due to fraud, system downtime impacting revenue generation, increased compliance costs or contractual liabilities with third-party vendors and customers).

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework, and the Board’s governance committee will review and approve any cybersecurity policies, strategies and risk management practices.

The Board (or designated committee or officer) will receive periodic updates on cybersecurity risks, including emerging threats, mitigation efforts and incident response activities. The updates will be provided at least annually, or more frequently as needed, to ensure cybersecurity risks are appropriately managed and integrated into our broader risk oversight strategy.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats. We may consider cybersecurity insurance coverage in the future, which will cover damages from a range of potential cyber security issues including but not limited to property damage, privacy liability, privacy regulatory defense, cyber extortion and post breach remediation.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

Item 2. Properties

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

Item 3. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business.

On January 29, 2025, the Company was named as a defendant in an action brought by LifeSci Capital LLC (“LifeSci”) in the U.S. District Court for the Southern District of New York. The complaint alleges that the Company failed to pay $503,483 in connection with offerings of the Company’s common stock that occurred during the tail period of the agreement, pursuant to an engagement under which the Company retained LifeSci to serve as its placement agent and financial advisor.

On March 17, 2025, the Company filed its answer, denying the material allegations in the complaint and asserting various affirmative defenses. As of June 26, 2025, the matter is in the discovery phase.

The Company disputes that any amount is owed to Lifesci and is vigorously defending the lawsuit.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed and traded on The Nasdaq Capital Market under the symbol “QLGN” since May 26, 2020.

Holders of Common Stock

As of June 24, 2025, there were 227 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Stock Transfer Agent

The transfer agent and registrar for our common stock is Equiniti Trust Company. Its address is P.O. Box 64945, Saint Paul MN 55164-0945 and its telephone number is (800) 468-9716.

Dividend Policy

We do not expect to pay cash dividends in the foreseeable future. Any future decision to pay dividends will be at the discretion of our board and will depend, among other things, on earnings, financial condition, level of indebtedness, provisions of our existing credit agreements and other factors that our board deems relevant.

Unregistered Sales of Securities

●	From January 2024 until June 2024, we issued a total of 45,496 shares of common stock to the holder of the 2022 Debenture in lieu of cash for monthly redemption payments totaling $660,000 due, at a weighted average conversion price of $14.51 per share. From June 2024 until July 2024, we issued a total of 58,378 shares of common stock upon the holder’s voluntary conversion of the remaining principal balance of the 2022 Debenture of approximately $759,000, at a weighted average conversion price of $13.00 per share.

●	In February 2024, we issued an 8% Convertible Debenture in the principal amount of $550,000 to an investor with a maturity date of December 31, 2024, convertible at the option of the holder at a conversion price of $6.50 per share, subject to adjustments, which accrued interest on at the rate of 8% per annum, with a 5-year common stock purchase warrant to purchase at $13.00 per share 18,001 shares of common stock, subject to adjustments. The investor was also issued an option to purchase $1,100,000 in principal amount of additional 8% Convertible Debentures with similar terms, including an additional warrant to purchase up to 36,001 shares of common stock at an exercise price of $13.00 per share. In April 2024, the option was assigned and exercised, and we issued this additional 8% Convertible Debenture in the principal amount of $1,100,000 with a conversion price of $6.50 per share and a warrant to purchase 36,001 shares of common stock at an exercise price of $13.00 per share.

●	In November 2024, we issued 1,154 shares of Series A-2 Preferred Stock to the holder of the $1,100,000 8% Convertible Debenture in exchange for the extinguishment of the debenture with a principal and accrued interest balance of approximately $1,154,000.

●	In September 2024, we issued 7,842 shares of common stock upon the holder’s partial voluntary conversion of the $550,000 8% Convertible Debenture, at a weighted average conversion price of $6.50 per share for a total of approximately $51,000 in principal. In November 2024, the remaining principal and accrued interest balance of approximately $531,000 was repaid in cash.

●	From April 2024 until December 2024, we issued an aggregate of $2,257,400 in notes receivable to a publicly traded entity, of which notes bear interest the rate of eighteen percent (18%) per annum and due upon demand by the holder.

●	In July 2024, we issued a $2,000,000 Senior Note to an institutional investor, of which note was unsecured, nonconvertible and having a maturity date of July 8, 2025, with a 18% interest rate per annum. This Senior Note was repaid in cash in September 2024.

●	From May 2024 until July 2024, an aggregate of 31,998 shares of common stock were issued to an investor pursuant to the exercise of warrants at an exercise price of $6.50 per share.

The issuance of the securities listed above was deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Equity Incentive Plans” of this report which is incorporated herein by reference.

Equity Incentive Plans

See “Part III Item 11, Executive Compensation” of this report which is incorporated herein by reference.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements” for additional information. Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a 1-for-50 reverse stock split of our common stock that became effective on November 5, 2024, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

We are an early-clinical-stage therapeutics company focused on developing treatments for adult and pediatric cancer. Our business now consists of one early-clinical-stage therapeutic program (QN-302), one preclinical therapeutic program (Pan-RAS), and a co-development agreement with Marizyme, Inc (“Marizyme”).

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

Recent Developments

On April 11, 2024, the Company entered into a Co-Development Agreement (the “Co-Development Agreement”) with Marizyme. Under the Co-Development Agreement (as amended), we agreed to pay Marizyme a Funding Payment of up to $1,750,000 and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payment is designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payment, we will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States.

In addition, during the year ended December 31, 2024, the Company advanced a total of $2,257,400 to Marizyme, against which Marizyme had previously delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). The Marizyme Notes bear interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Notes at any time and from time to time, in whole or in part, without premium or penalty.

On November 5, 2024, the Company effected a 1-for-50, reverse stock split of our outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduced our shares of outstanding common stock, stock options, and warrants to purchase shares of our common stock. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of fractional shares was paid to stockholders. All share and per share data for all periods presented in this Annual Report on Form 10-K have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

We do not expect to be profitable before products from our therapeutics pipeline are commercialized. To experience losses while therapeutic products are still under development is, of course, typical for biotechnology companies. Given our financial situation, the company slowed the development of the aforementioned therapeutic products beginning in the second quarter 2024. We have also implemented dramatic expense controls in an effort to stem the rate of losses. Management and the board are strategically reviewing plans on how to best advance our therapeutics pipeline, and will ramp up development when properly funded through either the capital markets or strategic partnerships.

Critical Accounting Policies and Estimates

Our consolidated financial statements historically have not separated our diagnostics-related activities from our therapeutics-related activities. All of our historically reported revenue was diagnostics-related. Before the third quarter of 2023, our reported expenses represented the total of our diagnostics-related and therapeutics-related expenses. In this Annual Report, all diagnostics-related revenues and expenses have been reclassified to discontinued operations (See Note 6 - Discontinued Operations).

This discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the determination of the allowance for credit losses, fair value of derivative financial instruments and warrant liabilities, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

●	Research and Development

●	Discontinued Operations

●	Reverse Stock Splits

●	Derivative Financial Instruments and Warrant Liabilities

●	Stock-Based Compensation

●	Income Taxes

Warrant Liabilities

From time to time the Company has issued certain warrants with terms that give rise to warrant liabilities (see Note 8 – Warrant Liabilities). Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require us to recognize the fair value of these warrants as warrant liabilities on our Consolidated Balance Sheets and to reflect period-to-period changes in the fair value of the warrant liabilities on our Consolidated Statements of Operations. The estimated fair value of these warrant liabilities was approximately $0.3 million, and $0.1 million at December 31, 2024 and 2023, respectively. There were liability classified warrants outstanding for 68,712 shares with a weighted average price of $2.00 (of which 52,693 were exercisable with a weighted average price of $0.23) at December 31, 2024 and liability classified warrants outstanding for 9,113 shares (of which all were exercisable) with a weighted average price of $36.50 at December 31, 2023.

Because the fair value of the above liability classified warrants will be determined each quarter on a “mark-to-market” basis, significant variability in our future quarterly and annual Consolidated Statement of Operations and Consolidated Balance Sheets could occur based on changes in our public market common stock price. Pursuant to U.S. GAAP, a quarter-to-quarter increase in our stock price would result in an increase in the fair value of the warrant liabilities and a quarter-to-quarter decrease in our stock price would result in a decrease in the fair value of warrant liabilities.

During the year ended December 31, 2024, the Company issued liability classified warrants for 52,474 shares, at a weighted average price of $8.64, reclassified warrants for 71,026 shares with a weighted average price of $2.14 from equity to liabilities, and warrants for 38,315 shares with a weighted average price of $6.50 from liabilities to equity. Liability classified warrants for 25,586 shares expired with a weighted average price of $13.00. No liability classified warrants were exercised during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company issued liability classified warrants for 9,113 shares, at a weighted average price of $36.50, reclassified warrants for 50,000 shares with a weighted average price of $82.50 from liabilities to equity. Liability classified warrants for 21,952 shares with a weighted average price of $66.00 expired, and liability classified warrants for 5,040 shares with a weighted average price of $66.00 were forfeited. No liability classified warrants were exercised during the year ended December 31, 2023.

Short-Term Notes Receivable

During the year ended December 31, 2024, the Company advanced to Marizyme, Inc., $2,257,400, against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). As of December 31, 2024, accrued interest related to the Marizyme Notes was $113,292 and interest income of this amount was recognized in other income in the consolidated statement of operations. As of December 31, 2023 there were no amounts due to the Company under the Marizyme Notes.

The Marizyme Notes bear at interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the current expected credit loss (“CECL”) model, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and the Company’s expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of December 31, 2024, the estimate for expected credit losses on the Marizyme Notes is $360,000. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
EXPENSES
General and administrative	$4,204,558	$6,095,607
Research and development	1,197,162	5,209,250
Credit loss expense - short-term note receivable	360,000	-
Total expenses	5,761,720	11,304,857

LOSS FROM OPERATIONS	(5,761,720)	(11,304,857)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(415,810)	(2,035,469)
Gain on change in fair value of derivative liabilities	(191,068)	—
Interest income	(128,795	1,524,722
Interest expense	908,943	1,524,722
Loss on issuance of convertible debt	358,279	—
(Gain) loss on voluntary conversion of convertible debt into common stock	(56,010)	1,077,287
Loss on debt extinguishment	56,997	625,653
Loss on monthly redemptions of convertible debt into common stock	208,852	—
Gain on settlements of accounts payable	(348,305)	—
Loss on fixed asset disposal	—	21,747
Other income, net	(1,946)	(38,994)
Total other expense (income), net	391,137	1,174,946

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,152,857)	(12,479,803)

PROVISION (BENEFIT) FOR INCOME TAXES	6,334	(4,793)

NET LOSS FROM CONTINUING OPERATIONS	(6,159,191)	(12,475,010)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	—	(683,008)
Loss on disposal of discontinued operations, net of tax	(100,000)	(602,232)
LOSS FROM DISCONTINUED OPERATIONS	(100,000)	(1,285,240)

NET LOSS	(6,259,191)	(13,760,250)

Net loss attributable to non-controlling interest from discontinued operations	—	(343,038)

Net loss available to Qualigen Therapeutics, Inc.	(6,259,191)	(13,417,212)
Deemed dividend arising from warrant down-round provision	(87,604)	—

Net loss attributable to Qualigen Therapeutics, Inc.	$(6,346,795)	$(13,417,212)

Net loss per common share, basic and diluted - continuing operations	$(17.27)	$(122.93)
Net loss per common share, basic and diluted - discontinued operations	$(0.28)	$(9.32)
Total net loss per common share, basic and diluted	$(17.55)	$(132.25)
Weighted—average number of shares outstanding, basic and diluted	361,587	101,454

Other comprehensive loss, net of tax
Net loss	$(6,259,191)	$(13,760,250)
Foreign currency translation adjustment from discontinued operations	—	119,473
Other comprehensive loss	(6,259,191)	(13,640,777)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	—	(304,735)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(6,259,191)	$(13,336,042)

Expenses

General and Administrative Expenses

General and administrative expenses decreased from $6.1 million for the year ended December 31, 2023 to $4.2 million for the year ended December 31, 2024. This decrease was primarily due to a $0.8 million decrease in stock-based compensation expense, a $0.9 million decrease in payroll related expenses due to a reduction in force, and a $0.3 million decrease in insurance expenses, offset by an increase of $0.1 million in professional fees.

Research and Development Costs

Research and development expenses decreased from $5.2 million for the year ended December 31, 2023 to $1.2 million for year ended December 31, 2024. This decrease was primarily due to a $2.9 million decrease in preclinical, clinical research, and licensing costs for QN-302, a $1.0 million decrease in preclinical research, and licensing costs for Pan-RAS, a $0.6 million decrease in payroll related expenses due to a reduction in force, a $0.1 million decrease in stock-based compensation expense, and a $0.1 million decrease in professional fees, offset by a $0.7 increase in expenses related to the Marizyme Co-Development Agreement.

Credit Loss Expense - Short Term Notes Receivable

There was a $0.4 million loss in the current year due to a charge for the Company’s estimate for expected credit losses on the Marizyme Notes Receivable during the year ended December 31, 2024. There were no credit losses during the year ended December 31, 2023.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the year ended December 31, 2024 we experienced a $0.4 million gain in other income due to the change in fair value of the warrant liabilities described above. The estimated fair value of warrant liabilities increased to $0.3 million as of December 31, 2024 from $0.1 million as of December 31, 2023 due to the issuance of new liability classified warrants with an initial fair value of $0.6 million, the reclassification at fair value of equity classified warrants to warrant liabilities of $0.3 million, offset by the reclassification at fair value to equity of liability classified warrants of $0.2 million, and the $0.4 million gain on the change in fair value of the warrant liabilities due to an associated decrease in the market price of our common stock and the expiration of liability classified warrants during the year.

During the year ended December 31, 2023 we experienced a $2.0 million gain in other income because of the change in fair value of the warrant liabilities. The estimated fair value of warrant liabilities decreased to $0.1 million as of December 31, 2023 from $3.6 million as of December 31, 2022 due to a reduction in fair value of the warrant liabilities resulting from an associated decrease in the market price of our common stock, and the reclassification at fair value of a liability classified warrant to equity of $1.6 million.

Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss. Because the fair value of the warrant liabilities will be determined each quarter on a “mark-to-market” basis, this item is likely to continue to result in variability in our future quarterly Consolidated Statements of Operations based on unpredictable changes in our public market common stock price and the number of liability classified warrants outstanding at the end of each quarter.

Gain on Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2024, we experienced a gain of approximately $0.2 million on change in fair value of derivative liabilities due to the issuance and subsequent extinguishment of the 2024 Alpha Debenture and 2024 Chen Debenture during the year. Derivative liabilities at December 31, 2023 had no fair value.

Interest Income

There was $0.1 million in interest income during the year ended December 31, 2024 compared to no interest income during the year ended December 31, 2023. The increase was due to interest accrued on the Marizyme Notes. There were no Marizyme notes outstanding during the year ended December 31, 2023.

Interest Expense, Net

There was $0.9 million in net interest expense during the year ended December 31, 2024 compared to net interest expense of $1.5 million during the year ended December 31, 2023. The decrease was due to lower outstanding balances on convertible debt during the current year compared to the prior year.

Loss on Issuance of Convertible Debt

During the year ended December 31, 2024 we experienced a loss of approximately $358,000 due to the issuance of new convertible debt. There was no loss on issuance of convertible debt during the year ended December 31, 2023.

(Gain) Loss on Voluntary Conversion of Convertible Debt into Common Stock

During the year ended December 31, 2024, we recognized a gain of approximately $56,000 on the voluntary conversion of convertible debt into common stock, due to the issuance of 58,378 shares of common stock with a fair value of approximately $674,000 upon partial voluntary conversion of the 2022 Alpha Debenture at a weighted average share price of $13.00, resulting in a gain of approximately $85,000, offset by a loss of approximately $29,000 from the issuance of 7,842 shares of common stock with a fair value of approximately $61,000 upon Alpha’s partial voluntary conversion of the 2024 Alpha Debenture at a weighted average share price of $6.50.

During the year ended December 31, 2023 we issued 16,835 shares of common stock upon Alpha’s partial voluntary conversion of the 2022 Debenture at $66.00 per share for a total of $1,111,078 principal converted. Upon conversion, we recognized a loss on voluntary conversion of convertible debt of approximately $1.1 million.

Loss on Debt Extinguishment

During the year ended December 31, 2024, we recognized a loss on debt extinguishment of approximately $57,000. In connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, we used approximately $531,000 of the proceeds to repay the outstanding principal and accrued interest on the 2024 Alpha Debenture, in full settlement of the obligation, resulting in a debt extinguishment loss of approximately $68,000. This loss was offset by a debt extinguishment gain of approximately $13,000 from the issuance of 1,154 shares of newly designated Series A-2 Preferred Stock, in full settlement of the obligation of $1,154,000 in outstanding principal and interest on the 2024 Chen Debenture.

During the year ended December 31, 2023, we issued 6,193 shares of common stock in lieu of cash for the October and December 2023 monthly redemptions, for a total of $220,000 principal redeemed, pursuant to the terms of the 2022 Debenture at a weighted average share price of $35.52. Upon redemption in shares, we recognized a loss on partial debt extinguishment of $34,315. The modification of the 2022 Debenture during the year ended December 31, 2023 met the criteria to be accounted for as a debt extinguishment in the amount of $591,338. Accordingly, we recognized an additional loss on partial debt extinguishment of that amount.

Loss on Monthly Redemptions of Convertible Debt into Common Stock

During the year ended December 31, 2024, we issued 45,496 shares of common stock with a fair value of approximately $903,000, in lieu of cash for monthly redemptions of $660,000 principal and approximately $34,000 accrued interest redeemed, pursuant to the terms of the 2022 Alpha Debenture at a weighted average share price of $14.51. Upon redemption in shares, we recognized a loss on monthly redemptions of convertible debt into common stock of approximately $209,000.

Gain on Settlements of Accounts Payable

During the year ended December 31, 2024, we settled $395,000 of our outstanding accounts payable for a gain of approximately $348,000. There were no such settlements during the year ended December 31, 2023.

Loss on Fixed Asset Disposal

During the year ended December 31, 2024 there was no loss on fixed asset disposal. During the year ended December 31, 2023, we incurred a $21,747 loss on fixed asset disposal due to disposal of research and development equipment previously used for QN-165.

Other Income, Net

Other income, net was immaterial during the years ended December 31, 2024 and 2023.

Discontinued Operations

There was no loss from discontinued operations during the year ended December 31, 2024, compared approximately $0.7 million during the year ended December 31, 2023, which consisted of approximately $0.2 million from our former Qualigen, Inc. subsidiary and approximately $0.5 million from NanoSynex.

The Company recorded a loss of approximately $0.1 million on disposal of discontinued operations during the year ended December 31, 2024, which was generated due to the early settlement of an escrow account from the sale of Qualigen, Inc. During the year ended December 31, 2023, the Company recorded a loss of approximately $0.6 million on disposal of discontinued operations, consisting of a loss of approximately $4.5 million from the deconsolidation of NanoSynex, offset by a gain of approximately $3.9 million from the sale of our former Qualigen, Inc. subsidiary.

Liquidity and Going Concern

Our financial position is weak. As of December 31, 2024, we had approximately $1.2 million in cash and net accounts payable of over $1.6 million. We are in arrears on accounts payable to important partners. We have incurred recurring losses from operations and have an accumulated deficit of $123.1 million at December 31, 2024. We expect to continue to incur losses subsequent to the consolidated balance sheet date of December 31, 2024. For the years ended December 31, 2024 and 2023, we used cash of $6.5 million and $10.3 million, respectively, in operations. We sold our Qualigen, Inc. FastPack® diagnostics products business in 2023.

Our current liabilities at December 31, 2024 include approximately $1.6 million of accounts payable, $170,000 of accrued expenses and other current liabilities, and $269,000 in warrant liabilities.

We currently expect our cash balances to fund operations only into the third quarter of 2025. We expect to continue to have net losses and negative cash flow from operations, which will challenge our liquidity. These factors raise substantial doubt regarding our ability to continue as a going concern for the one-year period following the date that the financial statements in this Annual Report were issued.

Historically, our principal sources of cash have, in addition to previous revenue from product sales and license revenues from the FastPack product of line of Qualigen, Inc. (which we divested in July 2023), included proceeds from the issuance of common and preferred equity and proceeds from warrant exercises and the issuance of debt. There can be no assurance that further financing can be obtained on favorable terms, or at all. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, and we could be unable to continue operations.

During the year ended December 31, 2024 we raised approximately $8.0 million in new equity consisting of $4.6 million from the sale of Preferred Series A-2 Preferred Stock, $3.0 million from the sale of common stock and prefunded warrants in a public offering, and $0.4 million from warrant exercises. We also raised $1.5 million in new convertible debt, and $2.0 million in short-term debt, of which $1.1 million in convertible debt and accrued interest was exchanged for Preferred Series A-2 Preferred Stock, and $0.5 million was repaid in cash. The $2.0 million in short-term debt was also repaid in cash during the year. These equity and debt capital raises resulted in approximately $9.0 million in cash provided by financing activities during the year ended December 31, 2024, compared to no new equity or debt issued during the year ended December 31, 2023.

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

Delisting of our common stock from Nasdaq would have a serious negative effect on any future financing efforts. On April 24, 2025, the Company received a notice from Nasdaq notifying the Company that, because the Company was delinquent in filing its 2024 Form 10-K, the Company no longer complied with Nasdaq Listing Rule 5250(c), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. Therefore, in line with the Panel Monitor’s decision, the Company’s securities will be delisted from Nasdaq. If the Company did not request an appeal of this decision by May 1, 2025, trading of the Company’s common stock would have been suspended at the start of business on May 5, 2025. The Company appealed this decision to Nasdaq on May 1, 2025 and has taken the necessary steps to regain compliance with Nasdaq’s listing rules as soon as practicable. Notwithstanding the foregoing, there can be no assurance that the Panel will grant the Company further extensions for other late filings, or that the Company will ultimately regain compliance with all applicable requirements for continued listing.

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

License and Sponsored Research Agreements

We have obligations under various license agreements to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing for product approval with the FDA or other regulatory agencies, product approval by the FDA or other regulatory agencies, product launch or product sales) or on the sublicense of our rights to another party. We have not included these commitments on our balance sheet because the achievement and timing of these events is not determinable. Certain milestones are in advance of receipt of revenue from the sale of products and, therefore, we may require additional debt or equity capital to make such payments.

We have multiple license and sponsored research agreements with University of Louisville Research Foundation ULRF. Under these agreements, we have taken over development, regulatory approval and commercialization of various drug compounds from ULRF and are responsible for maintenance of the related intellectual property portfolio. Under the terms of these agreements, we are required to make patent maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, but we will be required to pay ULRF a percentage of any sublicense income.

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

During the year ended December 31, 2024, the Company advanced to Marizyme $2,257,400, against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). As of December 31, 2024, accrued interest related to the Marizyme Notes was $113,292 and interest income of this amount was recognized in other income in the consolidated statement of operations. As of December 31, 2024, the estimate for expected credit losses on the Marizyme Notes is $200,000, which was recognized in other income in the consolidated statement of operations. As of December 31, 2024, the estimate for expected credit losses on the Marizyme Notes is $360,000, which was recognized in the consolidated statement of operations.

The Marizyme Notes bear interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Notes at any time and from time to time, in whole or in part, without premium or penalty.

From January through June 2025, an additional $1,518,500 was advanced to Marizyme against which Marizyme delivered additional demand promissory notes.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Years Ended
	December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(6,327,503)	$(10,304,263)
Investing activities	(1,907,400)	4,215,943
Financing activities	9,007,708	(550,000)
Net increase (decrease) in cash and restricted cash	$772,805	$(6,638,320)

Net Cash Used in Operating Activities

During the year ended December 31, 2024, operating activities used $6.3 million of cash, primarily resulting from a net loss of $6.3 million. Cash flows from operating activities for the year ended December 31, 2024 were positively impacted by adjustments for accretion of discount on convertible debt of $0.6 million, a non-cash loss on issuance of convertible debt of approximately $0.4 million, a non-cash loss on debt extinguishment of approximately $57,000, change in provision for non-cash credit losses on short-term notes receivable of $0.4 million, a non-cash loss on monthly redemptions of convertible debt into common stock of $0.2 million, and non-cash stock based compensation of $0.1 million.  Cash flows from operating activities for the year ended December 31, 2024 were negatively impacted by adjustments for a non-cash gain on change in fair value of warrant liabilities of $0.4 million, a $0.3 million gain on settlement of accounts payable, a $0.4 million decrease in accounts payable, a $0.2 million increase in prepaid expenses and other assets, a $0.2 million non-cash gain on change in fair value of derivative liabilities, a $0.1 million decrease in accrued expenses and other current liabilities, accrued interest receivable on the Marizyme notes of $0.1 million, and a non-cash gain on voluntary conversion of convertible debt of approximately $56,000.

During the year ended December 31, 2023, operating activities used $10.3 million of cash, primarily resulting from a loss from continuing operations of $12.5 million. Cash flows from operating activities for the year ended December 31, 2023 were positively impacted by adjustments for a $1.1 million non-cash loss on voluntary conversion of convertible debt, a $0.6 million non-cash loss on convertible debt extinguishment, accretion of discount of $1.5 million on convertible debt, a $1.6 million increase in accounts payable, and $1.1 million in non-cash stock-based compensation expense. Cash flows from operating activities for the year ended December 31, 2023 were negatively impacted by adjustments for a $2.0 million decrease in fair value of warrant liabilities, a $0.3 million increase in prepaid expenses and other assets, a $0.2 million decrease in accrued expenses and other current liabilities, and cash used in discontinued operations of $1.2 million. There was no charge for provision for credit losses on short-term notes receivable during the year ended December 31, 2023.

Net Cash Provided By Investing Activities

During the year ended December 31, 2024, net cash used by investing activities was approximately $1.9 million resulting from the issuance of $2.3 million in notes receivable to Marizyme, offset by $0.4 million in proceeds from the disposal of discontinued operations, due to the release of escrow from the sale of Qualigen, Inc.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024, was approximately $9.0 million, resulting from $4.6 million in proceeds from the sale of Series A-2 Preferred Stock, approximately $3.1 million in proceeds from the sale of common stock and prefunded warrants, $2.0 million in proceeds from the issuance of short term debt, $1.5 million from the issuance of convertible debt, $0.4 million in proceeds from warrant exercises, offset by $2.0 million in short term debt repayments, and $0.5 million in convertible debt repayments.

Net cash used in financing activities for the year ended December 31, 2023, was approximately $0.6 million, due to monthly redemption payments on the 2022 Alpha Debenture.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024, was approximately $9.0 million, resulting from $4.6 million in proceeds from the sale of Series A-2 Preferred Stock, $3.0 million in proceeds from the sale of common stock and prefunded warrants, $2.0 million in proceeds from the issuance of short term debt, $1.5 million from the issuance of convertible debt, $0.4 million in proceeds from warrant exercises, offset by $2.0 million in short term debt repayments, and $0.5 million in convertible debt repayments.

Net cash provided by financing activities for the year ended December 31, 2023, was approximately $0.6 million, due to monthly redemption payments on the 2022 Alpha Debenture.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Qualigen Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Qualigen Therapeutics, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2024 and continuing net losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Current Expected Credit Losses (CECL)

Critical Audit Matter Description

As described in Note 4 to the consolidated financial statements, the Company establishes a reserve for the short-term notes receivable that reflects its estimate of current expected credit losses (CECL). The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of current expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovering of amounts due upon acquisition of the debtor, and recovery in liquidation scenario. The model requires management to make certain assumptions including the likelihood of each outcome. As of December 31, 2024, the estimate for expected credit losses on the debtor is approximately $360,000.

Auditing the Company’s CECL reserve is challenging due to the significant assumptions and judgment used by management involve a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining and understanding the promissory note agreement.

●	Obtaining and reviewing management’s prepared accounting memo.

●	Evaluating management’s assumptions used in the probability-weighted approach.

●	Obtaining available market data to corroborate management’s probability assumptions.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

San Francisco, California

June 30, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Qualigen Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Qualigen Therapeutics, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor from 2018 to 2024.

San Diego, California

April 5, 2024, except for Note 1 Segment Reporting, as to which the date is June 30, 2025

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,174,608	$401,803
Prepaid expenses and other current assets	1,499,219	764,964
Short-term notes receivable, net of allowance for credit losses of $360,000 at December 31, 2024 and $ - at December 31, 2023	2,010,692	—
Total current assets	4,684,519	1,166,767
Other assets	2,000	866,481
Total Assets	$4,686,519	$2,033,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,568,065	$2,222,983
Accrued expenses and other current liabilities	170,243	560,006
Warrant liabilities	269,175	54,600
Convertible debt - related party	—	1,299,216
Total current liabilities	2,007,483	4,136,805
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 15,000,000 shares authorized; 6,256 and zero shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5,716,400	—
Common stock, $0.001 par value ; 225,000,000 shares authorized; 736,431 and 107,243 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	65,314	43,262
Additional paid-in capital	119,958,897	114,655,565
Accumulated deficit	(123,061,575)	(116,802,384)
Total Stockholders’ Equity (Deficit)	2,679,036	(2,103,557)
Total Liabilities & Stockholders’ Equity (Deficit)	$4,686,519	$2,033,248

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Years Ended December 31,
	2024	2023
EXPENSES
General and administrative	$4,204,558		$6,095,607
Research and development	1,197,162		5,209,250
Credit loss expense - short-term note receivable	360,000		-
Total expenses	5,761,720		11,304,857

LOSS FROM OPERATIONS	(5,761,720)		(11,304,857)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(415,810)		(2,035,469)
Gain on change in fair value of derivative liabilities	(191,068)		—
Interest income	(128,795)
Interest expense	908,943		1,524,722
Loss on issuance of convertible debt	358,279		—
(Gain) loss on voluntary conversion of convertible debt into common stock	(56,010)		1,077,287
Loss on debt extinguishment	56,997		625,653
Loss on monthly redemptions of convertible debt into common stock	208,852		—
Gain on settlements of accounts payable	(348,305)		—
Loss on fixed asset disposal	—		21,747
Other income, net	(1,946)		(38,994)
Total other expense, net	391,137		1,174,946

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,152,857)		(12,479,803)

(BENEFIT) PROVISION FOR INCOME TAXES	6,334		(4,793)

NET LOSS FROM CONTINUING OPERATIONS	(6,159,191)		(12,475,010)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	—		(683,008)
Loss on disposal of discontinued operations, net of tax	(100,000)		(602,232)
LOSS FROM DISCONTINUED OPERATIONS	(100,000)		(1,285,240)

NET LOSS	(6,259,191)		(13,760,250)

Net loss attributable to non-controlling interest from discontinued operations	—		(343,038)

Net loss available to Qualigen Therapeutics, Inc.	$(6,259,191)		$(13,417,212)
Deemed dividend arising from warrant down-round provision	$(87,604)		$—

Net loss attributable to Qualigen Therapeutics, Inc.	$(6,346,795)		$(13,417,212)

Net loss per common share, basic and diluted - continuing operations	$(17.27)		$(122.93)
Net income (loss) per common share, basic and diluted - discontinued operations	$(0.28)	$	$ (9.32)
Total net loss per common share, basic and diluted	$(17.55)		$(132.25)
Weighted-average number of shares outstanding, basic and diluted	361,587		101,454

Other comprehensive loss, net of tax
Net loss	$(6,259,191)		$(13,760,250)
Foreign currency translation adjustment from discontinued operations	—		119,473
Other comprehensive loss	(6,259,191)		(13,640,777)
Comprehensive loss attributable to noncontrolling interest from discontinued operations	—		(304,735)
Comprehensive loss attributable to Qualigen Therapeutics, Inc.	$(6,259,191)		$(13,336,042)

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A-2						Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	—	$—	107,243	$43,262	$114,655,565	$(116,802,384)	$(2,103,557)
Issuance of common stock and prefunded warrants in public offering	—	—	482,737	14,724	3,038,625	—	3,053,349
Issuance of Series A-2 preferred shares upon closing of private placement	5,102	4,562,400	—	—	—	—	4,562,400
Voluntary conversion of convertible debt into preferred stock	1,154	1,154,000	—	—	—	—	1,154,000
Voluntary conversion of convertible debt into common stock	—	—	66,222	3,311	731,772	—	735,083
Redemptions of convertible debt into common stock	—	—	45,497	2,275	901,054	—	903,329
Fair value of warrant modification for professional services	—	—	—	—	12,036	—	12,036
Fair value of warrants reclassified to liabilities from equity	—	—	—	—	(262,259)	—	(262,259)
Fair value of warrants reclassified to equity from liabilities	—	—	—	—	197,456	—	197,456
Stock issued upon partial exercise of warrants	—	—	31,998	1,600	414,380	—	415,980
Restricted share settlements issued to former board members	—	—	2,843	142	142,209	—	142,351
Issuance of rounded shares as a result of the reverse stock split	—	—	(109)	—	—	—	—
Stock-based compensation	—	—	—	—	128,059	—	128,059
Net loss	—	—	—	—	—	(6,259,191)	(6,259,191)
Balance at December 31, 2024	6,256	$5,716,400	736,431	$65,314	$119,958,897	$(123,061,575)	$2,679,036

						Total
						Qualigen
				Accumulated Other		Therapeutics, Inc.		Total
	Common Stock		Additional Paid-In	Comprehensive Income	Accumulated	Stockholders’ Equity	Noncontrolling	Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2022	84,215	$42,110	$110,528,050	$50,721	$(103,385,172)	$7,235,709	$1,530,881	$8,766,590
Voluntary conversion of convertible debt into common stock	16,835	842	1,111,740	—	—	1,112,582	—	1,112,582
Redemptions of convertible debt into common stock	6,193	310	254,006	—	—	254,316	—	254,316
Fair value of warrant modification for professional services	—	—	7,945	—	—	7,945	—	7,945
Fair value of warrant reclassified from liabilities to equity	—	—	1,626,694	—	—	1,626,694	—	1,626,694
Stock-based compensation	—	—	1,098,533	—	—	1,098,533	9,297	1,107,830
Foreign currency translation adjustment	—	—	28,597	81,170	—	109,767	38,303	148,070
Deconsolidation of discontinued operations	—	—	—	(131,891)	—	(131,891)	(1,235,443)	(1,367,334)
Net loss	—	—	—	—	(13,417,212)	(13,417,212)	(343,038)	(13,760,250)
Balance at December 31, 2023	107,243	$43,262	$114,655,565	$—	$(116,802,384)	$(2,103,557)	$—	$(2,103,557)

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,259,191)	$(13,760,250)
Loss from discontinued operations, net of tax	(100,000)	(1,285,240)
Loss from continuing operations	(6,159,191)	(12,475,010)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	—	4,495
Stock-based compensation	128,059	1,098,533
Change in fair value of warrant liabilities	(415,810)	(2,035,469)
Change in fair value of derivative liabilities	(191,068)	—
Change in provision for credit losses of short-term note receivable	360,000	—
Accrued interest on short-term note receivable	(113,292)	—
(Gain) loss on voluntary conversion of convertible debt	(56,010)	1,077,287
Loss on monthly redemptions of convertible debt into common stock	208,852	—
Accretion of discount on convertible debt	615,534	1,469,640
Loss on debt extinguishment	56,997	625,653
Loss on issuance of convertible debt	358,279	—
Gain on settlement of accounts payable	(348,305)	—
Loss on disposal of fixed assets	—	21,747
Fair value of warrant modification for professional services	12,036	7,945
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(219,774)	(264,741)
Accounts payable	(445,141)	1,603,422
Accrued expenses and other current liabilities	(118,669)	(227,101)
Net cash used in operating activities - continuing operations	(6,327,503)	(9,093,599)
Net cash used in operating activities - discontinued operations	—	(1,210,664)
Net cash used in operating activities	(6,327,503)	(10,304,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of short-term note receivables	(2,257,400)	—
Net cash provided by investing activities - discontinued operations	350,000	4,215,943
Net cash provided by (used in) investing activities	(1,907,400)	4,215,943

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	—	(550,000)
Proceeds from the issuance of convertible notes payable	1,475,000	—
Proceeds from issuance of preferred shares in private placement	4,562,400	—
Proceeds from issuance of common shares and prefunded warrants in public offering	3,053,349	—
Proceeds from issuance of short term debt	2,000,000	—
Proceeds from warrant exercises	415,980	—
Payments on convertible notes payable	(499,021)	—
Payments on short term debt	(2,000,000)	—
Net cash provided by (used in) financing activities	9,007,708	(550,000)

Net change in cash and cash equivalents	772,805	(6,638,320)
Cash and cash equivalents from continuing operations- beginning of year	401,803	7,040,123
Cash and cash equivalents from continuing operations - end of year	$1,174,608	$401,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$92,838	$—
Taxes	$5,522	$5,571

NONCASH FINANCING AND INVESTING ACTIVITIES:
Monthly redemptions of convertible debt into common stock	$903,329	$254,316
Voluntary conversion of convertible debt into preferred stock	$1,154,000	$—
Voluntary conversion of convertible debt into common stock	$735,083	$1,112,582
Deemed dividend arising from warrant down-round provision	$87,604	$—
Exchange of derivative liability for warrant and convertible debt	$675,625	$—
Restricted share settlements issued to former board members	$142,351	$—
Warrants reclassified to equity from liabilities	$197,456	$—
Warrants reclassified to liabilities from equity	$262,259	$—
Net transfers to equipment held for lease from inventory	$—	$83,281

The accompanying notes are an integral part of these consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Organization

Ritter Pharmaceuticals, Inc. (the Company’s predecessor) was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. In September 2008, this company converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc. On May 22, 2020, upon completing a “reverse recapitalization” transaction with Qualigen, Inc., Ritter Pharmaceuticals, Inc. was renamed Qualigen Therapeutics, Inc. (the “Company”). Qualisys Diagnostics, Inc. was formed as a Minnesota corporation in 1996, reincorporated to become a Delaware corporation in 1999, and then changed its name to Qualigen, Inc. in 2000. Qualigen, Inc. was a wholly-owned subsidiary of the Company. On July 20, 2023, the Company sold all of the issued and outstanding shares of common stock of Qualigen, Inc. to Chembio Diagnostics, Inc. (“Chembio”), a wholly-owned subsidiary of Biosynex, S.A. (“Biosynex”). Following the consummation of this transaction, Qualigen, Inc. became a wholly-owned subsidiary of Chembio (see Note 6 – Discontinued Operations).

On May 26, 2022, the Company acquired 2,232,861 shares of Series A-1 Preferred Stock of NanoSynex, Ltd. (“NanoSynex”) from Alpha Capital Anstalt (“Alpha”), a related party, in exchange for 7,000 reverse split adjusted shares of the Company’s common stock and a prefunded warrant to purchase 6,629 reverse split adjusted shares of the Company’s common stock at an exercise price of $0.001 per share. These warrants were subsequently exercised on September 13, 2022. Concurrently with this transaction, the Company also entered into a Master Funding Agreement for the Operational and Technology Funding of NanoSynex Ltd., dated May 26, 2022, with NanoSynex (the “NanoSynex Funding Agreement”), to, among other things, provide for the further funding of NanoSynex, and purchased 381,786 shares of Series B preferred stock from NanoSynex for a total purchase price of $600,000. The transactions resulted in the Company acquiring a 52.8% interest in NanoSynex (the “NanoSynex Acquisition”). NanoSynex is a nanotechnology diagnostics company domiciled in Israel. On July 20, 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex (the “NanoSynex Amendment”), which amended the NanoSynex Funding Agreement, to, among other things, eliminate most of the Company obligation for the further funding of NanoSynex. Pursuant to the terms of the NanoSynex Amendment, the Company lost its controlling interest in NanoSynex (see Note 6 – Discontinued Operations).

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), Regulation S-X and rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its former wholly-owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The Company views its operations and manages its business in one operating segment . See the section Segment Reporting below for more information. In general, the functional currency of the Company and its subsidiaries is the U.S. dollar. For NanoSynex, the functional currency was the local currency, New Israeli Shekels (NIS). As such, assets and liabilities for NanoSynex were translated into U.S. dollars with the effects of foreign currency translation adjustments reflected as a component of accumulated other comprehensive loss within the Company’s consolidated statements of changes in stockholders’ equity (deficit).

As of July 20, 2023, NanoSynex was deconsolidated from these financial statements as the transactions contemplated by the NanoSynex Amendment resulted in a loss of control of a subsidiary that constitutes a business under ASC 810. The retained investment in NanoSynex is accounted for prospectively as an equity method investment. See Note 6 – Discontinued Operations for further information.

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

See Note 6 - Discontinued Operations for further information.

Equity Method Investments

Following deconsolidation of NanoSynex on July 20, 2023, the Company accounts for its retained investment under the equity method of accounting as it retained the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, the Company recognizes its proportionate share earnings or losses each reporting period with an adjustment to the carrying value of the investment. As of December 31, 2024 and 2023, the carrying value of the retained investment was zero, and therefore the Company has suspended application of the equity method as the Company is not liable for the obligations of the investee nor otherwise committed to provide financial support. Future equity method earnings, if any, will not be recognized until the amount exceeds the unrecognized net losses in prior periods. See Note 6 – Discontinued Operations for further information.

Accounting Estimates

Management uses estimates and assumptions in preparing its consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant estimates relate to the estimated fair value of convertible notes, warrant liabilities, determination of the allowance for credit losses, and stock-based compensation. Actual results could vary from the estimates that were used.

Reverse Stock Splits

On November 23, 2022, the Company effected a 1-for-10 reverse stock split of its outstanding shares of common stock (the “2022 Reverse Stock Split”). The 2022 Reverse Stock Split reduced the Company’s shares of outstanding common stock, stock options, and warrants to purchase shares of common stock. Fractional shares of common stock that would have otherwise resulted from the 2022 Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of fractional shares was paid to stockholders.

On November 20, 2024, the Company effected a 1-for-50 reverse stock split of its outstanding shares of common stock (the “2024 Reverse Stock Split”). The 2024 Reverse Stock Split reduced the Company’s shares of outstanding common stock, stock options, and warrants to purchase shares of common stock. Fractional shares of common stock that would have otherwise resulted from the 2024 Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of fractional shares was paid to stockholders.

All share and per share data for all periods presented in the accompanying financial statements and the related disclosures have been adjusted retrospectively to reflect both reverse stock splits. The number of authorized shares of common stock and the par value per share remains unchanged.

Cash

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less and money market funds to be cash equivalents.

The Company maintains the majority of its cash in accounts at banking institutions in the U.S. that are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of amounts held in excess of such insurance limitations. As of December 31, 2024, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Segment Reporting

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, as of January 1, 2024. See the section Recent Accounting Pronouncements below for more information. Operating segments are identified as components of an enterprise about which separate discrete financial information is regularly reviewed for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating primarily within the United States (and in Israel prior to the NanoSynex deconsolidation). The Company is an early stage clinical therapeutics company focused on developing treatments for adult and pediatric cancer. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its products. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net income (loss) that also is reported on the consolidated statements of operations as net loss, and consolidated cash used in operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statement of operations, and expenses are not regularly provided to or reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

Research and Development

Except for acquired in process research and development (IPR&D), the Company expenses research and development costs as incurred including therapeutics license costs.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the consolidated statements of operations.

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 8 – Warrant Liabilities and Note 9 – Convertible Debt).

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

Fair Value of Financial Instruments

Cash, prepaid expenses, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Short-term notes receivable are valued subject to a current expected credit loss (“CECL”) model (see Note 4 - Short-Term Notes Receivable).

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

Income Taxes

Deferred income taxes are recognized for temporary differences in the basis of assets and liabilities for financial statement and income tax reporting that arise due to net operating loss carry forwards, research and development credit carry forwards and from using different methods and periods to calculate depreciation and amortization, allowance for doubtful accounts, accrued vacation, research and development expenses, and state taxes. A provision has been made for income taxes due on taxable income and for the deferred taxes on the temporary differences. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. See Note 15 - Income Taxes for further information.

Foreign Currency Translation

The functional currency for the Company is the U.S. dollar. The functional currency for the discontinued operations of NanoSynex was the New Israeli Shekel (NIS). The financial statements of NanoSynex were translated into U.S. dollars using exchange rates in effect at each period end for assets and liabilities; using exchange rates in effect during the period for results of operations; and using historical exchange rates for certain equity accounts. The adjustment resulting from translating the financial statements of NanoSynex was reflected as a separate component of other comprehensive income (loss) (see Note 6 – Discontinued Operations).

Accounting Standards Updates - Recently Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Effective January 1, 2024, the Company adopted the new standard on a retrospective basis for annual periods, and interim periods beginning for the first quarter of 2025. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Accounting Standards Updates - Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. Accounting Standards Update 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. Accounting Standards Update 2024-03 may be applied retrospectively or prospectively. The Company is evaluating the disclosure requirements related to the new standard.

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

In October 2023, Hamas conducted terrorist attacks in Israel resulting in ongoing war. There continue to be hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza Strip, both of which have resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. In early 2023, there were a number of changes proposed to the political system in Israel by the current government which, if implemented as planned, could lead to large-scale protests and additional uncertainty, negatively impacting the operating environment in Israel. Populist uprisings in various countries in the Middle East over the last few years have also affected the political stability of those countries and have led to a decline in the regional security situation. Such instability may also lead to deterioration in the political and trade relationships that exist between Israel and these countries. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect the Company’s minority interest in NanoSynex, its results of operations, financial condition, cash flows and prospects (see Note 6 – Discontinued Operations).

Inflation and Global Economic Conditions

Beginning in 2022 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to government stimulus and recovery programs, government deficit spending and supply chain issues. The Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressure. In addition, the global economy suffers from slowing growth and rising interest rates, and some economists believe that there may be a global recession in the near future. If the global economy slows, the Company’s business may be adversely affected.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has had a dramatic impact on businesses globally and on the Company’s business as well. During the height of the pandemic, sales of diagnostic products decreased significantly and the Company’s net loss increased significantly, as clinics and small hospitals’ demand for Qualigen, Inc.’s FastPack™ diagnostic test kits was reduced sharply, largely due to deferral of patients’ non-emergency visits to physician offices. In July 2023 the Company sold Qualigen, Inc., its wholly-owned subsidiary, to Chembio (see Note 6 - Discontinued Operations).

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of December 31, 2024, the Company had approximately $1.2 million in cash and an accumulated deficit of $123.1 million. For the years ended December 31, 2024 and 2023, the Company used cash of $6.3 million and $10.3 million, respectively, in operations.

The Company’s cash balances as of the date that these financial statements were issued, without additional financing, are expected to fund operations only into the third quarter of 2025. The Company expects to continue to have net losses and negative cash flow from operations, which will challenge its liquidity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

There is no assurance that profitable operations will ever be achieved, or, if achieved, could be sustained on a continuing basis.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred equity and proceeds from the issuance of debt. During the year ended December 31, 2024 the Company raised approximately $1.5 million from the sale of Convertible Debentures (see Note 9 – Convertible Debt), and an additional $2.0 million from the sale of a nonconvertible 18% Senior Note, which was subsequently repaid in September 2024. The Company raised additional net proceeds of approximately $3.1 million from the sale of common stock and prefunded warrants in a public offering, raised approximately $4.6 million from the sale of newly designated Series A-2 Convertible Preferred Stock in a private placement, and $0.4 million from warrant exercises. At the closing of the private placement, approximately $1.2 million in Convertible Debentures and accrued interest were exchanged for shares of Series A-2 Convertible Preferred stock, and the remaining outstanding balance of $0.5 million in Convertible Debentures and accrued interest was repaid. From January to June 2025, we borrowed a total of $3,470,000 from eight investors as short-term borrowings, each due within six months after the date of borrowing. There can be no assurance that further financing can be obtained on favorable terms, or at all. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect the Company’s business prospects.

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

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Prepaid consulting	$1,241,537	$—
Prepaid insurance	226,482	566,011
Prepaid research and development expenses	—	173,900
Other current assets	31,200	25,053
	$1,499,219	$764,964

NOTE 4 —SHORT-TERM NOTES RECEIVABLE

Short term notes receivable - consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Short-term notes receivable - Marizyme	$2,370,692	$—
Less allowance for credit losses	(360,000)
	$2,010,692	$—

Allowance for credit losses consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Beginning Balance	$—	$—
Current period provision for expected credit losses	(360,000)	—
Ending Balance	$(360,000)	$—

During the year ended December 31, 2024, the Company advanced to Marizyme, Inc., $2,257,400, against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). As of December 31, 2024, accrued interest related to the Marizyme Notes was $113,292 and interest income of this amount was recognized in other income in the consolidated statement of operations and is included in short-term notes receivable on the consolidated balance sheet. As of December 31, 2023 there were no amounts due to the Company under the Marizyme Notes.

The Marizyme Notes bear at interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the current expected credit loss (“CECL”) model, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and the Company’s expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of December 31, 2024, the estimate for expected credit losses on the Marizyme Notes is $360,000. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

The Company is also party to a Co-Development Agreement with Marizyme (see Note 12 - Research and License Agreements).

NOTE 5 — OTHER ASSETS

Other non-current assets consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Funds held in escrow	$—	$450,000
Long-term research and development deposits	—	416,481
Other	2,000	—
	$2,000	$866,481

NOTE 6 — DISCONTINUED OPERATIONS

The summary of gain (loss) from discontinued operations, net of tax, for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Qualigen, Inc.	NanoSynex	Total	Qualigen, Inc.	NanoSynex	Total
Loss from discontinued operations, net of tax	$—	$—	$—	$(171,701)	$(511,307)	$(683,008)
Gain (loss) on disposal of discontinued operations, net of tax	(100,000)	—	(100,000)	3,876,778	(4,479,010)	(602,232)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	$(100,000)	$—	$(100,000)	$3,705,077	$(4,990,317)	$(1,285,240)

Sale of Qualigen, Inc.

On July 20, 2023, the Company completed the sale of Qualigen, Inc., its formerly wholly-owned subsidiary, to Chembio Diagnostics, Inc. for net cash consideration of $5.4 million, of which $4.9 million was received during the year ended December 31, 2023, and $450,000 was being held in escrow until January 20, 2025 to satisfy certain Company indemnification obligations. On June 4, 2024, the escrow account was settled early by mutual agreement of the Company and the buyer resulting in cash proceeds to the Company of $350,000 and a loss on disposal of discontinued operations of $100,000 for the year ended December 31, 2024. There was no other activity related to Qualigen, Inc. during the year ended December 31, 2024.

There were no assets and liabilities remaining related to Qualigen, Inc. as of December 31, 2024 or 2023.

The Company reclassified the following statement of operations items to discontinued operations for the year ended December 31, 2023:

For the Year Ended December 31,
2023
REVENUES
Net product sales	$3,661,121
Total revenues	3,661,121

EXPENSES
Cost of product sales	2,551,114
General and administrative	610,559
Research and development	206,819
Sales and marketing	405,626
Total expenses	3,774,118

OTHER EXPENSE, NET
Loss on disposal of equipment held for lease	63,302
Other income, net	(4,898)
Loss on fixed asset disposal	300
Total other expense, net	58,704

LOSS FROM DISCONTINUED OPERATIONS BEFORE DISPOSAL	(171,701)

Gain on sale of Qualigen, Inc., net of tax	3,876,778

INCOME FROM DISCONTINUED OPERATIONS OF QUALIGEN, INC.	$3,705,077

The Company recorded a gain on the sale of Qualigen, Inc. in its consolidated financial statements for the years ended December 31, 2023 as follows:

Gain on sale of Qualigen, Inc.
Fair value of consideration received	$5,489,337
Working capital adjustment	235,402
Total Assets of discontinued operations	(4,225,562)
Total Liabilities of discontinued operations	3,005,407
Transaction expenses	(627,806)
Gain on sale of Qualigen, Inc.	$3,876,778

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

On the date of deconsolidation, the Company recognized its retained investment at fair value, which was determined to be de minimis based on various economic, industry, and other factors. As a result, the Company has discontinued recognition of its proportionate share of equity method losses following the date of initial recognition. As of December 31, 2024 and 2023, the carrying value of the retained investment was zero. Future equity method earnings, if any, will not be recognized until the amount exceeds the unrecognized net losses in prior periods.

There were no assets and liabilities recognized related to NanoSynex as of December 31, 2024 or 2023.

The Company reclassified the following statement of operations items to discontinued operations for the year ended December 31, 2023:

For the Year Ended December 31,
2023
EXPENSES
Research and development	$869,064
Total expenses	869,064

Loss on disposal of discontinued operations	4,479,010

BENEFIT FOR INCOME TAXES	(357,757)

LOSS FROM DISCONTINUED OPERATIONS OF NANOSYNEX, LTD.	(4,990,317)

Loss attributable to noncontrolling interest	(343,038)

NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	$(4,647,279)

The Company recorded a loss on disposal of discontinued operations from the deconsolidation of NanoSynex in its consolidated financial statements for the year ended December 31, 2023 as follows:

Loss on deconsolidation of NanoSynex
Fair value of NanoSynex interest retained	$—
Net assets deconsolidated	(2,768,403)
Non-controlling interest share	1,235,443
Accumulated other comprehensive income attributable to NanoSynex	131,891
Forgiveness of debt	(3,077,941)
Loss on deconsolidation of NanoSynex	$(4,479,010)

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Board compensation	$—	$129,499
Interest (Convertible debt)	—	10,004
License fees	14,427	32,975
Payroll	—	1,215
Professional fees	109,324	121,775
Research and development	—	104,402
Vacation	46,492	151,286
Other		8,850
	$170,243	$560,006

As of December 31, 2023, accrued liabilities attributable to Qualigen Inc, and NanoSynex were deemed disposed of as discontinued operations (see Note 6 – Discontinued Operations).

NOTE 8 – WARRANT LIABILITIES

In 2004, the Company issued warrants to various investors and brokers for the purchase of Series C preferred stock in connection with a private placement (the “Series C Warrants”). The Series C Warrants were subsequently extended and, upon closing of the reverse recapitalization transaction with Ritter, exchanged for warrants to purchase common stock of the Company. The Series C Warrants were determined to be liability-classified pursuant to the guidance in ASC 480 and ASC 815-40, based on the inclusion of a leveraged ratchet provision for subsequent dilutive issuances. As of December 31, 2022 there were 26,992 Series C Warrants outstanding with an exercise price of $66.00 per share. On November 24, 2023, 21,952 Series C Warrants expired, and on December 5, 2023 the remaining Series C Warrants were repriced from an exercise price of $66.00 per share to an exercise price of $36.50 per share, with 4,074 additional ratchet Series C Warrants issued, resulting in 9,113 Series C Warrants outstanding and exercisable as of December 31, 2023.

On February 27, 2024, these Series C Warrants were repriced again as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debentures described below, from an exercise price of $36.50 per share to an exercise price of $13.00 per share, with 16,473 additional ratchet Series C Warrants issued, resulting in 25,586 Series C Warrants, which expired on June 26, 2024. During the year ended December 31, 2024, the Company recorded a gain on change in fair value of warrant liabilities of $54,600 for the Series C Warrants.

In December 2022, in conjunction with the issuance of a convertible debenture to Alpha (see Note 9 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock (the “Alpha Warrant”). The exercise price of the Alpha Warrant was $82.50 (equal to 125% of the conversion price of the Debenture on the closing date). The Alpha Warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the Alpha Warrant. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to a Securities Purchase Agreement with Alpha. This Amendment eliminated certain adjustment provisions of the Warrant. The Company determined that the event resulted in equity classification for the Alpha Warrant and, accordingly, the Company remeasured the fair value on that date and reclassified to noncompensatory equity classified warrants (see Note 13 – Stockholders Equity (Deficit)).

On February 27, 2024, in connection with an 8% Convertible Debenture (the “2024 Alpha Debenture”) in the principal amount of $550,000 issued to Alpha (see Note 9 – Convertible Debt), the Company issued a noncompensatory equity classified warrant to Alpha (the “2024 Alpha Warrant”) to purchase 18,001 shares of common stock, at an exercise price of $13.00 per share, which may be exercised in whole or in part, at any time before February 27, 2029. On September 6, 2024 as a result of the down-round provision triggered by shares sold in a public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares with a fair value of $14,997) was reclassified to liabilities. Shareholder approval was subsequently obtained on October 25, 2024, and as of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and, accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants (see Note 13 – Stockholders Equity (Deficit)). During the year ended December 31, 2024, the Company recorded a gain on change in fair value of warrant liabilities of $3,072 for these warrants.

On April 12, 2024 , in connection with an 8% Convertible Debenture in the principal amount of $1,100,000 issued to Yi Hua Chen (“Chen”) (see Note 9 – Convertible Debt), the Company issued a liability classified warrant to Chen to purchase 36,001 shares of common stock, exercisable until February 27, 2029. On September 6, 2024 , as a result of a down-round provision triggered by shares sold in a public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50 per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants (see Note 13 – Stockholders Equity (Deficit)). The fair value of this warrant was $565,582 on the issuance date and $185,531 on the date of reclassification to equity. During the year ended December 31, 2024, the Company recorded a gain on change in fair value of warrant liabilities of $380,051 for this warrant.

On November 20, 2024, the Company closed its private placement transaction resulting in the issuance of newly designated Series A-2 Preferred Stock (see Note 13 – Stockholders Equity (Deficit)). As a result of the issuance of a new class of voting securities, the Company evaluated its equity classified warrants’ respective terms, and concluded that warrants for 68,712 common shares with a weighted average exercise price of $2.00 and a fair value of $247,262 were required to be reclassified to liabilities as of November 20, 2024. During the year ended December 31, 2024 the Company recorded a loss on change in fair value of warrant liabilities of $21,913 for these warrants.

The following table summarizes the activity in liability classified warrants for the year ended December 31, 2024:

		Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	9,113	$36.50	$36.50 - $36.50	0.49
Granted	52,474	$8.54	$6.50 - $13.00	4.16
Exercised	—	—	—	—
Reclassified from equity	71,026	$2.14	$0.05 - $7.80	n/a
Reclassified to equity	(38,315)	$6.50	$6.50 - $6.50	4.16
Expired	(25,586)	$13.00	$13.00 - $13.00	—
Total outstanding – December 31, 2024	68,712	$2.00	$0.05 - $7.80	n/a
Exercisable	52,693	$0.23	$0.05 - $6.50	n/a

The following table summarizes the activity in liability classified warrants for the year ended December 31, 2023:

		Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	76,992	$76.72	$66.00 - $82.50	3.9
Granted	9,113	$36.50	$36.50 - $36.50	0.49
Exercised	—	—	—	—
Reclassified to equity	(50,000)	$82.50	$82.50 - $82.50	—
Forfeited	(5,040)	$66.00	$66.00 - $66.00	—
Expired	(21,952)	$66.00	$66.00 - $66.00	—
Total outstanding – December 31, 2023	9,113	$36.50	$36.50 - $36.50	0.49
Exercisable	9,113	$36.50	$36.50 - $36.50	0.49

The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2023	$—	$—	$54,600	$54,600
Granted	—	—	565,582	565,582
Exercised	—	—	—	—
Fair value of warrants reclassified from equity	—	—	262,259	262,259
Fair value of warrants reclassified to equity	—	—	(197,456)	(197,456)
Gain on change in fair value of warrant liabilities	—	—	(415,810)	(415,810)
Balance as of December 31, 2024	$—	$—	$269,175	$269,175

During the year ended December 31, 2024, warrants for 71,026 common shares with a weighted average exercise price of $2.14 and a fair value of $262,259 were reclassified from equity to liabilities, and warrants for 38,315 common shares with a weighted average exercise price of $6.50 and a fair value of $197,456 were reclassified from liabilities to equity. There were no transfers of financial assets or liabilities between category levels for the year ended December 31, 2024.

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

The value of the warrant liabilities was based on valuations received from an independent valuation firm determined using a Monte-Carlo simulation and internally generated Black Scholes valuations. Due to the nominal exercise price of the 2024 Pre-Funded Warrants and indefinite term, the Company calculated an implied value of the 2024 Pre-Funded Warrants based on the underlying common stock price on the valuation date, less the exercise price. For volatility, the Company considers comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants and transitions to its own volatility as the Company develops sufficient appropriate history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Any significant changes in the inputs may result in significantly higher or lower fair value measurements.

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	Range	Weighted Average	Actual
Risk-free interest rate	4.24% — 4.38%	4.37%	5.13%
Expected volatility (peer group)	117.5% — 133.5%	132.1%	68.9%
Term of warrants (in years)	0.4 — 4.7	4.32	0.49
Expected dividend yield	0.00%	0.00%	0.00%

NOTE 9 — CONVERTIBLE DEBT

2022 Convertible Debenture (Related party)

On December 22, 2022, the Company issued to Alpha an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 (the “2022 Debenture”) for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022 (the “2022 Securities Purchase Agreement”). The 2022 Debenture carried a maturity date of December 22, 2025 and was convertible, at any time, at Alpha’s option, into shares of the Company’s common stock (the “Conversion Shares”), at a price initially equal to $66.00 per share, subject to adjustment as described in the 2022 Debenture. On July 13, 2023, the Company obtained stockholder approval, for purposes of complying with Nasdaq Listing Rule 5635(d), to allow for the issuance to Alpha of more than 20% of our issued and outstanding shares of common stock pursuant to the terms and conditions of the 2022 Debenture, and the common stock purchase warrant dated December 22, 2022 (the “2022 Warrant”) issued by us to Alpha.

Commencing June 1, 2023, the Company was required to redeem $110,000 monthly, plus accrued and unpaid interest in cash, or, subject to the Equity Conditions (as defined in the 2022 Debenture) having been satisfied or waived, in shares of our common stock, based on a conversion price equal to the lesser of (i) the then-effective conversion price of the 2022 Debenture and (ii) 85% of the average of the VWAPs (as defined in the 2022 Debenture) for the five consecutive trading days ending on the trading day immediately before the applicable monthly redemption date. The 2022 Debenture accrued interest at the rate of 8% per annum beginning on December 1, 2023, and was payable on a monthly or quarterly basis in cash or, subject to the Equity Conditions having been satisfied or waived, shares or a combination thereof at our option.

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

The proceeds from the 2022 Debenture were allocated to the initial fair value of the 2022 Warrant, with the residual balance allocated to the initial carrying value of the 2022 Debenture. The Company has not elected the fair value option for the 2022 Debenture. The 2022 Debenture was recognized as proceeds received after allocating the proceeds to the 2022 Warrant, and then allocating remaining proceeds to a suite of bifurcated embedded derivative features (conversion option, contingent acceleration upon an Event of Default, and contingent interest upon an Event of Default), with the resulting difference, if any, allocated to the loan host instrument. The suite of derivative features was measured and initially determined to have no fair value.

On December 5, 2023, the Company and Alpha executed Amendment No. 1 to the 2022 Securities Purchase Agreement (the “SPA Amendment”), pursuant to which the Company and Alpha agreed to, among other things, reduce the Conversion Price of the 2022 Debenture from $66.00 per share to $36.50 per share and reduce the exercise price of the 2022 Warrant from $82.50 per share to $36.50 per share, in each case subject to certain adjustments. In addition, the SPA Amendment revised certain provisions of the 2022 Warrant to (i) limit the circumstances which would trigger a potential adjustment to the exercise price of the 2022 Warrant and (ii) clarify the treatment of the 2022 Warrant upon a Fundamental Transaction. The purpose of these revisions was to remove the terms that caused the 2022 Warrant to be liability-classified under U.S. GAAP. The Company performed an assessment and concluded that (i) all remaining adjustment features in the revised language meet the FASB’s definition of a down-round feature, and (ii) the 2022 Warrant, as amended, met all of the additional requirements for equity classification. Accordingly, as of December 5, 2023, the Company remeasured the 2022 Warrant to its fair value immediately prior to the modification and recognized the change in fair value in earnings. The incremental fair value impact from the 2022 Warrant modification of $0.09 million was included in the Company’s evaluation of the 2022 Debenture modification under ASC 470, discussed further below. The Company then reclassified the 2022 Warrant liability to equity at its post-modification fair value of $1.6 million.

In accordance with ASC 470-50, the Company determined that the modified terms of the 2022 Debenture were substantially different when compared to the original terms that existed prior to the SPA Amendment, and thus the event was required to be accounted for as a debt extinguishment. Accordingly, the Company derecognized the net carrying value of the original Debenture, and recorded the new debt instrument at its fair value of $1.4 million, and recorded a $0.6 million loss on debt extinguishment. The difference between the remaining 2022 Debenture principal and its fair value on December 5, 2023 was recorded as a debt discount, which was amortized to interest expense over the expected term of the Debenture using the effective interest method, in accordance with ASC 835-30.

During the year ended December 31, 2023, the Company issued a total of (i) 16,834 shares of our common stock upon Alpha’s partial voluntary conversion of the 2022 Debenture at a conversion price of $66.00 per share, extinguishing a total of $1,111,078 principal, and (ii) 6,193 shares of common stock to Alpha in lieu of cash for monthly redemption payments totaling $220,000 due on the 2022 Debenture at a weighted average conversion price of $35.52 per share. During the year ended December 31, 2023, the Company paid monthly redemption payments of $550,000 in cash, and recorded accrued interest of approximately $1.5 million in other expenses in the consolidated statements of operations. As of December 31, 2023, the fair value of the suite of bifurcated embedded derivative features was $0.

 During the year ended December 31, 2023, the Company recognized an extinguishment loss on voluntary conversions of the 2022 Debenture of approximately $1.1 million, and a loss on debt extinguishment totaling $0.6 million upon monthly redemptions of the 2022 Debenture and the December 2023 modification, which are presented in the expenses in the consolidated statements of operations.

On February 27, 2024, in connection with the issuance of an additional warrant to Alpha with an exercise price of $13.00 per share, and pursuant to certain antidilution provisions in the 2022 Debenture, the Conversion Price of the 2022 Debenture was reduced from $36.50 per share to $13.00 per share.

During the year ended December 31, 2024, the Company issued a total of 45,496 shares of common stock to Alpha in lieu of cash for monthly redemption payments totaling $660,000 due on the 2022 Debenture at a weighted average conversion price of $14.51 per share, resulting in a net loss on debt extinguishment of approximately $209,000 in other expenses on the consolidated statements of operations. No redemption payments were paid in cash during the year ended December 31, 2024. Interest expense on the 2022 Debenture was approximately $162,000 for the year ended December 31, 2024, of which approximately $120,000 was attributable to discount amortization), which is reported in other expenses in the consolidated statement of operations.

In June and July 2024, Alpha voluntarily converted the aggregate remaining principal of the 2022 Debenture of $758,922, extinguishing the Company’s obligations in full with respect to the 2022 Debenture and suite of bifurcated embedded derivative features. As a result of such voluntary conversions, the Company issued a total of 58,378 shares of common stock at a weighted average conversion price of $13.00. The Company recorded a gain on voluntary conversions of approximately $85,000 during the year ended December 31, 2024. As of December 31, 2024, there were no amounts outstanding under the 2022 Debenture.

2024 Alpha Debenture (Related party)

On February 27, 2024, pursuant to a Securities Purchase Agreement executed with Alpha on February 27, 2024 (the “2024 Securities Purchase Agreement”) we issued to Alpha an 8% Convertible Debenture (the “2024 Alpha Debenture”) with a principal amount of $550,000, for a gross purchase price of $500,000 less expenses. The 2024 Alpha Debenture carried a maturity date of December 31, 2024 and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at a conversion price initially equal to $30.56 per share, subject to adjustment as described in the 2024 Alpha Debenture. Upon the closing of the public offering on September 6, 2024 per the terms of the antidilution provisions in the 2022 Debenture, the conversion price of the 2024 Alpha Debenture was reduced from $30.56 to $6.50 per share. The 2024 Alpha Debenture accrued interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Alpha a noncompensatory equity classified 5-year common stock purchase warrant (the “2024 Alpha Warrant”) to purchase 18,001 shares of our common stock at an exercise price initially equal to $13.00 per share (see Note 13 - Stockholders Equity (Deficit)).

Pursuant to the 2024 Securities Purchase Agreement, we also granted to Alpha an option (the “Option”), exercisable until July 1, 2024, to purchase from us an additional 8% Convertible Debentures, of like tenor, with a face amount of up to $1.1 million (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 36,001 additional warrants), for a purchase price of $1.0 million.

The Company evaluated the terms of the 2024 Securities Purchase Agreement and determined that the 2024 Alpha Warrant and the Option issued to Alpha are each considered freestanding financial instruments. The 2024 Alpha Warrant was further determined to initially (i) be indexed to the Company’s own stock, and (ii) meet all of the additional criteria for permanent equity classification. As the Option required the Company to issue convertible debt with multiple cash settlement alternatives, the Option was classified as a liability and recognized at fair value, with subsequent changes in fair value recognized in earnings.

The net proceeds from the issuance of the 2024 Alpha Debenture were allocated first to the liability-classified Option and the bifurcated embedded features in the 2024 Alpha Debenture (conversion option, contingent acceleration upon an Event of Default, and contingent interest upon an Event of Default), with the resulting difference, if any, allocated to the loan host instrument and the equity-classified warrant on a relative fair value basis. The fair value of the Option was estimated to be $0.8 million at issuance, and the suite of bifurcated embedded derivative features was $0.08 million. As the fair value of the liability-classified instruments and features exceeded the net proceeds received, the Company recognized a loss on issuance of convertible debt of $0.4 million, presented in other expenses in the consolidated statements of operations. As a result, the Company recorded a debt discount at the maximum amount equal to the principal of $550,000, which was amortized as additional interest expense over the expected term of the 2024 Alpha Debenture.

On September 9, 2024 we issued 7,842 shares of common stock upon Alpha’s partial voluntary conversion of the 2024 Alpha Debenture at a conversion price of $6.50 per share for a total of $50,979 in principal. The Company recognized a loss on partial voluntary conversion of approximately $29,000.

During the year ended December 31, 2024, interest expense on the 2024 Alpha Debenture was approximately $486,000, of which approximately $473,000 was attributable to discount amortization), which is reported in other expenses in the consolidated statements of operations.

On November 20, 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, the Company used $530,839 of the proceeds to repay the outstanding principal and accrued interest on the Alpha Debenture, in full settlement of the obligation. The Company recognized a debt extinguishment loss of $68,000 on the settlement date, representing the difference between (i) the cash reacquisition price, and (ii) the net carrying value of the debt, inclusive of unamortized discounts and issuance costs and the fair value of the associated suite of bifurcated derivative liabilities on the settlement date. As of December 31, 2024, there were no amounts outstanding under the 2024 Alpha Debenture.

2024 Chen Debenture (Related party)

In April 2024, Alpha assigned the Option to Yi Hua Chen (“Chen”) and Chen exercised the option in full, in exchange for $1,000,000, less expenses, we issued to Chen an 8% Convertible Debenture (the “2024 Chen Debenture”) with a principal amount of $1,100,000. The 2024 Chen Debenture carried a maturity date of December 31, 2024 and was convertible, at any time, and from time to time, at Chen’s option, into shares of common stock of the Company at a conversion price initially equal to $30.56 per share, subject to adjustment as described in the 2024 Chen Debenture. Upon the closing of the public offering on September 6, 2024 per the terms of the antidilution provision, the conversion price of the 2024 Chen Debenture was reduced from $30.56 to $6.50 per share. The 2024 Chen Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Chen a 5-year liability classified common stock purchase warrant (the “2024 Chen Warrant”) to purchase 36,001 shares of our common stock at an exercise price initially equal to $13.00 per share (see Note 8 - Warrant Liabilities).

The Company evaluated the terms of the 2024 Chen Debenture and the 2024 Chen Warrant and determined that the 2024 Chen Warrant was considered a freestanding financial instrument. The 2024 Chen Warrant was further determined to be indexed to the Company’s own stock. However, the 2024 Chen Warrant failed to meet the additional criteria for permanent equity classification due to a lack of authorized shares available to settle the instrument, as the Company was required to obtain shareholder approval to issue all shares underlying the 2024 Securities Purchase Agreement to comply with the rules of Nasdaq. The Company has adopted a sequencing approach under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity to determine the classification of its contracts at issuance and at each subsequent reporting date, whereby shares are allocated based on the earliest issuance date of potentially dilutive instruments, with the earliest issuance date receiving the first allocation of shares. In the event of identical issuance dates, shares are then allocated beginning with instruments with the latest maturity date first. Pursuant to this sequencing approach, as of April 27, 2024, we determined that the authorized shares were sufficient to settle the 2024 Alpha Warrant and was therefore classified in equity. The Company determined the remaining shares were not sufficient to settle the 2024 Chen Warrant and therefore classified as a liability at fair value, with subsequent changes in fair value recognized in earnings, until such shareholder approval was obtained on October 25, 2024 (see Note 8 - Warrant Liabilities).

The net proceeds from the issuance of the 2024 Chen Debenture, inclusive of the fair value of the settled Option on April 12, 2024 of $0.7 million, was first allocated to the liability-classified 2024 Chen Warrant and the bifurcated embedded features in the 2024 Chen Debenture, with the resulting difference, if any, allocated to the loan host instrument. As a result, the fair value of the 2024 Chen Warrant at issuance of $0.6 million at issuance and the suite of bifurcated embedded derivative features of $0.03 million comprised the initial debt discount, which was amortized to interest expense over the expected term of the 2024 Chen Debenture using the effective interest method, in accordance with ASC 835-30.

During the year ended December 31, 2024, interest expense on the 2024 Chen Debenture was approximately $78,000, of which approximately $23,000 was attributable to discount amortization), which is reported in other expenses in the consolidated statements of operations.

On November 20, 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, on November 18, 2024, the Company and Chen executed an Exchange Agreement (the “Exchange Agreement”), agreeing to convert all outstanding principal and accrued interest on the 2024 Chen Debenture as of November 20, 2024 (totaling approximately $1,154,000), in exchange for 1,154 shares of newly designated Series A-2 Preferred Stock, in full settlement of the Company’s obligations with respect to the Chen Debenture. The Company recognized a debt extinguishment gain of $13,000 upon conversion, representing the difference between (i) the reacquisition price, consisting of the fair value of the preferred shares issued, and (ii) the net carrying value of the debt, inclusive of unamortized discounts and issuance costs and the fair value of the associated suite of bifurcated derivative liabilities on the settlement date. As of December 31, 2024, there were no amounts outstanding under the 2024 Chen Debenture.

Convertible debt is comprised of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Convertible debt - related party	$—	$1,418,922
Discount on convertible debt - related party	—	(119,706)
Total convertible debt - related party	$—	$1,299,216

A reconciliation of the beginning and ending balances for the derivative liabilities arising from the issuance of convertible debt is as follows for the year ended December 31, 2024:

Derivative Liabilities Arising From Issuance of Convertible Debt	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Granted	—	—	215,897	215,897
Net gain on change in fair value of derivative liabilities	—	—	(191,068)	(191,068)
Extinguished upon settlement of convertible debt	—	—	(24,829)	(24,829)
Balance as of December 31, 2024	$—	$—	$—	$—

The value of the derivative liabilities was estimated based on valuations received from an independent valuation firm determined using a Monte-Carlo simulation or a binomial lattice model. For volatility, the Company considers comparable public companies as a basis for its expected volatility to calculate the fair value of derivative liabilities and transitions to its own volatility as the Company develops sufficient appropriate history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the debt. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Any significant changes in the inputs may result in significantly higher or lower fair value measurements.

As of December 31, 2024, no derivative liabilities measured at fair value using significant unobservable inputs are outstanding.

NOTE 10 — EARNINGS (LOSS) PER SHARE

Basic loss per share (“EPS”) is computed by dividing net loss including deemed dividends by the weighted-average number of common shares outstanding plus unexercised pre-funded warrants. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from preferred stock, convertible debt, stock options and warrants.

These potentially dilutive securities have been excluded from diluted net loss per share as of December 31, 2024 and 2023 because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2024	2023
Net loss used for basic earnings per share	$(6,346,795)	$(13,417,212)
Basic weighted-average common shares outstanding	361,587	101,454
Dilutive potential shares issuable from preferred stock, convertible debt, stock options and warrants	—	—
Diluted weighted-average common shares outstanding	361,587	101,454

The following potentially dilutive securities have been excluded from diluted net loss per share as of December 31, 2024 and 2023 because their effect would be anti-dilutive:

	As of December 31,
	2024	2023
Shares of common stock subject to outstanding options	1,870	7,978
Shares of common stock subject to outstanding warrants (excluding pre-funded warrants)	90,026	61,634
Shares of common stock subject to outstanding preferred stock	3,437,363	—
Shares of common stock subject to outstanding convertible debt	—	38,875
Total common stock equivalents	3,529,259	108,487

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Proceedings

On January 29, 2025, the Company was named as a defendant in an action brought by LifeSci Capital LLC (“LifeSci”) in the U.S. District Court for the Southern District of New York. The complaint alleges that the Company failed to pay $503,483 in connection with offerings of the Company’s common stock that occurred during the tail period of the agreement, pursuant to an engagement under which the Company retained LifeSci to serve as its placement agent and financial advisor.

The Company filed its answer on March 17, 2025, denying the material allegations in the complaint and asserting various affirmative defenses. As of May 29, 2025, the matter is in the discovery phase.

The Company disputes that any amount is owed and is vigorously defending the lawsuit. Based on the current stage of the proceedings and the information available at this time, the Company does not believe a loss is probable or reasonably estimable.

NOTE 12 — RESEARCH AND LICENSE AGREEMENTS

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

For the years ended December 31, 2024 and 2023 there were license costs of $2,000 and approximately $128,000, respectively, related to this agreement which are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

QN-302 Phase 1 Study

In June 2023, the Company entered into a Master Clinical Research Services Agreement with Translational Drug Development, LLC (“TD2”) whereby TD2 agreed to perform certain clinical research and development services for the Company including but not limited to trial management, side identification and selection, site monitoring/management, medical monitoring, project management, data collection, statistical programming or analysis, quality assurance auditing, scientific and medical communications, regulatory affairs consulting and submissions, strategic consulting, and/or other related services. From time to time, the Company may enter into statements of work with TD2 for the performance of specific services under this Master Clinical Research Services Agreement.

In June 2023, the Company entered into a Master Laboratory Services Agreement with MLM Medical Labs, LLC (“MLM”) whereby MLM agreed to perform certain clinical research and development services for the Company including but not limited to laboratory, supply, testing, validation, data management, and storage services. From time to time, the Company may enter into work orders with MLM for the performance of specific services under this Master Laboratory Services Agreement.

In June 2023, the Company entered into a Master Services Agreement with Clinigen Clinical Supplies Management, Inc. (“Clinigen”) whereby Clinigen agreed to provide certain pharmaceutical products and/or services. From time to time, the Company may enter into statements of work with Clinigen for the performance of specific services under this Master Services Agreement.

In July 2023, pursuant to the above agreements, the Company entered into work orders and statements of work for clinical trial services for the conduct of the QN-302 Phase 1 study. Given our financial situation, the company slowed the development of the QN-302 Phase 1 Study beginning in the second quarter of 2024.

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

Sponsored research expenses related to these agreements for the years ended December 31, 2024 and 2023 were $0 and $743,000. License costs were approximately $68,000 and $133,000 related to these agreements for the years ended December 31, 2024 and 2023, respectively, and are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

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

The sponsored research agreement for QN-247 expired in August 2022 and there were no sponsored research expenses related to these agreements for the years ended December 31, 2024 and 2023. License costs related to these agreements for the years ended December 31, 2024 and 2023 were approximately $1,000 and $23,000, respectively, and are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

Marizyme

On April 11, 2024, we entered into a Co-Development Agreement with Marizyme. Under the Co-Development Agreement (as amended), we agreed to pay Marizyme Funding Payments and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024, and is included in research and development expenses in the consolidated statements of operations and other comprehensive loss. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payments are designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payments we will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payments provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States. During the year ended December 31, 2024, the Company advanced $2,257,400 to Marizyme, against which Marizyme had previously delivered demand promissory notes to the Company. Accrued interest related to the Marizyme Notes was $113,292 and interest income of this amount was recognized, and a $360,000 loan loss reserve was recorded in other income in the consolidated statement of operations (see Note 4 - Short Term Notes Receivable).

NOTE 13 — STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2024 and 2023, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

At December 31, 2024, the Company has reserved 3,593,702 shares of authorized but unissued common stock for possible future issuance as follows:

Exercise of issued and future grants of stock options	15,114
Conversion of Series A-2 Preferred Stock	3,437,363
Exercise of stock warrants	141,225
Total	3,593,702

Preferred Stock

There are a total of 15,000,000 shares of Preferred Stock authorized. On November 18, 2024 a Certificate of Designation for 10,000 shares of Series A-2 Preferred Stock was filed.

On November 20, 2024 in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 5,102 shares of the newly designated Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $5.1 million. The Company also entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million. At December 31, 2024 the Company had 6,256 shares of Series A-2 preferred stock outstanding.

At December 31, 2023, there were no shares of preferred stock outstanding.

The shares of Series A-2 Preferred Stock have the rights, preferences, powers, restrictions and limitations as set forth below.

Conversion Rights – Each share of Series A-2 Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of common stock equal to $1,000 (the “Stated Value”), divided by a conversion price initially equal to $3.64, subject to adjustment for any stock splits, stock dividends and similar events (the “Conversion Price”). The Conversion Price is also subject to “ratchet” antidilution adjustments if the Company at any time while the Series A-2 Convertible Preferred Stock is outstanding issues common stock or common stock equivalents at a lower effective price per share than the then-effective Conversion Price, in all cases subject to a floor price of $1.82. Conversion of the Series A-2 Convertible Preferred Stock will be prohibited if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 4.99% (or 9.99% at the option of the holder) of the total number of shares of the Company’s common stock issued and outstanding. The Conversion Price at December 31, 2024 was $3.64.

Liquidation Preference – Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders shall be entitled to an amount equal to the Stated Value for each share of Series A-2 Preferred Stock before any distribution or payment shall be made to the holders of common stock.

Voting Rights – The holders of Series A-2 Preferred Stock are entitled to vote, together as a single class with the common stock, on all matters presented to the common stockholders for a vote. Each share of Series A-2 Preferred Stock is entitled to a number of votes equal to the number of shares into which such share of Series A-2 Preferred Stock would be convertible, as of the record date for determination of stockholders entitled to vote as to such matter, if the conversion price was equal to the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) as of November 20, 2024, taking into account for such purposes the beneficial ownership limitation as then in effect.

Dividends – The holders of Series A-2 Preferred Stock are entitled to receive dividends, if and when such dividends are paid to holders of common stock, in the same form and at the same time on an as-converted to common stock basis.

Protective Provisions – At all times while the Series A-2 Preferred Stock are outstanding, without the consent of the holders of at least 67% of the Stated Value of the then-outstanding Series A-2 Preferred Stock, the Company is prohibited from amending its charter documents in any manner that adversely affects the rights of the Series A-2 Preferred Stock, repurchase junior securities of the Company, pay cash dividends or distributions on junior securities of the Company, or enter into a material transactions with an affiliate of the Company (unless it is at arm’s length and expressly approved by a majority of the disinterested directors).

Stock Options and Warrants

Stock Options

The Company recognizes all compensatory share-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At December 31, 2024 and 2023, there were 1,870 and 7,978 outstanding stock options, respectively, under the 2020 Plan and on such dates there were 13,244 and 7,136 shares reserved under the 2020 Plan, respectively, for future grant.

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at December 31, 2024, and changes during the twelve-months then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	7,978	$1,760.26	$256.80 - $2,565.00	7.06
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(6,108)	1,703.64	$256.80 - $2,565.00	—
Total outstanding – December 31, 2024	1,870	$1,948.41	$256.80 - $2,565.00	5.93
Exercisable (vested)	1,714	$2,085.52	$256.80 - $2,565.00	5.81
Non-Exercisable (non-vested)	156	$442.02	$256.80 - $620.00	7.24

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at December 31, 2023 , and changes during the twelve months then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	12,160	$1,751.00	$256.80 — $2,565.00	8.09
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(4,182)	1,735.50	$256.80 — $2,565.00	—
Total outstanding – December 31, 2023	7,978	$1,760.26	$256.80 — $2,565.00	7.06
Exercisable (vested)	6,418	$2,098.50	$256.80 — $2,565.00	6.77
Non-Exercisable (non-vested)	1,560	$368.00	$256.80 — $1,645.00	8.36

There were approximately $128,000 and $1.1 million of compensation costs related to outstanding options for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was approximately $5,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.58 years.

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

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero, as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.
●	Expected stock-price volatility. The Company’s expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term, because the Company does not have sufficient stock price history over the expected term.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

There were no options granted during the years ended December 31, 2024 and 2023.

The Company recorded share-based compensation expense and classified it in the consolidated statements of operations as follows:

	For the Years Ended December 31,
	2024	2023
General and administrative	$103,378	$939,228
Research and development	24,681	159,305
Total	$128,059	$1,098,533

Equity Classified Compensatory Warrants

As part of the May 2020 reverse recapitalization transaction, the Company issued equity classified compensatory common stock warrants to an advisor and its designees. In addition, various service providers hold equity classified compensatory common stock warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock). These are to be differentiated from the Series C Warrants described in Note 8 – Warrant Liabilities.

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

On November 20, 2024, the Company closed its private placement transaction resulting in the issuance of newly designated Series A-2 Preferred Stock. As a result of the issuance of a new class of voting securities, the Company evaluated its equity classified compensatory warrants’ respective terms, and concluded that compensatory warrants to purchase 1,353 common shares with a weighted average exercise price of $6.50 and a fair value of $904 were required to be reclassified to liabilities as of November 20, 2024.

No new compensatory warrants were issued during the years ended December 31, 2024 or 2023.

The following table summarizes the equity classified compensatory warrant activity for the year ended December 31, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	2,381	$534.44	$66.00 - $1,270.25	1.25
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(519)	$1,033.15	$1,033.15 - $1,033.15	—
Reclassified to liabilities	(1,353)	$6.50	$6.50 - $6.50	—
Forfeited	—	—	—	—
Total outstanding – December 31, 2024	509	$1,270.25	$1,270.25-$1,270.25	0.69
Exercisable	509	$1,270.25	$1,270.25- $1,270.25	0.69
Non-Exercisable	—	—	—	—

The following table summarizes the equity classified compensatory warrant activity for the year ended December 31, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	3,581	$455.88	$66.00 - $1,270.25	1.73
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(1,200)	$300.00	$300.00 - $300.00	—
Forfeited	—	—		—
Total outstanding – December 31, 2023	2,381	$534.44	$66.00 - $1,270.25	1.25
Exercisable	2,381	$534.44	$66.00 - $1,270.25	1.25
Non-Exercisable	—	—	—	—

There was $12,036 in compensation costs related to outstanding warrants for the year ended December 31, 2024 and $7,945 for the year ended December 31, 2023. As of December 31, 2024 and 2023, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

On May 22, 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to Alpha for the purchase of common stock, of which warrants for 141 common shares remain outstanding and exercisable as of December 31, 2024 and may be exercised in whole or in part, at any time before May 22, 2025.

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha (see Note 9 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of this warrant was initially $82.50, and may be exercised in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to the related Securities Purchase Agreement, with Alpha. This Amendment reduced the Exercise Price of the December 22, 2022 warrant from $82.50 per share to $36.50 per share. The Amendment also revised certain provisions of the warrant which resulted in reclassification of the warrant from liabilities to equity during the year ended December 31, 2023.

On February 27, 2024 the Company entered into a new Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture (see Note 9 – Convertible Debt). This Securities Purchase Agreement resulted in the reduction of the exercise price of the December 22, 2022 warrant and the May 2020 warrant from $36.50 per share to $13.00 per share. The company recognized a deemed dividend of $60,017, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the consolidated statements of changes in stockholders’ equity. In addition, on February 27, 2024, the Company issued to Alpha a warrant to purchase 18,001 shares of the Company’s common stock at an exercise price of $13.00 per share, which may be exercised in whole or in part, at any time before February 27, 2029.

On September 6, 2024 as a result of the down-round provision triggered by shares sold in a public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. The company recognized an additional deemed dividend of $27,587, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the consolidated statements of changes in stockholders’ equity (deficit).

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares with a fair value of $14,997) was reclassified to liabilities (see Note 8 – Warrant Liabilities). Shareholder approval was subsequently obtained on October 25, 2024, and as of that date, the Company determined that shareholder approval resulted in equity classification for the warrant again and, accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

On September 6, 2024, upon the closing of a public offering, the Company issued pre-funded warrants to purchase 239,456 common shares at a price of $6.45 per share with an exercise price of $0.05 per share (the “pre-funded warrants”). The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. Pre-funded warrants for 188,257 common shares were exercised during the year ended December 31, 2024. At December 31, 2024 pre-funded warrants for 51,199 common shares remained outstanding.

On September 6, 2024, upon the closing of a public offering, 16,019 warrants were issued to the placement agent. These warrants were not exercisable until March 5, 2025 and expire on September 6, 2029.

On November 20, 2024, the Company closed its private placement transaction resulting in the issuance of newly designated Series A-2 Preferred Stock. As a result of the issuance of a new class of voting securities, the Company evaluated its equity classified noncompensatory warrants’ respective terms, and concluded that non-compensatory warrants for 67,359 common shares with a weighted average exercise price of $1.91 and an aggregate fair value of $246,357 were required to be reclassified to liabilities as of November 20, 2024.

The following table summarizes the noncompensatory equity classified warrant activity for the year ended December 31, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	50,141	$36.50	$36.50 - $36.50	4.47
Granted	34,019	7.11	$6.50 - $7.80	4.16
Exercised	(31,998)	13.00	$13.00 - $13.00	—
Pre-funded investor warrants issued	239,456	0.05	$0.05 - $0.05	n/a
Pre-funded investor warrants exercised	(188,257)	0.05	$0.05 - $0.05	n/a
Reclassified to liabilities	(69,672)	2.06	$0.05 - $7.80	—
Reclassified from liabilities	38,315	6.50	$6.50 - $6.50	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – December 31, 2024	72,004	$6.50	$6.50 - $6.50	—
Exercisable	72,004	$6.50	$6.50 - $6.50	3.99
Non-Exercisable	—	—	—	—

The following table summarizes the noncompensatory equity classified warrant activity for the year ended December 31, 2023:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2022	10,941	$987.97	$66.00 - $1,000.00	0.33
Granted	—	—	—	—
Exercised	—	—	—	—
Reclassification of Alpha Warrant from warrant liabilities to equity	50,000	36.50	$36.50 - $36.50	—
Expired	(10,800)	1,000.00	$1,000.00-$1,000.00	—
Forfeited	—	—	—	—
Total outstanding – December 31, 2023	50,141	$36.50	$36.50 - $36.50	4.47
Exercisable	50,141	$36.50	$36.50 - $36.50	4.47
Non-Exercisable	—	—	—	—

NOTE 14 — RELATED PARTY TRANSACTIONS

Convertible Debt

On December 22, 2022, the Company issued to Alpha, an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022. As of December 31, 2023, the remaining principal balance was $1,418,922. During the year ended December 31, 2024, the remaining principal balance of this Debenture was converted into 103,876 shares of common stock of the Company, at a weighted average price of $13.66 per share.

On February 27, 2024, the Company issued to Alpha, an 8% Convertible Debenture in the principal amount of $550,000 for a purchase price of $500,000 less expenses pursuant to the terms of a Securities Purchase Agreement dated February 26, 2024. During the year ended December 31, 2024, a principal amount of $50,979 of this Debenture was converted into 7,846 shares of common stock of the Company, at a weighted average price of $6.50 per share. On November 20, 2024 the Company paid to Alpha in cash the remaining principal amount of $499,021 plus outstanding accrued interest of $31,818.

On April 12, 2024, the Company issued to Chen an 8% Convertible Debenture with a principal amount of $1,100,000 for a purchase price of $1,000,000 less expenses pursuant to the terms of a Securities Purchase Agreement dated February 26, 2024. The Company entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million (see Note 13 — Stockholders Equity (Deficit)).

See Note 9 – Convertible Debt for additional information concerning convertible debt – related party transactions.

Warrants

On May 22, 2020, as a commitment fee, the Company issued warrants to Alpha for the purchase of common stock. As of December 31, 2024, 141 of these warrants remain outstanding and exercisable, and may be exercised in whole or in part, at any time before May 22, 2025. During years ended December 31, 2024 and 2023 there were no exercises of this warrant. This warrant was equity classified as of December 31, 2023 and was reclassified to warrant liabilities during the year ended December 31, 2024 (see Note 8 - Warrant Liabilities).

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. This warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the warrant. During the year ended December 31, 2024, Alpha partially exercised this warrant to purchase 31,998 shares respectively, of the Company’s common stock at a weighted average exercise price of $13.00, for total cumulative proceeds to the Company of $416,000. During the year ended December 31, 2023, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 13 – Stockholders’ Equity (Deficit)).

On February 27, 2024, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha, a warrant to purchase 18,001 shares of the Company’s common stock, exercisable in whole or in part, until February 27, 2029, subject to certain terms and conditions described in the warrant.

On September 6, 2024 as a result of the down-round provision triggered by shares sold in a public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. The company recognized an additional deemed dividend of $27,587, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the consolidated statements of changes in stockholders’ equity (deficit).

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares with a fair value of $14,997) was reclassified to liabilities (see Note 8 – Warrant Liabilities). Shareholder approval was subsequently obtained on October 25, 2024, and as of that date, the Company determined that shareholder approval resulted in equity classification for the warrant again and, accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

During the year ended December 31, 2024, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 13 – Stockholders’ Equity (Deficit)).

As of December 31, 2024, the exercise price of all of the above warrants issued to Alpha was $6.50.

On April 12, 2024, in connection with the issuance of a debenture to Chen (see Note 9 – Convertible Debt), the Company issued a liability classified warrant to Chen to purchase 36,001 shares of common stock, exercisable until February 27, 2029. On September 6, 2024, as a result of a down-round provision triggered by shares sold in a public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50 per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants (see Note 13 – Stockholders Equity (Deficit)). The fair value of this warrant was $565,582 on the issuance date and $185,531 on the date of reclassification to equity. During the year ended December 31, 2024, the Company recorded a gain on change in fair value of warrant liabilities of $380,051 for this warrant.

NOTE 15 — INCOME TAXES

The following table presents domestic and foreign components of consolidated loss before income taxes from continuing operations for the periods presented:

	December 31, 2024	December 31, 2023
Domestic	$(6,152,857)	$(12,479,803)
Foreign	—	—
Loss before provision for income taxes	$(6,152,857)	$(12,479,803)

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	5.90%	1.76%
Non-deductible expenses	0.02%	-0.64%
NOL expiration	0.00%	-5.26%
Tax credit	-3.87%	2.92%
Change in FV of warrant liability	1.42%	3.35%
Tax impact of convertible debenture	-4.18%	-5.46%
Tax impact of divestiture	0.00%	-229.26%
Tax impact of section 382 attribute forfeiture	-202.84%	0.00%
Stock compensation	-53.37%	0.00%
True-up	-2.87%	-10.65%
Change in valuation allowance	238.69%	222.28%
Income taxes provision (benefit)	-0.10%	0.04%

The components of deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Current
US Federal	$—	$(9,793)
US State	6,334	5,000
US Foreign	—	—
Total current provision (benefit)	6,334	(4,793)
Deferred
US Federal	6,069,000	23,128,000
US State	8,617,000	4,697,000
US Foreign	—	—
Total deferred benefit	14,686,000	27,825,000
Change in valuation allowance	(14,686,000)	(27,825,000)
Total provision (benefit) for income taxes	$6,334	$(4,793)

During 2024 and 2023, the aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

	December 31, 2024	December 31, 2023
Gross unrecognized tax benefits at the beginning of the year	$—	$—
Increases related to current year positions	8,285	—
Increases related to prior year positions	270,820	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$279,105	$—

Based on the available objective evidence, including the Company’s history of cumulative losses, management believes it is likely that the Company’s U.S. federal and state net deferred tax assets will not be realizable. Accordingly, the Company provided for a full valuation allowance against its U.S. federal and state net deferred tax assets at December 31, 2024, and December 31, 2023.

Due to the full valuation allowance already in place on the Company’s U.S. federal and state net deferred tax assets, the Company does not anticipate significant changes in the Company’s effective tax rate.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research or experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, costs for U.S. based R&E activities must be amortized over five years and costs for foreign R&E activities must be amortized over 15 years; both using a midyear convention. The Company has incorporated the impact of this new tax legislation into its 2022, 2023, and 2024 consolidated financial statements, noting that the impact on the Company’s consolidated financial statements was immaterial.

At December 31, 2024, the Company has U.S. federal and state net operating loss carryforwards of approximately $5,946,000 and $5,403,000, respectively, which are available to offset future taxable income. U.S. federal net operating loss carryforwards can be carried forward indefinitely. State net operating loss carryovers begin to expire in 2043.

The Company’s net operating loss and tax credit carryforwards may be subject to an annual limitation under sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experienced one or more ownership changes, which would limit the amount of net operating loss and tax credit carryforwards that may be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by section 382, results from equity shifts that increase ownership of certain stockholders or public groups in the stock of the corporation of more than 50% over a three-year period. As a result of the May 2020 reverse recapitalization transaction, a section 382 ownership change has occurred. Prior to the reverse recapitalization transaction, the Ritter business was discontinued resulting in any pre-ownership change net operating loss and tax credit carryforwards becoming fully limited under section 382. The pre-ownership change net operating losses and tax credit carryforward DTAs are considered worthless and have been written-off the deferred tax table presented above. Subsequent ownership changes may have also occurred due to the Company’s equity activity in recent years. The Company has not completed an Internal Revenue Code Section 382 analysis. As a result, there could be additional limitations on the Company’s ability to utilize its net operating loss and tax credit carryforwards. These additional limitations may result in both a permanent loss of certain tax benefits related to net operating loss and tax credit carryforwards, and an annual utilization limitation.

The Company also has research and development credit carryforwards for federal and state tax purposes of approximately $323,000 and $235,000, respectively. The research and development credit carryforwards begin to expire in 2043 for federal tax purposes and have an indefinite life for state tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and in California. The Company’s U.S. federal income tax returns remain subject to examination by the Internal Revenue Service. The Company’s California income tax returns remain subject to examination by the California Franchise Tax Board. Due to net operating losses, research and development credits and other tax credit carryforwards that may be utilized in future years, all U.S. federal and state tax years are open to examination.

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

The Company had unrecognized tax benefits of $279,105 as of December 31, 2024. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits would have no effect on the Company’s effective tax rate. The Company does not foresee any material changes over the next 12 months. In accordance with generally accepted accounting principles, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2024, the Company has not accrued any interest or penalties related to uncertain tax positions.

NOTE 16 — SUBSEQUENT EVENTS

From January through April 2025, a total of 3,272.5 shares of Series A-2 Preferred Stock were converted into 899,044 shares of common stock at a conversion price of $3.64 per share.

From January through June 2025, we borrowed a total of $3,470,000 from eight investors as short-term borrowings, each due within six months after the date of borrowing.

From January through June 2025, an additional $1,518,500 was advanced to Marizyme against which Marizyme delivered demand promissory notes to the Company of like principal amounts with terms similar to the Marizyme Notes described in Note 4 - Short Term Notes Receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

During the year ended December 31, 2024 audit, we identified the lack of sufficient number of personnel within the accounting function to adequately segregate duties, the Company did not have a designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to financial accounting system, and the Company did not have formalized documentation of its processes and controls that could be evaluated for proper design and implementation.

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

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company has adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities by directors, officers and employees, or the registrant itself, that have been designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq’s listing standards.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is a list of the names, ages and positions of our executive officers and directors as of June 30, 2025:

Name	Position(s)	Age	Director Since
Kevin Richardson II(1)	Interim Chief Executive Officer and Chief Financial Officer and Director	57	2024
Campbell Becher(2)	President and Director	53	2024
Braeden Lichti# (3)	Independent Director	40	2024
Robert B. Lim(4)*#†	Independent Director	32	2024
Cody Price(5)*#†	Independent Director	46	2024
Graydon Bensler(6)*	Independent Director	33	2024

* Audit Committee Member

# Compensation Committee Member

† Nominating and Corporate Governance Member

(1)	On September 23, 2024, Mr. Michael Poirier resigned from his position as Chief Executive Officer and Chairman of the Board and Mr. Christopher Lotz resigned from his position as Chief Financial Officer of the Company. On September 25, 2024, the Board appointed Kevin Richardson II as the Interim Chief Executive Officer and Interim Chief Financial Officer. The resignations of Mr. Poirier and Mr. Lotz were attributed to disagreements with the Company regarding its future direction and strategic initiatives.

(2)	On February 25, 2024, Dr. Tariq Arshad resigned from his position as the Senior Vice President/Chief Medical Officer of the Company. On July 5, 2024, Dr. Richard David resigned from his position as a member of the Board. On July 5, 2024, the Board appointed Campbell Becher as a member of the Board and on September 25, 2024, the Board appointed Campbell Becher as President of the Company.

(3)	On October 3, 2024, Mr. Matt Korenberg resigned from his position as an independent member and Chairman of the Audit Committee of the Board. On October 8, 2024, the Board appointed Mr. Braeden Lichti as an independent member of the Board.

(4)	On July 5, 2024, Mr. Sidney Emery resigned from his position as a member of the Board and the Board appointed Mr. Robert Lim as a member of the Board. On June 20, 2025, the Board appointed Mr. Robert Lim as the chairman of the audit committee.

(5)	On July 5, 2024, Mr. Kurt Kruger and Mr. Ira Ritter resigned from their position as a member of the Board and the Board appointed Cody Price as a member of the Board.

(6)	On November 13, 2024, the Board appointed Mr. Graydon Bensler as an independent member of the Board.

A brief description of the background and business experience of our executive officers and directors for the past five years is as follows:

Kevin Richardson II. Mr. Richardson joined Sanuwave as chairman of the board of directors in August 2005 until August 2022. Mr. Richardson served as CEO from October 2013 through May 2023, and Chief Strategic officer May 2023- May 2024. He currently serves as an advisor for ProDev Labs. In 2003, he founded Prides Capital LLC and Prides Capital Partners LLC, where he is managing director of the $700 million assets under management investment firm. From 1999 to 2003, Mr. Richardson was a partner at Blum Capital Partners, a $2.5 billion investment firm, where he was the lead public partner on 18 investments. Prior to Blum Capital, he worked with Tudor Investment Corporation and Fidelity Management and Research, where he managed funds in aerospace and defense and performed research in a variety of technical, financial, healthcare, and IT industries. Mr. Richardson is also on the boards of publicly traded multichannel distributor As Seen On TV, Inc. and E-Diets, and travel technology company, Pegasus Solutions. Previously, he served on the boards of Healthtronics and QC Holdings. Mr. Richardson received an undergraduate degree from Babson College and an MBA from Kenan-Flagler Business School at the University of North Carolina. Mr. Richardson’s extensive experience in leading strategic and turnaround efforts in various small cap companies contributed to our board of directors’ conclusion that he should serve as a director of our company.

Campbell Becher. Mr. Becher is the Chief Executive Officer of IberAmerican Lithium, and has held that position since September 2023. Mr. Becher has also been president or Orchid Capital Partners Corp. since 2014, and has over 20 years of experience in investment banking, including the founding of Byron Capital Markets, an investment bank focused on the electric metals sector. Mr. Becher served as Byron’s CEO from 2008 to 2014 and led its sponsorship of the Electric Metals Conference for several years as well as sponsoring the Industrial Minerals World Lithium Conference. Mr. Becher currently serves as a board member at Royal Helium Ltd. and Strategic Minerals Europe Corp. and previously served as a Managing Director at Haywood Securities Inc. Mr. Becher’s extensive investment banking background and executive leadership experience contributed to our board of directors’ conclusion that he should serve as a director of our company.

Braeden Lichti. Braeden Lichti is the founder and Chief Executive Officer of BWL Investments Ltd., a privately held holding corporation he established in 2016, and NorthStrive Companies, Inc., a U.S. based investment and advisory services company he founded in 2021. Mr. Lichti also serves as Chairman of PMGC Holdings Inc., a leading holding company leveraging strategic acquisitions, capital deployment and asset optimization to drive long-term growth and Hydromer, Inc., a global leader in surface modification and coating solutions, focusing on hydrophilic, thromboresistant and antimicrobial coatings for medical devices and various industrial applications. Established in 1980 and headquartered in Concord, North Carolina, Hydromer offers a wide range of services, including polymer research and development, contract coating and specialized analytical testing. Mr. Lichti co-founded PMGC Holdings Inc. in 2020 and has served as its advisor and has been a principal stockholder since its formation. He has remained the largest stockholder through companies he controls and recently assumed the role of Chairman in 2024. We believe that Mr. Lichti’s extensive experience as a director and advisor to multiple publicly traded companies and his significant executive experience and his having served as Chairman for similarly situated companies makes him a qualified director for our Company.

Robert B. Lim. Mr. Lim is a business forward lawyer based in Vancouver, British Columbia who primarily practices in corporate commercial law and litigation. Mr. Lim co-founded De Novo Law Corporation in March 2023 after winding down his solo practice with Robert Bradley Lim Law Corporation in February 2023. Before being called to the bar as a lawyer, Mr. Lim worked at the University of British Columbia’s Sauder School of Business as a graduate academic assistant, and Winright Law Corporation, first as a legal assistant in 2020 and then later as an articling student/lawyer in 2021. Prior to his legal career, Mr. Lim came from a marketing background, working as a marketing coordinator for NEXT Environmental in 2018, and operated his own digital marketing agency where he provided digital advertising and marketing services to clients throughout British Columbia from 2017 – 2019. Mr. Lim has also served on the board of directors of Aerwins Technologies Inc. (AWIN) as an independent director from July 2023 – July 2024. Mr. Lim’s expertise in corporate law contributed to our board of directors’ conclusion that he should serve as a director of our company.

Cody Price. Mr. Price is the President and Chief Executive Officer of True North Alliance, and has held that position since 2017. Mr. Price is an esteemed Compliance Management Professional, recognized for his comprehensive expertise in regulatory compliance, internal auditing, and risk management. Currently serving as a Contract Compliance Manager in Sacramento, California, Mr. Price demonstrates exceptional proficiency in managing compliance operations across multiple entities. In his present capacity, he oversees compliance functions for a wide array of distributors, processors, cultivators, and manufacturers, ensuring strict adherence to county and state licensing requirements, auditing protocols, and regulatory affairs. His responsibilities span nine companies, underscoring his adeptness in handling intricate compliance challenges within highly regulated sectors. With 19 years of extensive experience, he consistently ensures that businesses maintain full compliance and operational efficiency, fostering their growth and success. Mr. Price’s meticulous attention to detail, deep regulatory knowledge, and exemplary leadership skills contributed to our board of directors’ conclusion that he should serve as a director of our company.

Graydon Bensler. Mr. Bensler is currently serving as the Chief Executive Officer, Chief Financial Officer and a director of PMGC Holdings Inc., a leading holding company leveraging strategic acquisitions, capital deployment and asset optimization to drive long-term growth since 2020 and 2024, respectively. Mr. Bensler is a financial professional and analyst with over seven years of experience in financial consulting and management for both private businesses and US/Canadian publicly traded companies and is a CFA Charterholder (CFA) In 2017, Mr. Bensler Co-founded an Ed Tech curriculum management and scheduling company that was implanted in academic schools in Canada and the United States. From 2017 to 2019, Mr. Bensler was an account manager at a leading Canadian investor relations firm where he represented publicly traded companies across a wide range of sectors where he worked directly with investment banks, investment brokers and company executives and directors. During his tenure, Mr. Bensler created and conveyed messaging about his clients’ strategic position in the market and successfully guided several companies through multiple financings. From 2019 to 2021, Mr. Bensler was a Senior Associate at Evans & Evans, a Canadian boutique investment banking firm where he led valuations and going public transactions for Canadian and United States companies. In this capacity, Mr. Bensler gained strong knowledge of the capital markets, public company compliance requirements, and regularly interfaced with regulators, auditors, board and executive management. Mr. Bensler was also a director of publicly traded Health Logic Interactive Inc. (TSXv: CHIP) from 2020 to 2024. Mr. Bensler received his Bachelor of Management and Organizational Studies degree from the University of Western Ontario, with specialization in Finance, and is a CFA Charterholder. We believe that Mr. Bensler’s extensive experience as a finance executive and his familiarity with both the banking and the financial consulting sectors and his having served as an account manager for similarly situated companies makes him a qualified director for our Company.

Term of Office

Our Board currently consists of six members. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their resignation or removal in accordance with our amended and restated bylaws. Our officers are appointed by our Board and hold office until removed by the Board. Our amended and restated bylaws provide that the authorized number of directors comprising our Board will be fixed, from time to time, by a majority of the total number of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers. There is no arrangement or understanding between any director and any other person pursuant to which the director was selected.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our directors or executive officers.

Code of Business Conduct and Ethics

Our Board has adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Investor Relations section of our website, which is located at www.qlgntx.com, displays a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Insider Trading Policy

All officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries are subject to our Insider Trading Policy. The Insider Trading Policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in the trading of our securities. To ensure compliance with the Insider Trading Policy and applicable federal and state securities laws, all officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries must refrain from the sale or purchase of our securities except in specific designated trading windows or pursuant to 10b5-1 trading plans that were preapproved. Even during a trading window period, certain insiders, including our named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities.

Director Independence and Board Committees

An “independent director” is defined generally as a director that is not an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Braeden Lichti, Robert Lim, Cody Price and Graydon Bensler serve as members of our Board. Our Board has determined that Braeden Lichti, Robert Lim, Cody Price and Graydon Bensler are “independent directors” as defined in the listing rules of Nasdaq and under Rule 10-A-3(b)(1) of the Exchange Act and applicable SEC rules.

Audit Committee. We currently have a standing Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent and financially literate, and one member of the Audit Committee must qualify as an “audit committee financial expert” as defined in applicable SEC rules. Messrs. Graydon Bensler, Robert Lim and Cody Price serve as members of our Audit Committee. Mr. Lim serves as the Audit Committee Chairman. Mr. Bensler qualifies as an “audit committee financial expert” under the SEC rules.

We have adopted an Audit Committee charter, which details the purpose and principal functions of the Audit Committee, including to:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

●	resolve any disagreements between management and the auditor regarding financial reporting;

●	pre-approve all auditing and non-audit services;

●	retain independent counsel, accountants, or others to advise the Audit Committee or assist in the conduct of an investigation;

●	seek any information it requires from employees – all of whom are directed to cooperate with the Audit Committee’s requests – or external parties;

●	meet with our officers, external auditors, or outside counsel, as necessary; and

●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policies.

Compensation Committee. We have a standing Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. Robert Lim and Cody Price serve as members of our Compensation Committee. Mr. Lim serves as the Compensation Committee Chairman.

We have adopted a Compensation Committee charter, which details the purpose and responsibility of the Compensation Committee, including to:

●	discharge the responsibilities of the Board relating to compensation of our directors, executive officers and key employees;

●	assist the Board in establishing appropriate incentive compensation and equity-based plans and to administer such plans;

●	oversee the annual process of evaluation of the performance of our management; and

●	perform such other duties and responsibilities as enumerated in and consistent with the Compensation Committee’s charter.

The Compensation Committee’s charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultant’s independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, we have not retained such a consultant.

Nominating and Corporate Governance Committee. We have a standing Nominating and Corporate Governance Committee. Robert Lim and Cody Price serve as members of the Nominating and Corporate Governance. Mr. Price serves as the Nominating and Corporate Governance Committee Chairman.

We have adopted a Nominating and Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating and Corporate Governance Committee, including to:

●	assist the Board by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of shareholders;

●	lead the Board in its annual review of its performance;

●	recommend director nominees to the Board for each committee of the Board; and

●	develop and recommend to the Board corporate governance guidelines applicable to us.

Meetings of the Board of Directors

During our fiscal year ended December 31, 2024, the Board met from time to time informally and acted by written consent on numerous occasions.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past 10 years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Indemnification and Limitation on Liability of Directors

Our amended and restated certificate of incorporation, as amended, limit the liability of our directors to the fullest extent permitted by Delaware law. Nothing contained in the provisions will be construed to deprive any director of his or her right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he or she may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2024 and 2023 in all capacities for the account of our principal executive officer.

Name and Principal Position	“Year”	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Kevin Richardson II, Interim Chief Executive Officer and Chief Financial Officer and Director(3)	2024	—	—	—	90,907	90,907
	2023	—	—	—	—	—

Michael Poirier, Former Chairman and Chief Executive Officer(4)	2024	482,063	14,635	—	14,357	511,055
	2023	512,635	118,174	—	1,889	632,698

Christopher Lotz, Former Chief Financial Officer(5)	2024	257,386	8,781	—	36,202	302,369
	2023	267,462	71,827	—	4,149	343,438

(1)	There were no option awards granted during 2024.

(2)	The amounts reported in this column represent $90,907 paid by us to Mr. Richardson for services rendered under a consulting agreement, 401(k) matching contributions and life insurance premiums paid by us for Mr. Poirier and Mr. Lotz, and include $25,367 in additional compensation paid to Mr. Lotz for services rendered under a consulting agreement entered into subsequent to his September 23, 2024 termination date.

(3)	On September 25, 2024, the Board appointed Mr. Richardson as the Interim Chief Executive Officer and Interim Chief Financial Officer of the Company.

(4)	On September 23, 2024, Mr. Poirier resigned from his position as Chief Executive Officer and Chairman of the Board. The 2024 “Salary” and “Bonus” for Mr. Poirier represent amounts we paid through his September 23, 2024 termination date.

(5)	On September 23, 2024, Mr. Lotz resigned from his position as Chief Financial Officer of the Company. The 2024 “Salary” and “Bonus” for Mr. Lotz represent amounts we paid through his September 23, 2024 termination date.

Employment Agreements

Employment Agreement with Michael Poirier

Mr. Poirier is party to an Executive Employment Agreement dated February 1, 2017, as amended January 9, 2018 (the “Poirier Employment Agreement”). The Poirier Employment Agreement had an initial three-year term and was automatically renewed for successive one-year periods unless either party gave notice of nonrenewal at least 90 days before the end of such a one-year period.

Under the terms of the Poirier Employment Agreement, Mr. Poirier was entitled to an annual base salary of at least $315,000, was eligible to participate in the Company’s bonus plans, benefit programs and medical benefits, was eligible for certain event-based bonuses (including for “Liquidity Event” acquisition transactions), and is entitled to four weeks of vacation per year. If Mr. Poirier’s employment was terminated without Cause or he resigns for Good Reason (as such terms are defined in the Poirier Employment Agreement), and he provided a general release to the Company, he would be entitled to one year of salary continuation plus the cost of COBRA coverage continuation for such one year period. In May 2021, our board of directors and its compensation committee increased Mr. Poirier’s annual base salary to $575,000. On January 13, 2023, the Company’s board of directors, as part of certain cost-cutting measures, approved a temporary 20% reduction to the base salaries of all executive officers of the Company. Accordingly, on January 16, 2023, Mr. Poirier’s base salary was reduced to $460,000; it was subsequently restored in August 2023. On September 23, 2024, Mr. Poirier resigned from his position as Chief Executive Officer and Chairman of the Board and was paid all amounts due under his Employment Agreement. Such amounts are included in the table above.

Employment Agreement with Christopher Lotz

Mr. Lotz is party to an Executive Employment Agreement dated February 1, 2017, as amended January 9, 2018 (the “Lotz Employment Agreement”). The Lotz Employment Agreement had an initial three-year term and was automatically renewed for successive one-year periods unless either party gave notice of nonrenewal at least 90 days before the end of such a one-year period.

Under the terms of the Lotz Employment Agreement, Mr. Lotz was entitled to an annual base salary of at least $225,000, was eligible to participate in the Company’s bonus plans, benefit programs and medical benefits, was eligible for certain event-based bonuses (including for “Liquidity Event” acquisition transactions), and is entitled to four weeks of vacation per year. If Mr. Lotz’s employment is terminated without Cause or he resigns for Good Reason (as such terms are defined in the Lotz Employment Agreement), and he provides a general release to the Company, he would be entitled to 180 days of salary continuation plus the cost of COBRA coverage continuation for such 180 day period. In May 2021, our board of directors and its compensation committee increased Mr. Lotz’s annual base salary to $300,000. On January 13, 2023, the Company’s board of directors, as part of certain cost-cutting measures, approved a temporary 20% reduction to the base salaries of all executive officers of the Company. Accordingly, on January 16, 2023, Mr. Lotz’s base salary was reduced to $240,000; it was subsequently restored in August 2023. On September 23, 2024, Mr. Lotz resigned from his position as Chief Financial Officer and was paid all amounts due under his Employment Agreement. Such amounts are included in the table above.

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

Outstanding Equity Awards at December 31, 2024

The following table presents the outstanding stock options and compensatory warrants held by each of the named executive officers as of December 31, 2024. There were no direct stock awards, restricted stock units or stock appreciation rights outstanding at December 31, 2024. All pre-2020 “option” awards shown were initially issued as Qualigen, Inc. Series C Warrants, and became warrants exercisable instead for our common stock (at an adjusted exercise price) upon the Reverse Recapitalization Transaction. The share numbers and exercise prices in the table below reflect the reverse stock split effected on November 5, 2024 (the “Reverse Stock Split”).

	Equity Awards
Name	Grant Date	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable	Exercise Price ($)	Expiration Date
Kevin Richardson II, Interim Chief Executive Officer, Chief Financial Officer and Director(1)	—	—	—	—	—

Michael Poirier, Former Chairman and Chief Executive Officer(2)	3/3/2015	44	—	1,270.25	3/2/2025
	9/22/2016	29	—	1,270.25	9/22/2026

Christopher Lotz, Former Chief Financial Officer(3)	3/3/2015	44	—	1,270.25	3/2/2025
	9/22/2016	7	—	1,270.25	9/22/2026

(1) No equity awards have been granted to Mr. Richardson.

(2) All of Mr. Poirier’s option grants under the 2020 Plan were forfeited on December 22, 2024.

(3) All of Mr. Lotz’s option grants under the 2020 Plan were forfeited on December 22, 2024.

Compensation of Directors

Beginning August 1, 2024, our independent directors were eligible to receive $60,000 in annual cash compensation. The Audit Committee chair was eligible to receive additional annual cash compensation of $8,000 and the other Board committee chairs were eligible to receive additional annual cash compensation of $8,000.

Prior to August 1, 2024, our non-employee directors were eligible to receive $35,000 in annual cash compensation. The Audit Committee chair was eligible to receive additional annual cash compensation of $15,000 and the other Board committee chairs were eligible to receive additional annual cash compensation of $10,000. Each non-chair member of each Board committee was eligible to receive additional annual cash compensation of $7,500 (Audit Committee) and $5,000 (other Committees). The amounts in the table below represent fees actually paid in cash during 2024 (except where noted) and include some fees earned in 2023.

Compensations paid to Mr. Richardson and Mr. Poirier are presented as part of the “Summary Compensation Table” above, rather than here.

Name of Director	Fees Paid in Cash ($)	Option Awards ($)	All other compensation ($)	Total ($)
Richard David(1)	10,000	—	6,940	16,940
Sidney Emery, Jr.(2)	10,000	—	8,260	18,260
Matthew Korenberg(3)	63,000	—	—	63,000
Kurt Kruger(4)	10,000	—	6,940	16,940
Ira Ritter(5)	10,000	—	4,300	14,300
Campbell Becher(6)	—	—	88,000	88,000
Braeden Lichti(7)	25,000	—	—	25,000
Robert B. Lim(8)	25,000	—	—	25,000
Cody Price(9)	25,000	—	—	25,000
Graydon Bensler(10)	—	—	—	—

of Director	Fees Paid in Cash ($)	Option Awards ($)	All other compensation ($)	Total ($)
Braeden Lichti
Robert B. Lim
Cody Price
Graydon Bensler

(1)	Dr. David’s tenure terminated on July 11, 2024. Other compensation consists of the fair market value on the issuance date of 746 reverse split adjusted shares of restricted common stock. The amounts shown are in full settlement of all remaining payment obligations due through his termination date.

(2)	Mr Emery’s tenure terminated on July 11, 2024. Other compensation consists of the fair market value on the issuance date of 888 reverse split adjusted shares of restricted common stock. The amounts shown are in full settlement of all remaining payment obligations due through his termination date.

(3)	Mr. Korenberg’s tenure terminated on November XX, 2024. As of December 31, 2024 he was due $63,000 in unpaid compensation, which was paid between January and May 2025.

(4)	Mr Kruger’s tenure terminated on July 11, 2024. Other compensation consists of the fair market value on the issuance date of 746 reverse split adjusted shares of restricted common stock. The amounts shown are in full settlement of all remaining payment obligations due through his termination date.

(5)	Mr. Ritter’s tenure terminated on July 11, 2024. Other compensation consists of the fair market value on the issuance date of 462 reverse split adjusted shares of restricted common stock. The amounts shown are in full settlement of all remaining payment obligations due through his termination date.

(6)	Mr. Becher’s tenure began on July 12, 2024. Other compensation consists of cash payments made pursuant to a consulting agreement. As of December 31, 2024 he was due $21,000 in unpaid earned compensation, which was paid between January and February 2025.

(7)	Mr. Lichti’s tenure began on October 8, 2024. As of December 31, 2024 he had been paid for all compensation earned.

(8)	Mr. Lim’s tenure began on July 12, 2024. As of December 31, 2024 he had been paid for all compensation earned.

(9)	Mr. Price’s tenure began on July 12, 2024. As of December 31, 2024 he had been paid for all compensation earned.

(10)	Mr. Bensler’s tenure began on November 13, 2024. As of December 31, 2024 he had been paid for all compensation earned.

Director Agreements

Graydon Bensler

We entered into a Board of Directors Agreement with Graydon Bensler (the “Bensler Director Agreement”) effective as of November 13, 2024. Pursuant to the Bensler Director Agreement, Mr. Bensler receives a cash retainer of $2,500 per month, paid quarterly in advance and the Board may adjust this amount based on the our financial position or committee service. Mr. Bensler is also eligible for equity awards pursuant to our policy and Compensation Committee approval. We will reimburse Mr. Graydon for reasonable business expenses incurred in connection with his Board service subject to our prior approval. We have executed a standard indemnification agreement with Mr. Bensler which provides directors’ and officers’ liability insurance coverage. Mr. Bensler has agreed not to engage in any competitive activities or accept any conflicting positions during his Board term without our prior consent. We may terminate the Bensler Director Agreement upon resignation, removal or expiration of his Board term. In addition, we entered into a proprietary information and confidentiality agreement with Mr. Bensler, in which Mr. Bensler is prohibited from disclosing any confidential information and is limited with regard to the use and disclosure of our proprietary information.

Braeden Lichti

We entered into a Board of Directors Agreement with Braeden Lichti (the “Lichti Director Agreement”) effective as of October 7, 2024. Pursuant to the Lichti Director Agreement, Mr. Lichti receives a cash retainer of $5,000 per month, paid quarterly in advance and the Board may adjust this amount based on our financial position or committee service. Mr. Lichti is also eligible for equity awards pursuant to our policy and Compensation Committee approval. We will reimburse Mr. Lichti for reasonable business expenses incurred in connection with his Board service subject to our prior approval. We have executed a standard indemnification agreement with Mr. Lichti which provides directors’ and officers’ liability insurance coverage. Mr. Lichti has agreed not to engage in any competitive activities or accept any conflicting positions during his Board term without our prior consent. We may terminate the Lichti Director Agreement upon resignation, removal or expiration of his Board term. In addition, we entered into a proprietary information and confidentiality agreement with Mr. Lichti, in which Mr. Lichti is prohibited from disclosing any confidential information and is limited with regard to the use and disclosure of our proprietary information.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 22, 2025 by:

●	our named executive officers;

●	our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days after May 22, 2025, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of beneficial ownership of our common stock is calculated based on an aggregate of 1,635,475 shares outstanding as of May 22, 2025.

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

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned

Five Percent Stockholders
(none)	—	—
Executive Officers, Directors and Director Nominees
Kevin Richardson	—	*	%
Campbell Becher	—	*	%
Braeden Lichti	—	—%
Robert B. Lim	—	*	%
Cody Price	—	*	%
Graydon Bensler	—	*	%

All current executive officers and directors as a group (6 persons)	—	—%

Equity Compensation Plan Information

The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,870	$1,948.41	13,244
Equity compensation plans not approved by stockholders(1)	1,862	$351.76	—
Total	3,732	$1,151.80	13,244

(1)	Consists of shares of common stock issuable upon the exercise of compensatory warrants granted to service providers.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee is responsible for reviewing, approving and overseeing any transaction between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners, and each of their respective immediate family members, where the amount involved exceeds the lesser of (i) $120,000 and (ii) 1% of the average of our total assets at year-end for the prior two fiscal years. Since January 1, 2023, there have been no such transactions except as described below.

2022 Convertible Debenture

On December 5, 2023, the Company and Alpha executed Amendment No. 1 to the 2022 Securities Purchase Agreement (the “SPA Amendment”), pursuant to which the Company and Alpha agreed to, among other things, reduce the Conversion Price of the 2022 Debenture from $66.00 per share to $36.50 per share and reduce the exercise price of the 2022 Warrant from $82.50 per share to $36.50 per share, in each case subject to certain adjustments. In addition, the SPA Amendment revised certain provisions of the 2022 Warrant to (i) limit the circumstances which would trigger a potential adjustment to the exercise price of the 2022 Warrant and (ii) clarify the treatment of the 2022 Warrant upon a Fundamental Transaction.

During the year ended December 31, 2023, the Company issued a total of (i) 16,834 shares of our common stock upon Alpha’s partial voluntary conversion of the 2022 Debenture at a conversion price of $66.00 per share, extinguishing a total of $1,111,078 principal, and (ii) 6,193 shares of common stock to Alpha in lieu of cash for monthly redemption payments totaling $220,000 due on the 2022 Debenture at a weighted average conversion price of $35.52 per share. During the year ended December 31, 2023, the Company paid monthly redemption payments of $550,000 in cash.

On February 27, 2024, in connection with the issuance of an additional warrant to Alpha with an exercise price of $13.00 per share, and pursuant to certain antidilution provisions in the 2022 Debenture, the Conversion Price of the 2022 Debenture was reduced from $36.50 per share to $13.00 per share.

During the year ended December 31, 2024, the Company issued a total of 45,496 shares of common stock to Alpha in lieu of cash for monthly redemption payments totaling $660,000 due on the 2022 Debenture at a weighted average conversion price of $14.51 per share. No redemption payments were paid in cash during the year ended December 31, 2024.

In June and July 2024, Alpha voluntarily converted the aggregate remaining principal of the 2022 Debenture of $758,922. As a result of such voluntary conversions, the Company issued a total of 58,378 shares of common stock at a weighted average conversion price of $13.00. As of December 31, 2024, there were no amounts outstanding under the 2022 Debenture.

2024 Convertible Debenture

On February 27, 2024, pursuant to a Securities Purchase Agreement executed with Alpha on February 27, 2024 (the “2024 Securities Purchase Agreement”) we issued to Alpha an 8% Convertible Debenture (the “2024 Alpha Debenture”) with a principal amount of $550,000, for a gross purchase price of $500,000 less expenses. The 2024 Alpha Debenture carried a maturity date of December 31, 2024 and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at a conversion price initially equal to $30.56 per share, subject to adjustment as described in the 2024 Alpha Debenture. Upon the closing of the public offering on September 6, 2024 per the terms of the antidilution provisions in the 2024 Debenture, the conversion price of the 2024 Alpha Debenture was reduced from $30.56 to $6.50 per share. The 2024 Alpha Debenture accrued interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Alpha a noncompensatory equity  classified 5-year common stock purchase warrant (the “2024 Alpha Warrant”) to purchase 18,001 shares of our common stock at an exercise price initially equal to $13.00 per share, which may be exercised in whole or in part, at any time before February 27, 2029. On September 6, 2024 as a result of the down-round provision triggered by shares sold in the public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares with a fair value of $14,997) was reclassified to liabilities. Shareholder approval was subsequently obtained on October 25, 2024, and as of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and, accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

Pursuant to the 2024 Securities Purchase Agreement, we also granted to Alpha an option (the “Option”), exercisable until July 1, 2024, to purchase from us an additional 8% Convertible Debentures, of like tenor, with a face amount of up to $1.1 million (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 36,001 additional warrants), for a purchase price of $1.0 million.

On September 9, 2024, we issued 7,842 shares of common stock upon Alpha’s partial voluntary conversion of the 2024 Alpha Debenture at a conversion price of $6.50 per share for a total of $50,979 in principal.

On November 20, 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, the Company used $530,839 of the proceeds to repay the outstanding principal and accrued interest on the Alpha Debenture, in full settlement of the obligation. As of December 31, 2024, there were no amounts outstanding under the 2024 Alpha Debenture.

2024 Additional Convertible Debenture

In April 2024, Alpha assigned the Option to Yi Hua Chen (“Chen”) and Chen exercised the option in full, in exchange for $1,000,000, less expenses, we issued to Chen an 8% Convertible Debenture (the “2024 Chen Debenture”) with a principal amount of $1,100,000. The 2024 Chen Debenture carried a maturity date of December 31, 2024 and was convertible, at any time, and from time to time, at Chen’s option, into shares of common stock of the Company at a conversion price initially equal to $30.56 per share, subject to adjustment as described in the 2024 Chen Debenture. Upon the closing of the public offering on September 6, 2024, per the terms of the antidilution provision, the conversion price of the 2024 Chen Debenture was reduced from $30.56 to $6.50 per share. The 2024 Chen Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Chen a 5-year liability classified common stock purchase warrant (the “2024 Chen Warrant”) to purchase 36,001 shares of our common stock at an exercise price initially equal to $13.00 per share, exercisable until February 27, 2029. On September 6, 2024, as a result of a down-round provision triggered by shares sold in the public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50 per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

On November 20, 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, on November 18, 2024, the Company and Chen executed an Exchange Agreement (the “Exchange Agreement”), agreeing to convert all outstanding principal and accrued interest on the 2024 Chen Debenture as of November 20, 2024, totaling approximately $1,154,000, in exchange for 1,154 shares of newly designated Series A-2 Preferred Stock, in full settlement of the Company’s obligations with respect to the Chen Debenture. As of December 31, 2024, there were no amounts outstanding under the 2024 Chen Debenture.

Director and Former Officer Agreements

Graydon Bensler

We entered into a Board of Directors Agreement with Graydon Bensler (the “Bensler Director Agreement”) effective as of November 13, 2024. Pursuant to the Bensler Director Agreement, Mr. Bensler receives a cash retainer of $2,500 per month, paid quarterly in advance and the Board may adjust this amount based on the our financial position or committee service. Mr. Bensler is also eligible for equity awards pursuant to our policy and Compensation Committee approval. We will reimburse Mr. Graydon for reasonable business expenses incurred in connection with his Board service subject to our prior approval. We have executed a standard indemnification agreement with Mr. Bensler which provides directors’ and officers’ liability insurance coverage. Mr. Bensler has agreed not to engage in any competitive activities or accept any conflicting positions during his Board term without our prior consent. We may terminate the Bensler Director Agreement upon resignation, removal or expiration of his Board term. In addition, we entered into a proprietary information and confidentiality agreement with Mr. Bensler, in which Mr. Bensler is prohibited from disclosing any confidential information and is limited with regard to the use and disclosure of our proprietary information.

Braeden Lichti

We entered into a Board of Directors Agreement with Braeden Lichti (the “Lichti Director Agreement”) effective as of October 7, 2024. Pursuant to the Lichti Director Agreement, Mr. Lichti receives a cash retainer of $5,000 per month, paid quarterly in advance and the Board may adjust this amount based on our financial position or committee service. Mr. Lichti is also eligible for equity awards pursuant to our policy and Compensation Committee approval. We will reimburse Mr. Lichti for reasonable business expenses incurred in connection with his Board service subject to our prior approval. We have executed a standard indemnification agreement with Mr. Lichti which provides directors’ and officers’ liability insurance coverage. Mr. Lichti has agreed not to engage in any competitive activities or accept any conflicting positions during his Board term without our prior consent. We may terminate the Lichti Director Agreement upon resignation, removal or expiration of his Board term. In addition, we entered into a proprietary information and confidentiality agreement with Mr. Lichti, in which Mr. Lichti is prohibited from disclosing any confidential information and is limited with regard to the use and disclosure of our proprietary information.

Christopher Lotz

We entered into a Consulting Agreement with Christopher Lotz (the “Lotz Consulting Agreement”) effective as of October 8, 2024 for a period of six months. During this six-month period, as well as during any continued engagement thereafter, the Company or Mr. Lotz may terminate the engagement at any time by providing written notice. Pursuant to the Lotz Consulting Agreement, Mr. Lotz is prohibited from disclosing any confidential information and is limited with regard to the use and disclosure of our proprietary information. Fees earned and paid pursuant to this agreement during the year ended December 31, 2024 are disclosed in Item 11. Executive Compensation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our former independent auditor Baker Tilly US, LLP billed an aggregate of $748,657 for the fiscal year ended December 31, 2024, for professional services rendered for the audit of our 2023 annual financial statements and review of the financial statements included in our quarterly reports. On July 11, 2024, the Company dismissed Baker Tilly US, LLP as the Company’s independent public accountants and engaged WithumSmith+Brown, PC (“Withum”).

During the year ended 2024 and for the period from June 1, 2018 until July 11, 2024, we engaged Baker Tilly US, LLP as our independent registered accounting firm. On July 11, 2024, we appointed Withum to serve as our independent auditor. Our independent auditor billed an aggregate of $568,202 through December 31, 2024 for professional services rendered for the audit of our 2024 annual financial statements. We incurred fees from both Baker Tilly US, LLP as well as Withum for the years ended December 31, 2024 and 2023, as discussed below:

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees	$568,202	$—
Audit-Related Fees (1)	$81,000	$748,657
Tax Fees	$—	$18,789
All Other Fees	$9,500	$—
Total	$658,702	$767,446

(1)	Audit fees consisted of fees for audit work performed in the audit of financial statements, as well as fees for quarterly reviews and registration statements.

(2)	These fees were incurred for professional services rendered in connection with tax compliance, tax advice, and tax planning. These services included income tax compliance and related tax services.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. All Financial Statements.

The following documents are included in Part II, Item 8 of this Annual Report and are incorporated by reference herein:

2. Financial Statement Schedules.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

3. Exhibits.

See exhibits listed under Part (b) below.

(b) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement dated July 20, 2023 with Chembio Diagnostics, Inc., Biosynex, S.A. and Qualigen, Inc.	8-K	001-37428	2.1	7/26/2023

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 29, 2020	8-K	001-37428	3.1	5/29/2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.4	5/29/2020

3.8	Amended and Restated Bylaws of the Company, as of August 10, 2021	8-K	001-37428	3.1	8/13/2021

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 21, 2022	8-K	001-37428	3.1	11/22/2022

4.1	Description of Common Stock	10-K/A	001-37428	4.9	7/7/2023

10.1	Warrant, issued by the Company in favor of Alpha Capital Anstalt, dated May 22, 2020	8-K	001-37428	10.13	5/29/2020

10.2	Form of Warrant, issued by the Company in favor of GreenBlock Capital LLC and its designees, dated May 22, 2020 [post-Merger]	8-K	001-37428	10.10	5/29/2020

10.3	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated July 10, 2020	8-K	001-37428	10.2	7/10/2020

10.4	Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated August 4, 2020	8-K	001-37428	10.3	8/4/2020

10.5	“Two-Year” Common Stock Purchase Warrant for 1,348,314 shares in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.3	12/18/2020

10.6	“Deferred” Common Stock Purchase Warrant in favor of Alpha Capital Anstalt, dated December 18, 2020	8-K	001-37428	10.4	12/18/2020

10.7	Form of liability classified Warrant to Purchase Common Stock	10-K	001-37428	4.13	3/31/2021

10.8	Form of “service provider” compensatory equity classified Warrant	10-K	001-37428	4.14	3/31/2021

10.9	Amended and Restated Common Stock Purchase Warrant to GreenBlock Capital LLC, dated April 25, 2022	10-Q	001-37428	4.15	5/13/2022

10.10	Amended and Restated Common Stock Purchase Warrant to Christopher Nelson, dated April 25, 2022	10-Q	001-37428	4.16	5/13/2022

10.11	Common Stock Purchase Warrant for 2,500,000 shares in favor of Alpha Capital Anstalt, dated December 22, 2022	8-K	001-37428	4.1	12/22/2022

10.12+	Executive Employment Agreement, by and between Qualigen, Inc. and Michael Poirier, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.1	5/29/2020

10.13+	Executive Employment Agreement, by and between Qualigen, Inc. and Christopher Lotz, dated as of February 1, 2017 and as amended on January 9, 2018	8-K	001-37428	10.2	5/29/2020

10.14+	2020 Stock Equity Incentive Plan	8-K	001-37428	10.20	5/29/2020

10.15+	Standard template of Stock Option Agreement for use under 2020 Stock Incentive Plan	8-K	001-37428	10.1	6/11/2020

10.16	Exclusive License Agreement (RAS) between the Company and University of Louisville Research Foundation, Inc., dated as of July 17, 2020	8-K	001-37428	10.4	8/4/2020

10.17	Amendment 1 to the Exclusive License Agreement (RAS), by and between Qualigen, Inc. and University of Louisville Research Foundation, Inc., dated March 16, 2021	10-K	001-37428	10.11	5/2/2023

10.18	Novation Agreement (RAS) among the Company, Qualigen, Inc. and University of Louisville Research Foundation, Inc. dated January 30, 2021	10-Q	001-37428	10.1	5/14/2021

10.19+	Hire offer letter from the Company to Tariq Arshad, dated April 22, 2021	10-Q	001-37428	10.1	8/16/2021

10.20	License Agreement with UCL Business Limited dated January 12, 2022	10-K	001-37428	10.55	3/31/2022

10.21	First Deed of Variation to License Agreement with UCL Business Limited dated March 30, 2022	10-K	001-37428	10.21	5/2/2023

10.22	Series B Preferred Share Purchase Agreement between the Company and NanoSynex Ltd. dated April 29, 2022	10-Q	001-37428	10.1	5/13/2022

10.23	Share Purchase Agreement between the Company and Alpha Capital Anstalt dated April 29, 2022	10-Q	001-37428	10.2	5/13/2022

10.24	Master Agreement for the Operational and Technological Funding of NanoSynex between Qualigen Therapeutics, Inc. and NanoSynex Ltd., dated May 26, 2022	8-K	001-37428	10.1	6/2/2022

10.25+	Qualigen Therapeutics, Inc. 2022 Employee Stock Purchase Plan	10-Q	001-37428	10.1	11/14/2022

10.26+	Amendment No. 2 to the 2020 Stock Incentive Plan of Qualigen Therapeutics, Inc.	8-K	001-37428	10.1	11/22/2022

10.27+	Amendment No. 1 to the 2022 Employee Stock Purchase Plan of Qualigen Therapeutics, Inc.	8-K	001-37428	10.2	11/22/2022

10.28	Securities Purchase Agreement, dated December 21, 2022, by and between Qualigen Therapeutics, Inc. and Alpha Capital Anstalt	8-K	001-37428	10.1	12/22/2022

10.29	8% Senior Convertible Debenture Due December 22, 2025 in favor of Alpha Capital Anstalt	8-K	001-37428	10.2	12/22/2022

10.30	Registration Rights Agreement, dated December 22, 2022, by and between Qualigen Therapeutics, Inc. and Alpha Capital Anstalt	8-K	001-37428	10.3	12/22/2022

10.31+	Letter to Michael Poirier, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.31	5/2/2023

10.32+	Letter to Amy Broidrick, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.32	5/2/2023

10.33+	Letter to Tariq Arshad, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.33	5/2/2023

10.34	Amendment No. 1 with regard to Securities Purchase Agreement dated December 5, 2023 with Alpha Capital Anstalt	8-K	001-37428	10.1	12/7/2023

10.35	Amendment and Settlement Agreement dated July 19, 2023 with NanoSynex, Ltd.	8-K	001-37428	10.1	7/26/2023

10.36+	Separation Agreement and General Release dated June 20, 2023 with Amy Broidrick	10-Q	001-37428	10.1	8/14/2023

14.1	Code of Business Conduct and Ethics	8-K	001-37428	14.1	5/29/2020

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1*	Consent of WithumSmith+Brown, PC independent registered public accounting firm

23.2*	Consent of Baker Tilly US, LLP independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

31.1*	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy	10-K	001-37428	97.1	4/8/2024

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Qualigen Therapeutics, Inc.

	By:	/s/ Kevin Richardson II
	Name:	Kevin Richardson II
	Title:	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer)

Date: June 30, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kevin Richardson II, and each of them individually, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Richardson II	Interim Chief Executive Officer, Chief Financial Officer and Director	June 30, 2025
Kevin Richardson II	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Campbell Becher	President and Director	June 30, 2025
Campbell Becher

/s/ Braeden Lichti	Independent Director	June 30, 2025
Braeden Lichti

/s/ Robert B. Lim	Independent Director	June 30, 2025
Robert B. Lim

/s/ Cody Price	Independent Director	June 30, 2025
Cody Price

/s/ Graydon Bensler	Independent Director	June 30, 2025
Graydon Bensler

