Form 10-Q
period 2025-03-31
Qualigen Therapeutics, Inc.
filed 2025-07-21
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

☐ Yes ☒ No

As of July 18, 2025, there were 1,635,475 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$30,210	$1,174,608
Prepaid expenses and other current assets	565,765	1,499,219
Short-term notes receivable, net of allowance for credit losses of $557,000 at March 31, 2025 and $360,000 at December 31, 2024	2,229,563	2,010,692
Other current assets	20,000	—
Total current assets	2,845,538	4,684,519
Other assets	2,000	2,000
Total Assets	$2,847,538	$4,686,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,530,735	$1,568,065
Accrued expenses and other current liabilities	210,104	170,243
Warrant liabilities	229,950	269,175
Promissory notes, net of accrued penalty of $73,615 at March 31, 2025 and $- at December 31, 2024	843,615	—
Total current liabilities	2,814,404	2,007,483
Commitments and Contingencies (Note 10)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 15,000,000 shares authorized; 3,021 and 6,256 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$2,823,094	$5,716,400
Common stock, $0.001 par value; 225,000,000 shares authorized; 1,625,310 and 736,431 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	66,203	65,314
Additional paid-in capital	122,851,582	119,958,897
Accumulated deficit	(125,707,745)	(123,061,575)
Total Stockholders’ Equity	33,134	2,679,036
Total Liabilities & Stockholders’ Equity	$2,847,538	$4,686,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
EXPENSES
General and administrative	$2,494,532	$1,057,364
Research and development	33,167	364,385
Credit loss expense - short-term note receivable	197,000
Total expenses	2,724,699	1,421,749

LOSS FROM OPERATIONS	(2,724,699)	(1,421,749)

OTHER EXPENSE (INCOME), NET
(Gain) loss on change in fair value of warrant liabilities	(39,224)	133,300
Gain on change in fair value of derivative liabilities	—	(164,497)
Interest expense	73,615	136,556
Interest income	(112,953)	(1,619)
Loss on issuance of convertible debt	—	358,279
Loss on monthly redemptions of convertible debt into common stock	—	147,197
Total other expense (income), net	(78,562)	609,216

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,646,137)	(2,030,965)

(BENEFIT) PROVISION FOR INCOME TAXES	35	1,786

NET LOSS FROM CONTINUING OPERATIONS	(2,646,172)	(2,032,751)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	—
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	—

NET LOSS	(2,646,172)	(2,032,751)

Deemed dividend arising from warrant down-round provision	$—	$(60,017)

Net loss attributable to Qualigen Therapeutics, Inc	$(2,646,172)	$(2,092,768)

Total net loss per common share, basic and diluted	$(1.82)	$(17.60)
Weighted-average number of shares outstanding, basic and diluted (after stock split)	1,456,714	118,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A-2
	Convertible						Total
	Preferred Stock		Common Stock		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2024	6,256	$5,716,400	736,431	$65,314	$119,958,897	$(123,061,575)	$2,679,036
Issuance of common stock for the conversion of Series A-2 preferred shares	(3,236)	(2,893,306)	888,879	889	2,892,417	—	—
Stock-based compensation	—	—	—	—	269	—	269
Net loss	—	—	—	—	—	(2,646,172)	(2,646,172)
Balance at March 31, 2025	3,021	$2,823,094	1,625,310	$66,203	$122,851,583	(125,707,745)	$33,134

	Series A-2
	Convertible						Total
	Preferred Stock		Common Stock		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2023	—	$—	107,243	$43,262	$114,655,565	$(116,802,384)	$(2,103,557)
Monthly redemptions of convertible debt into common stock	—	—	22,771	1,138	545,094	—	546,232
Fair value of warrant modification for professional services	—	—	—	—	9,737	—	9,737
Stock-based compensation	—	—	—	—	58,651	—	58,651
Net loss	—	—	—	—	—	(2,032,751)	(2,032,751)
Balance at March 31, 2024 (after stock split)	—	$—	130,014	$44,400	$115,269,047	$(118,835,135)	$(3,521,688)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,646,172)	$(2,032,751)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock-based compensation	269	58,651
Change in fair value of warrant liabilities	(39,225)	133,300
Provision for credit losses of short-term note receivable	197,000	—
Accrued interest on short-term note receivable	(110,871)	—
Loss on monthly redemptions of convertible debt into common stock	—	147,197
Accretion of discount on convertible debt	—	103,653
Loss on issuance of convertible debt	—	358,279
Gain on change in fair value of derivative liabilities	—	(164,497)
Amortization of accrued penalty on notes payable	73,615	—
Fair value of warrant modification for professional services	—	9,737

Changes in operating assets and liabilities:
Prepaid expenses and other assets	913,454	721,451
Accounts payable	(37,330)	(421,649)
Accrued expenses and other current liabilities	59,861	303,043
Net cash used in operating activities	(1,589,396)	(783,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of short-term note receivable	(305,000)	—
Net cash used in investing activities	(305,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes payable	—	475,000
Proceeds from issuance of short term debt	750,000	—
Net cash provided by financing activities - continuing operations	750,000	475,000
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	750,000	475,000

Net change in cash and cash equivalents	(1,144,396)	(308,586)
Cash and cash equivalents from - beginning of period	1,174,608	401,803
Cash and cash equivalents from - end of period	$30,210	$93,217

NONCASH FINANCING AND INVESTING ACTIVITIES:
Monthly redemption of convertible debt into common stock	$—	546,232
Issuance of common stock for the conversion of Series A-2 preferred shares	$2,893,306	$—
Deemed dividend arising from warrant down-round provision	$—	$60,017

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

In 2022, the Company acquired a 52.8% interest in NanoSynex, Ltd. (“NanoSynex”). In 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex (the “NanoSynex Amendment”), which resulted in the Company losing its controlling interest in NanoSynex. (see Note 5 -Discontinued Operations).

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its former wholly-owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. In general, the functional currency of the Company and its subsidiaries is the U.S. dollar. For NanoSynex, the functional currency was the local currency, New Israeli Shekels (NIS). As there were no transactions between the Company and Nanosynex during 2025 or 2024, there was no activity required to reflect the assets and liabilities for NanoSynex translated into U.S. dollars, with the effects of foreign currency translation adjustments reflected as a component of accumulated other comprehensive loss within the Company’s condensed consolidated statements of changes in stockholders’ equity (deficit).

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

The Company maintains the majority of its cash in government money market mutual funds and in accounts at banking institutions in the U.S. that are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of amounts held in excess of such insurance limitations. As of March 31, 2025, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Segment Reporting

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, as of January 1, 2024. Operating segments are identified as components of an enterprise about which separate discrete financial information is regularly reviewed for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating primarily within the United States (and in Israel prior to the NanoSynex deconsolidation). The Company is an early stage clinical therapeutics company focused on developing treatments for adult and pediatric cancer. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its products. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net loss that also is reported on the consolidated statements of operations as net loss, and consolidated cash used in operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statement of operations, and expenses are not regularly provided to or reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

General and Administrative Expenses

Beginning in December 2024, the Company engaged IR Agency LLC to provide marketing and advertising services to communicate information about the Company to the investment community. During the three months ended March 31, 2025, expenses related to the work performed by IR Agency LLC totaled to $1.4 million, or roughly 51% of operating expenses for that period. The Company deemed this expense necessary to raise additional funding which would provide liquidity to the Company for business operations. This expense is not anticipated to be recurring in future periods.

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

Accounting Standards

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

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of March 31, 2025, the Company had approximately $30,000 in cash and an accumulated deficit of $125.7 million. For the three months ended March 31, 2025 and year ended December 31, 2024, the Company used cash of $1.6 million and $6.3 million, respectively, in operations.

From January to June 2025, the Company borrowed a total of $3,515,000 from nine investors as short-term borrowings, each due within six months after the date of borrowing. Additionally, in July 2025, the Company plans to close a private placement transaction to raise additional funds through the sale of equity. The Company expects these proceeds to provide liquidity for the company through calendar year end.

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

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Prepaid consulting	$288,318	$1,241,537
Prepaid insurance	163,975	226,482
Prepaid legal	60,285	—
Other current assets	53,187	31,200
	$565,765	$1,499,219

NOTE 4 — SHORT-TERM NOTE RECEIVABLE

Short-term note receivable consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Short-term note receivable - Marizyme	$2,786,563	$2,370,692
Less allowance for credit losses	(557,000)	(360,000)
	$2,229,563	$2,010,692

Allowance for credit losses consisted of the following at March 31, 2025 and December 31, 2024

March 31,
2025
Beginning Balance	$(360,000)
Current period provision for expected credit losses	(197,000)
Ending Balance	$(557,000)

During the three months ended March 31, 2025, the Company advanced to Marizyme, Inc., $305,000, against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). As of March 31, 2025, accrued interest related to the Marizyme Notes was $224,163. Of this amount, $110,871 was recorded in the period ended March 31, 2025 and was recognized in other income in the consolidated statement of operations, and the total is included in short-term notes receivable on the consolidated balance sheet. As of December 31, 2024 there was $2,257,400 due to the Company under the Marizyme Notes, as well as $113,292 of accrued interest.

The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the CECLmodel, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and the Company’s expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of March 31, 2025, the estimate for expected credit losses on the Marizyme Notes is $557,000. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

The Company is also party to a Co-Development Agreement with Marizyme (see Note 11 - Research and License Agreements).

NOTE 5 — DISCONTINUED OPERATIONS

On July 20, 2023, the Company completed the sale of Qualigen, Inc., its formerly wholly-owned subsidiary, to Chembio Diagnostics, Inc. for net cash consideration of $5.4 million, of which $4.9 million was received during the year ended December 31, 2023, and $450,000 was being held in escrow until January 20, 2025 to satisfy certain Company indemnification obligations. On June 4, 2024, the escrow account was settled early by mutual agreement of the Company and the buyer resulting in cash proceeds to the Company of $350,000 and a loss on disposal of discontinued operations of $100,000 for the year ended December 31, 2024. There was no   activity related to Qualigen, Inc. during the three months ended March 31, 2025 and 2024.

There were no assets and liabilities remaining related to Qualigen, Inc. as of March 31, 2025 or December 31, 2024.

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at March 31, 2025 and December 31, 2024:

	March 31	December 31,
	2025	2024
Board compensation	$59,000	$—
License fees	14,610	14,427
Professional fees	90,002	109,324
Vacation	46,492	46,492
	$210,104	$170,243

NOTE 7 — WARRANT LIABILITIES

On November 20, 2024, the Company closed its private placement transaction resulting in the issuance of newly designated Series A-2 Preferred Stock (see Note 12 – Stockholders Equity). As a result of the issuance of a new class of voting securities, the Company evaluated its equity classified warrants’ respective terms, and concluded that warrants for 68,712 common shares with a weighted average exercise price of $2.00 were required to be reclassified to liabilities, including pre-funded warrants with an exercise price of $0.05 per share. The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. At March 31, 2025, pre-funded warrants for 51,199 common shares remained outstanding.   During the three months ended March 31, 2025 the Company recorded a gain on change in fair value of warrant liabilities of $39,224 for these warrants. At March 31, 2025 and December 31, 2024, the fair value of these warrants was $229,950 and $269,175, respectively.

In 2004, the Company issued warrants to various investors and brokers for the purchase of Series C preferred stock in connection with a private placement (the “Series C Warrants”). The Series C Warrants were subsequently extended and, upon closing of the reverse recapitalization transaction with Ritter, exchanged for warrants to purchase common stock of the Company. On February 27, 2024, these Series C Warrants were repriced as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debentures described below, from an exercise price of $36.50 per share to an exercise price of $13.00 per share, with 16,473 additional ratchet Series C Warrants issued, resulting in 25,586 Series C Warrants outstanding on March 31, 2024, which expired on June 26, 2024. During the three months ended March 31, 2024, the Company recorded a loss on change in fair value of warrant liabilities of $133,000 for these warrants. At March 31, 2025 and December 31, 2024 the fair value of these warrants was $0.

The following table summarizes the activity in liability classified warrants for the three months ended March 31, 2025:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2024	68,712	$2.00	$0.05 - $7.80	4.32	*
Granted	—	—	—	—
Exercised	—	—	—	—
Reclassified from equity	—	—	—	—
Reclassified to equity	—	—	—	—
Expired	—	—	—	—
Total outstanding – March 31, 2025	68,712	$2.00	$0.05 - $7.80	4.07	*
Exercisable	68,712	$2.00	$0.05 - $7.80	4.07	*

*	excludes 51,199 pre-funded warrants which have no expiration date.

The following table summarizes the activity in liability classified warrants for the three months ended March 31, 2024:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2023	9,113	$36.50	$36.50 - $36.50	0.49
Granted	16,473	$13.00	$13.00 - $13.00	—
Exercised	—	—	—	—
Reclassified from equity	—	—	—	—
Reclassified to equity	—	—	—	—
Expired	—	—	—	—
Total outstanding – March 31, 2024	25,586	$13.00	$13.00 - $13.00	0.24

The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of March 31, 2025:

Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant Liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2024	$—	$—	$269,175	$269,175
Granted	—	—	—	—
Exercised	—	—	—	—
Gain on change in fair value of warrant liabilities	—	—	(39,224)	(39,224)
Balance as of March 31, 2025	$—	$—	$229,951	$229,951

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

During the three months ended March 31, 2025, there were no warrants reclassified from equity to liabilities. There were no transfers of financial assets or liabilities between category levels for the three months ended March 31, 2025 and 2024.

The value of the warrant liabilities was based on a valuation received from an independent valuation firm determined using the Black-Scholes Model at March 31, 2025, and a Monte-Carlo simulation at March 31, 2024. For volatility, the Company considers comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants and transitions to its own volatility as the Company develops sufficient appropriate history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Any significant changes in the inputs may result in significantly higher or lower fair value measurements.

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
	Range	Weighted Average	Actual
Risk-free interest rate	3.96% — 4.35%	4.0%	5.32%
Expected volatility (peer group)	117.5% — 133.5%	133.0%	64.7%
Term of warrants (years)	0.14 — 4.44	4.32	0.24
Expected dividend yield	0.00%	0.00%	0.00%

NOTE 8 — CONVERTIBLE DEBT AND SHORT TERM DEBT

2022 Convertible Debenture (Related party)

On December 22, 2022, the Company issued to Alpha an 8% Senior Convertible Debenture in the aggregate principal amount of $3,300,000 for a purchase price of $3,000,000 pursuant to the terms of a Securities Purchase Agreement, dated December 21, 2022 (the “2022 Securities Purchase Agreement”). The 2022 Debenture carried a maturity date of December 22, 2025 and was convertible, at any time, at Alpha’s option, into shares of the Company’s common stock (the “Conversion Shares”), at a price initially equal to $66.00 per share, subject to adjustment as described in the 2022 Debenture and other terms and conditions described in the 2022 Debenture. On July 13, 2023, the Company obtained stockholder approval, for purposes of complying with Nasdaq Listing Rule 5635(d), for the issuance to Alpha of more than 20% of our issued and outstanding shares of common stock pursuant to the terms and conditions of the 2022 Debenture, and the common stock purchase warrant dated December 22, 2022 issued by us to Alpha.

Commencing June 1, 2023 the Company was required to redeem $110,000 monthly, plus accrued and unpaid interest in cash, or, subject to the Equity Conditions (as defined in the 2022 Debenture) having been satisfied or waived, in shares of our common stock, based on a conversion price equal to the lesser of (i) the then-effective conversion price of the 2022 Debenture and (ii) 85% of the average of the VWAPs (as defined in the 2022 Debenture) for the five consecutive trading days ending on the trading day immediately before the applicable monthly redemption date. The 2022 Debenture accrued interest at the rate of 8% per annum beginning on December 1, 2023, and was payable on a monthly or quarterly basis in cash or, subject to the Equity Conditions having been satisfied or waived, shares or a combination thereof at our option.

In December 2022, pursuant to the terms of the 2022 Securities Purchase Agreement, the Company entered into a registration rights agreement with Alpha (the “Registration Rights Agreement”), pursuant to which the Company agreed to file one or more registration statements, as necessary, and to the extent permissible, to register under the Securities Act the resale of the remaining shares (underlying the 2022 Debenture and the 2022 Warrant) not otherwise registered under the Company’s registration statement on Form S-3 (File No. 333-266430). The Company filed a resale registration statement on Form S-3 pursuant to the requirements of the Registration Rights Agreement on December 2022 (File Number 333-269088), which registration statement was declared effective by the SEC on January 5, 2023. On September 1, 2023, the Company filed a Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-269088), which Post-Effective Amendment was declared effective by the SEC on September 7, 2023. On May 1, 2024, the Company filed a Post-Effective Amendment No. 2 to Form S-1 on Form S-3 (File No. 333-269088), which Post-Effective Amendment was declared effective by the SEC on May 2, 2024.

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

2024 Alpha Debenture (Related party)

On February 27, 2024, pursuant to a Securities Purchase Agreement executed with Alpha on February 27, 2024 the “2024 Securities Purchase Agreement, the Company issued to Alpha an 8% Convertible Debenture (the “2024 Alpha Debenture”) with a principal amount of $550,000, for a gross purchase price of $500,000 less expenses. The 2024 Alpha Debenture carries a maturity date of December 31, 2024 and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at $30.56 per share, subject to adjustment as described in the 2024 Alpha Debenture. Upon the closing of the public offering on September 6, 2024 per the terms of the antidilution provision, the conversion price of the 2024 Alpha Debenture was reduced from $30.56 to $6.50 per share. The 2024 Alpha Debenture accrued interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, the Company also issued to Alpha a noncompensatory equity classified 5-year common stock purchase warrant (the “2024 Alpha Warrant”) to purchase 18,001 shares of our common stock at an exercise price initially equal to $13.00 per share (see Note 12 - Stockholders Equity).

Pursuant to the 2024 Securities Purchase Agreement, the Company also granted to Alpha an option, exercisable until July 1, 2024, to purchase from us an additional 8% Convertible Debentures, of like tenor, with face amounts of up to an aggregate of $1.1 million (and with a proportional number of accompanying common stock warrants of like tenor, up to a total of 36,001 additional warrants) for a purchase price of $1.0 million.

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

During the three months ending March 31, 2024 in connection with the 2024 Alpha Debenture, the Company recorded initial derivative liabilities with a fair value of $858,279, and recorded interest expense of $64,673 in other expenses in the condensed consolidated statements of operations related to the 2024 Alpha Debenture. The Securities Purchase Agreement related to the issuance of 2024 Alpha Debenture resulted in down-round provisions of various warrants being triggered which resulted in reductions of the exercise price of these warrants from $0.73 per share to $0.26 per share.

As of March 31, 2024, the fair value of derivative liabilities related to the 2024 Alpha Debenture was $693,782.

On November 20, 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, the Company repaid the outstanding principal and accrued interest on the Alpha Debenture, in full settlement of the obligation. As of December 31, 2024, there were no amounts outstanding under the 2024 Alpha Debenture.

2024 Convertible Debenture

In April 2024, Alpha assigned the Option to Yi Hua Chen (“Chen”) and Chen exercised the option in full, in exchange for $1,000,000, less expenses, the Company issued to Chen an 8% Convertible Debenture (the “2024 Chen Debenture”) with a principal amount of $1,100,000. In connection with this issuance, the Company also issued to Chen a 5-year liability classified common stock purchase warrant to purchase 36,001 shares of our common stock with a current exercise price of $6.50 per share (see Note 7 - Warrant Liabilities).

In November 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, the Company and Chen executed an Exchange Agreement (the “Exchange Agreement”), agreeing to convert all outstanding principal and accrued interest on the 2024 Chen Debenture totaling approximately $1,154,000, in exchange for 1,154 shares of newly designated Series A-2 Preferred Stock, in full settlement of the Company’s obligations with respect to the Chen Debenture. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the 2024 Chen Debenture.

Short-Term Promissory Notes

During the three months ended March 31, 2025 the Company issued short term notes payable totaling $0.8 million for total net proceeds of $0.8 million. The notes are unsecured with a maturity date six months from the original issuance, and include a provision for a penalty in case of default totaling $0.3 million.

The Penalty would only be triggered upon nonpayment by the Company upon the Maturity Date. Therefore, the Company views the Penalty to be a contingent fee which would only be triggered upon the occurrence of non-payment. Under ASC 450-20, the Penalty should be viewed as a potential loss contingency which would require payment if the Company does not have the ability to repay the Note at the Maturity Date. As the Company’s financial position at March 31, 2025 is insufficient to pay the principal owed and future cash flows through fundraising are not guaranteed, the Company will accrue a liability for the Penalty through the Maturity Date. The difference between the face value of the note and the ultimate expected repayment will be treated as interest.

Promissory notes consisted of the following at March 31, 2025:

March 31,
2025
Promissory notes	$770,000
Accrued penalty	73,615
$843,615

Interest expense was $74,000 for the three months ended March 31, 2025.

There were no short term notes payable outstanding at December 31, 2024.

NOTE 9 — EARNINGS (LOSS) PER SHARE

Basic loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding plus unexercised pre-funded warrants. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from preferred stock, convertible debt, stock options and warrants.

These potentially dilutive securities have been excluded from diluted net loss per share as of March 31, 2025 and 2024 because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Net loss used for basic earnings per share	$(2,646,172)	$(2,092,768)
Basic weighted-average common shares outstanding	1,456,714	118,876
Dilutive potential shares issuable from preferred stock, convertible debt, stock options and warrants	—	—
Diluted weighted-average common shares outstanding	1,456,714	118,876

The following potentially dilutive securities have been excluded from diluted net loss per share as of March 31, 2025 and 2024 because their effect would be anti-dilutive:

	As of March 31,
	2025	2024
Shares of common stock subject to outstanding options	1,570	7,978
Shares of common stock subject to outstanding warrants (excluding pre-funded warrants)	89,681	95,964
Shares of common stock subject to outstanding preferred stock	1,659,615	—
Shares of common stock subject to outstanding convertible debt	—	97,917
Total common stock equivalents	1,750,866	201,860

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

For both the three months ended March 31, 2025 and 2024, there were license costs of $0 and $2,000, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations.

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

There were no sponsored research expenses related to these agreements for the three months ended March 31, 2025 and 2024. License costs were approximately $0 and $25,000 related to these agreements for the three months ended March 31, 2025 and 2024, respectively and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

The sponsored research agreement for QN-247 expired in August 2022 and there were no sponsored research expenses related to these agreements for the three months ended March 31, 2025 and 2024. License costs related to these agreements for the three months ended March 31, 2025 and 2024 were approximately $0 and $1,000, respectively, and are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

Marizyme

On April 11, 2024, the Company entered into a Co-Development Agreement with Marizyme. Under the Co-Development Agreement (as amended), the Company agreed to pay Marizyme a Funding Payments and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payments are designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payments the Company will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company advanced $305,000 and $2,257,400, respectively, to Marizyme, against which Marizyme had previously delivered demand promissory notes to the Company. Accrued interest related to the Marizyme Notes as of March 31, 2025 and December 31, 2024 was $224,163 and $113,292, respectively, and interest income for the three months ended March 31, 2025 in the amount of $110,871 was recognized in other income in the consolidated statement of operations, and a $197,000 loan loss reserve was recorded in operations in the consolidated statement of operations (see Note 4 - Short Term Notes Receivable).

NOTE 12 — STOCKHOLDERS’ EQUITY

As of March 31, 2025 and December 31, 2024, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

At March 31, 2025, the Company has reserved 1,815,609 shares of authorized but unissued common stock for possible future issuance as follows:

Exercise of issued and future grants of stock options	15,114
Conversion of Series A-2 preferred stock	1,659,615
Exercise of stock warrants	140,880
Total	1,815,609

Preferred Stock

There are a total of 15,000,000 shares of Preferred Stock authorized. On November 18, 2024 a Certificate of Designation for 10,000 shares of Series A-2 Preferred Stock was filed.

On November 20, 2024 in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 5,102 shares of the newly designated Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $5.1 million. The Company also entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million. At December 31, 2024, the Company had 6,256 shares of Series A-2 Convertible Preferred Stock outstanding which were convertible into 1,718,681 shares of common stock at a Conversion Price of $3.64. During the three months ended March 31, 2025, 3,236 shares of Series A-2 Convertible Preferred Stock were converted into 888,879 shares of common stock at a Conversion Price of $3.64. At March 31, 2025, the Company had 3,021 shares of Series A-2 Convertible Preferred stock outstanding, which were convertible into 829,808 shares of the Company’s common stock at a Conversion Price of $3.64.

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

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At March 31, 2025 and December 31, 2024, there were 1,570 and 1,870 outstanding stock options, respectively, under the 2020 Plan and on such dates there were 13,544 and 13,244 shares reserved under the 2020 Plan, respectively, for future grant.

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at March 31, 2025, and changes during the three-month period then ended:

	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	1,870	$1,948.41	$256.80 — $2,565.00	5.93
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(300)	$1,527.27	$256.80 — $2,565.00	—
Total outstanding – March 31, 2025	1,570	$2,028.88	$256.80 — $2,485.00	5.61
Exercisable (vested)	1,532	$2,072.84	$256.80 — $2,485.00	5.57
Non-Exercisable (non-vested)	38	$256.80	$256.80 — $256.80	7.35

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at March 31, 2024, and changes during the three-month period then ended:

		Weighted–		Weighted–
		Average	Range of	Average
		Exercise	Exercise	Remaining
	Shares	Price	Price	Life (Years)
Total outstanding – December 31, 2023	7,978	$1,760.26	$256.80 — $2,565.00	7.06
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – March 31, 2024	7,978	$1,760.26	$256.80 — $2,565.00	6.81
Exercisable (vested)	6,435	$2,094.58	$256.80 — $2,565.00	6.52
Non-Exercisable (non-vested)	1,543	$366.39	$256.80 — $2,565.00	8.04

There were approximately $300 and $59,000 of compensation costs related to outstanding stock options for the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was approximately $2,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.38 years.

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

No stock options were granted or exercised during the three months ended March 31, 2025 and March 31, 2024.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero, as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. The Company’s expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term, because the Company does not have sufficient stock price history over the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

The Company recorded share-based compensation expense and classified it in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2025	2024
General and administrative	$269	$34,014
Research and development	—	24,637
Total	$269	$58,651

Equity Classified Compensatory Warrants

As part of the May 2020 reverse recapitalization transaction, the Company issued equity classified compensatory common stock warrants to an advisor and its designees. In addition, various service providers hold equity classified compensatory common stock warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock). These are to be differentiated from the Series C Warrants described in Note 7- Warrant Liabilities. As of March 31, 2025, warrants to purchase 164 shares of the Company’s common stock remain outstanding.

On February 27, 2024, as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture, 1,353 warrants were repriced from $36.50 per share exercise price to $13.50 per share exercise price. The increase in fair value of $9,737 for the modification of these warrants was charged to general and administrative expenses in the Company’s condensed consolidated statements of operations.

No new compensatory warrants were issued during the three ended March 31, 2025 or 2024.

The following table summarizes the equity classified compensatory warrant activity for the three months ended March 31, 2025:

	Common Stock
	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted–Average Remaining Life (Years)
Total outstanding – December 31, 2024	509	$1,270.25	$1,270.25 — $1,270.25	0.69
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(345)	$1,270.25	$1,270.25 — $1,270.25	—
Forfeited	—	—	—	—
Total outstanding – March 31, 2025	164	$1,265.45	$1,270.25— $1,270.25	1.53
Exercisable	164	$1,265.45	$1,270.25 — $1,270.25	1.53
Non-Exercisable	—	—	—	—

The following table summarizes the equity classified compensatory warrant activity for the three months ended March 31, 2024:

	Common Stock
	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	2,381	$534.44	$66.00 — $1,270.25	1.25
Exercised	—	—	—	—
Expired	(145)	$1,033.15	$1,033.15 — $1,033.15	—
Forfeited	—	—	—	—
Total outstanding – March 31, 2024	2,236	$469.99	$13.00 — $1,270.25	1.07
Exercisable	2,236	$469.99	$13.00 — $1,270.25	1.07
Non-Exercisable	—	—	—	—

There were no compensation costs related to outstanding equity classified compensatory warrants for the three ended March 31, 2025 amd 2024. As of March 31, 2025 and March 31, 2024, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

On May 22, 2020, as a commitment fee, the Company issued noncompensatory equity classified warrants to Alpha for the purchase of common stock, of which warrants for 141 common shares remain outstanding and exercisable as of March 31, 2025 and may be exercised in whole or in part, at any time before May 22, 2025.

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha (see Note 8 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of this warrant was initially $82.50, and may be exercised in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to the related Securities Purchase Agreement, with Alpha. This Amendment reduced the Exercise Price of the December 22, 2022 warrant from $82.50 per share to $36.50 per share. The Amendment also revised certain provisions of the warrant which resulted in reclassification of the warrant from liabilities to equity during the year ended December 31, 2023. During the year ended December 31, 2024 this warrant was partially exercised for 31,998 shares, and as of March 31, 2025 warrants to purchase 18,002 shares of the Company’s common stock remain outstanding.

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

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares with a fair value of $14,997) was reclassified to liabilities (see Note 7 – Warrant Liabilities). Shareholder approval was subsequently obtained on October 25, 2024, and as of that date, the Company determined that shareholder approval resulted in equity classification for the warrant again and, accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

On September 6, 2024, upon the closing of a public offering, the Company issued pre-funded warrants to purchase 239,456 common shares at a price of $6.45 per share with an exercise price of $0.05 per share (the “pre-funded warrants”). The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. Pre-funded warrants for 188,257 common shares were exercised during the year ended December 31, 2024. At March 31, 2025 pre-funded warrants for 51,199 common shares remained outstanding.

On September 6, 2024, upon the closing of a public offering, 16,019 warrants were issued to the placement agent. These warrants were not exercisable until March 5, 2025 and expire on September 6, 2029.

No new noncompensatory warrants were issued during the three months ended March 31, 2025 and March 31, 2024.

The following table summarizes the noncompensatory equity classified warrant activity for the three months ended March 31, 2025:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	72,004	$6.50	$6.50 — $6.50	3.99
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – March 31, 2025	72,004	$6.50	$6.50 — $6.50	3.74
Exercisable	72,004	$6.50	$6.50 — $6.50	3.74
Non-Exercisable	—	—	—	—

The following table summarizes the noncompensatory equity classified warrant activity for the three months ended March 31, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted–Average Remaining Life (Years)
Total outstanding – December 31, 2023	50,141	$36.50	$36.50 — $36.50	4.47
Granted	18,001	$13.00	$13.00 — $13.00	4.92
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – March 31, 2024	68,142	$13.00	$13.00 — $13.00	4.41
Exercisable	68,142	$13.00	$13.00 — $13.00	4.41
Non-Exercisable	—	—	—	—

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

On April 12, 2024, the Company issued to Chen an 8% Convertible Debenture with a principal amount of $1,100,000 for a purchase price of $1,000,000 less expenses pursuant to the terms of a Securities Purchase Agreement dated February 26, 2024. The Company entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million (see Note 12 — Stockholders Equity).

See Note 8 – Convertible Debt for additional information concerning convertible debt – related party transactions.

Warrants

On May 22, 2020, as a commitment fee, the Company issued warrants to Alpha for the purchase of common stock. As of March 31, 2025, 141 of these warrants remain outstanding and exercisable, and may be exercised in whole or in part, at any time before May 22, 2025. During three months ended March 31, 2025 and 2024 there were no exercises of this warrant. This warrant was equity classified as of December 31, 2023 and was reclassified to warrant liabilities during the year ended December 31, 2024 (see Note 7 - Warrant Liabilities).

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. This warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the warrant. During the three months ended March 31, 2024, Alpha partially exercised this warrant to purchase 31,998 shares respectively, of the Company’s common stock at a weighted average exercise price of $13.00, for total cumulative proceeds to the Company of $416,000. During the three months ended March 31, 2025, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 12 – Stockholders’ Equity).

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

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares with a fair value of $14,997) was reclassified to liabilities (see Note 7 – Warrant Liabilities). Shareholder approval was subsequently obtained on October 25, 2024, and as of that date, the Company determined that shareholder approval resulted in equity classification for the warrant again and, accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

During the three months ended March 31, 2025, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 12 – Stockholders’ Equity).

As of March 31, 2025, the exercise price of all of the above warrants issued to Alpha was $6.50.

On April 12, 2024, in connection with the issuance of a debenture to Chen (see Note 9 – Convertible Debt), the Company issued a liability classified warrant to Chen to purchase 36,001 shares of common stock, exercisable until February 27, 2029. On September 6, 2024, as a result of a down-round provision triggered by shares sold in a public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50 per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants (see Note 12 – Stockholders Equity).

NOTE 14 — SUBSEQUENT EVENTS

In April 2025, a total of 37 shares of Series A-2 Preferred Stock were converted into 10,165 shares of common stock at a conversion price of $3.64 per share.

In July 2025, a total of 219 shares of Series A-2 Preferred Stock were converted into 60,165 shares of common stock at a conversion price of $3.64 per share.

In April 2025, the Company received $220,000 (less $20,000 in legal fees) from Alpha Capital Anstalt in exchange for a convertible promissory note with a principal amount of $264,000 and an original issue discount of $44,000. The note is due nine months from the date of issuance.

In April 2025, the Company borrowed a total of $225,000 from two investors as short-term borrowings, each bearing no interest and are due within six months after the date of borrowing. The notes include a include a provision for a penalty in case of default totaling $0.8 million, increasing the total potential liability for these notes to $1.0 million. The Company also incurred legal costs associated with issuing the debt totaling approximately $5,000.

In May 2025, the Company borrowed a total of $2.3 million from five investors as short term borrowings. The terms of the agreements are currently in the process of being finalized.

From April through July 2025, an additional $1,213,500 was advanced to Marizyme against which Marizyme delivered demand promissory notes to the Company of like principal amounts with terms similar to the Marizyme Notes described in Note 4 - Short Term Notes Receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the twelve months ended December 31, 2024, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 30, 2025. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Qualigen” refer to Qualigen Therapeutics, Inc. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

Overview

We are an early-clinical-stage therapeutics company focused on developing treatments for adult and pediatric cancer. Our business now consists of one early-clinical-stage therapeutic program (QN-302) and one preclinical therapeutic program (Pan-RAS) , and a co-development agreement with Marizyme, Inc. (“Marizyme”).

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

We do not expect to be profitable before products from our therapeutics pipeline are commercialized. To experience losses while therapeutic products are still under development is, of course, typical for biotechnology companies. Given our financial situation, the company slowed the development of the aforementioned therapeutic products beginning in the second quarter of 2024. We have also implemented dramatic expense controls in an effort to stem the rate of losses. Management and the board are strategically reviewing plans on how to best advance our therapeutics pipeline, and will ramp up development when properly funded through either capital markets or strategic partnerships.

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

In addition, as of March 31, 2025, the Company has advanced had $2,562,400 to Marizyme, Inc., a Nevada corporation (“Marizyme”), against which Marizyme had previously delivered its demand promissory notes to the Company of like principal amounts (the “Marizyme Note”). The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements historically have not separated our diagnostics-related activities from our therapeutics-related activities. All of our historically reported revenue was diagnostics-related

This discussion and analysis is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to determination of allowance for credit losses, fair value of derivative financial instruments and warrant liabilities, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Short-Term Notes Receivable

As of March 31, 2025, the Company had advanced to Marizyme $2,562,400, against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). As of March 31, 2025, accrued interest related to the Marizyme Notes was $224,163. Interest income of $110,871 for the three months ended March 31, 2025 was recognized in other income in the condensed consolidated statement of operations. As of March 31, 2024 there were no amounts due to the Company under the Marizyme Notes.

The Marizyme Notes bear at interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the current expected credit loss (“CECL”) model, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and the Company’s expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of March 31, 2025, the estimate for expected credit losses on the Marizyme Notes is $557,000. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
EXPENSES
General and administrative	$2,494,532	$1,057,364
Research and development	33,167	364,385
Credit loss expense - short-term note receivable	197,000
Total expenses	2,724,699	1,421,749

LOSS FROM OPERATIONS	(2,724,699)	(1,421,749)

OTHER EXPENSE (INCOME), NET
(Gain) loss on change in fair value of warrant liabilities	(39,224)	133,300
Gain on change in fair value of derivative liabilities	—	(164,497)
Interest expense	73,615	136,556
Interest income	(112,953)	(1,619)
Loss on issuance of convertible debt	—	358,279
Loss on monthly redemptions of convertible debt into common stock	—	147,197
Total other expense (income), net	(78,562)	609,216

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,646,137)	(2,030,965)

(BENEFIT) PROVISION FOR INCOME TAXES	35	1,786

NET LOSS FROM CONTINUING OPERATIONS	(2,646,172)	(2,032,751)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	—
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	—

NET LOSS	(2,646,172)	(2,032,751)

Deemed dividend arising from warrant down-round provision	$—	$(60,017)

Net loss attributable to Qualigen Therapeutics, Inc	$(2,646,172)	$(2,092,768)

Total net loss per common share, basic and diluted	$(1.82)	$(17.60)
Weighted-average number of shares outstanding, basic and diluted	1,456,714	118,876

Expenses

General and Administrative Expenses

General and administrative expenses increased from $1.1 million for the three months ended March 31, 2024, to $2.5 million for the three months ended March 31, 2025, an increase of $1.4 million or 135%. This is primarily due to an increase in investor relations expense of $1.4 million as we raised funding, plus in professional fees of $0.5 million offset by a decrease in payroll expenses of $0.4 million.

Research and Development Costs

Research and development expenses decreased from $0.4 million for the three months ended March 31, 2024, to $33,000 for the three months ended March 31, 2025, a decrease of $0.3 million or 90%. This was primarily due all research and development being slowed down in 2025, resulting in decreases in QN-302 program expenses of $216,000, a decrease in RAS program expenses of $15,000, a decrease in payroll of $62,000 and a decrease in stock-based compensation of $25,000

Credit Loss Expense – Short-Term Note Receivable

Credit loss expense – short-term note receivable increased from $0 for the three months ended March 31, 2024, to $0.2 million for the three months ended March 31, 2025, an increase of $0.2 million or 100%. This is due to Marizyme notes first being recorded in July 2024, therefore no reserve was required for the the three months ended March 31, 2024

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the three months ended March 31, 2025 and 2024, we experienced a gain of approximately $39,000 and a loss of approximately $0.1 million, respectively, on change in fair value of warrant liabilities, primarily due to changes in our stock price and expiration of warrants during the prior period, and changes in our stock price in the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Gain on Change in Fair Value of Derivative Liabilities

During the three months ended March 31, 2025 we experienced $0 on change in fair value of derivative liabilities, compared to a gain of $0.2 million for the three months ended March 31, 2024. The fair value of derivative liabilities declined during the current period due to derivative liabilities all being settled in 2024.

Interest Expense

Interest expense decreased from $0.1 million for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025 due to a $0.1 million decrease for to the settlement of convertible notes in 2024, offset by an increase in $74,000 in amortization of accrued penalty for promissory notes issued in 2025.

Interest Income

Interest income increased from $2,000 for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025 due to a $0.1 million increase from the recording of interest on Marizyme notes receivable issued in 2024 and 2025.

Loss on Issuance of Convertible Debt

During the three months ended March 31, 2025 we experienced $0 on issuance on convertible debt, compared to a loss of $0.4 million for the three months ended March 31, 2024. No convertible stock was issued in 2025.

Loss on Monthly Redemptions of Convertible Debt into common stock

During the three months ended March 31, 2025 we experienced $0 on monthly redemptions of convertible debt into common stock, compared to a loss of $0.1 million for the three months ended March 31, 2024. All convertible debt was settled prior to 2025.

Other Income, Net

Other income, net was immaterial during the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Our financial position is weak. As of March 31, 2025 we had approximately $30,000 in cash and net accounts payable of approximately $1.5 million. We are in arrears on accounts payable to important partners. We have incurred recurring losses from operations, and have an accumulated deficit of $125.7 million at March 31, 2025. We expect to continue to incur losses subsequent to the balance sheet date of March 31, 2025. For the three months ended March 31, 2025 and year ended December 31, 2024, we used cash of $1.6 million and $6.4 million, respectively, in operations.

Our current liabilities at March 31, 2025 include approximately $1.5 million of accounts payable, $0.8 million of short-term debt, $0.3 million of accrued expenses and other current liabilities, $0.2 million of warrant liabilities.

From January to June 2025, the Company borrowed a total of $3,515,000 from nine investors as short-term borrowings, each due within six months after the date of borrowing. Additionally, in July 2025, the Company plans to close a private placement transaction to raise additional funding through the sale of equity. We expect these proceeds to provide liquidity for the company through calendar year end. We expect to continue to have net losses and negative cash flow from operations, which will challenge our liquidity. These factors raise substantial doubt regarding our ability to continue as a going concern for the one-year period following the date that the financial statements in this Quarterly Report were issued.

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

During the year ended December 31, 2024 we raised approximately $8.0 million in new equity consisting of $4.6 million from the sale of Preferred Series A-2 Preferred Stock, $3.0 million from the sale of sommon stock and prefunded warrants in a public offering, and $0.4 million from warrant exercises. We also raised $1.5 million in new convertible debt, and $2.0 million in short-term debt, of which $1.1 million in convertible debt and accrued interest was exchanged for Preferred Series A-2 Preferred Stock, and $0.5 million was repaid in cash. The $2.0 million in short-term debt was also repaid in cash during the year. These equity and debt capital raises resulted in approximately $9.0 million in cash provided by financing activities during the year ended December 31, 2024.

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

Delisting of our common stock from Nasdaq would have a serious negative effect on any future financing efforts. On April 24, 2025, the Company received a notice from Nasdaq notifying the Company that, because the Company was delinquent in filing its 2024 Form 10-K, the Company no longer complied with Nasdaq Listing Rule 5250(c), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. Therefore, in line with the Panel Monitor’s decision, the Company’s securities will be delisted from Nasdaq. If the Company did not request an appeal of this decision by May 1, 2025, trading of the Company’s common stock would have been suspended at the start of business on May 5, 2025. The Company appealed this decision to Nasdaq on May 1, 2025 and received a decision on June 24, 2025, stating that the Panel granted the Company’s request for continued listing on The Nasdaq Capital Market, subject to filing the 2024 10-K on June 30, 2025, and filing the form 10-Q for the period ended March 31, 2025 by July 18, 2025. The Company filed the Form 10-K for 2024 on June 30, 2025.

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

On July 15, 2024, the Company advanced to Marizyme, Inc., a Nevada corporation (“Marizyme”) $1,250,000 against which Marizyme had previously delivered its demand promissory note to the Company of like principal amount dated July 12, 2024 (the “Marizyme Note”). During the three month periods ending March 31, 2025 and December 31, 2024, the Company advanced additional funds of $0.3 million and $1.0 million, respectively. The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Three Months Ended
	March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(1,589,399)	$(783,586)
Investing activities	(305,000)	—
Financing activities	750,000	475,000
Net decrease in cash and restricted cash	$(1,144,399)	$(308,586)

Net Cash Used in Operating Activities

During the three months ended March 31, 2025, operating activities used $1.6 million of cash, primarily resulting from a loss from continuing operations of $2.7 million. Cash flows from operating activities for the three months ended March 31, 2025 were positively impacted by adjustments for $0.2 million change in provision for credit losses of short-term notes receivable, $0.1 million in amortization of premium on notes payable, , a decrease in prepaid expenses of $0.9 millon, and an increase in accrued expenses of $0.1 million. Cash flows from operating activities for the three months ended March 31, 2025 were negatively impacted by adjustments for a $39,000 gain on change in fair value of warrant liabilities, a $0.1 million increase in accrued interest on short-term notes receivable, and a $40,000 increase in accounts payable.

During the three months ended March 31, 2024, operating activities used $0.8 million of cash, primarily resulting from a loss from continuing operations of $2.0 million. Cash flows from operating activities for the three months ended March 31, 2024 were positively impacted by adjustments for a $0.1 million loss on change in fair value of warrant liabilities, a $0.1 loss on monthly redemptions of convertible debt into common stock, $0.4 million non cash loss on voluntary conversion of convertible debt, accretion of discount of $0.1 million on convertible debt, $0.6 million in stock-based compensation expense, a $0.7 million decrease in prepaid expenses, and a $0.3 million increase in accrued expenses and other current liabilities. Cash flows from operating activities for the three months ended March 31, 2024 were negatively impacted by adjustments for a $0.2 million decrease in fair value of warrant liabilities and a $0.4 million decrease in accounts payable.

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities resulted from advances to Marizyme of $0.3 million.

During the three months ended March 31, 2024, there was no change in cash due to investing activites.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $0.8 million, all of which resulted from the issuance of short term debt.

Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $0.5 million, resulting from the issuance of convertible notes payable.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2025, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently involved in any other legal matters. From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s 2024 Annual Report under the heading “Risk Factors.” When any one or more of these risks materialize, the Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be materially and adversely affected. Except as described below, there have been no material changes to the Company’s risk factors since the 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Kevin Richardson II, Chief Executive Officer of Qualigen Therapeutics, Inc., Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Kevin Richardson II, Chief Financial Officer of Qualigen Therapeutics, Inc., Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Kevin Richardson II, Chief Executive Officer of Qualigen Therapeutics, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Kevin Richardson II, Chief Financial Officer of Qualigen Therapeutics, Inc., Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 21, 2025	QUALIGEN THERAPEUTICS, INC. (REGISTRANT)

	By:	/s/ Kevin Richardson II
	Name:	Kevin Richardson II
	Title:	Chief Financial Officer

