Form 10-Q
period 2025-06-30
Qualigen Therapeutics, Inc.
filed 2025-08-14
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 1,695,450 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$331,601	$1,174,608
Prepaid expenses and other current assets	316,576	1,499,219
Short-term notes receivable, net of allowance for credit losses of $828,000 at June 30, 2025 and $360,000 at December 31, 2024	3,312,496	2,010,692
Total current assets	3,960,673	4,684,519
Other assets	2,000	2,000
Total Assets	$3,962,673	$4,686,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,404,611	$1,568,065
Accrued expenses and other current liabilities	379,633	170,243
Warrant liabilities	213,976	269,175
Convertible debt	142,069	—
Promissory notes	3,474,667	—
Total current liabilities	5,614,956	2,007,483
Commitments and Contingencies (Note 10)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 15,000,000 shares authorized; 2,984 and 6,256 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$2,790,007	$5,716,400
Common stock, $0.001 par value; 225,000,000 shares authorized; 1,635,475 and 736,431 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	66,213	65,314
Additional paid-in capital	122,884,659	119,958,897
Accumulated deficit	(127,393,162)	(123,061,575)
Total Stockholders’ Equity (Deficit)	(1,652,283)	2,679,036
Total Liabilities & Stockholders’ Equity (Deficit)	$3,962,673	$4,686,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
EXPENSES
General and administrative	$1,394,932	$986,484	$3,889,464	$2,047,419
Research and development	17,815	754,287	50,982	1,118,672
Credit loss expense - short-term note receivable	271,000	—	468,000	—
Total expenses	1,683,747	1,740,771	4,408,446	3,166,091

LOSS FROM OPERATIONS	(1,683,747)	(1,740,771)	(4,408,446)	(3,166,091)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(15,974)	(493,206)	(55,199)	(359,906)
Gain on change in fair value of derivative liabilities	—	(10,116)	—	(174,613)
Gain on change in fair value of convertible debt	(37,874)	—	(37,874)	—
Interest expense	106,052	263,560	179,667	400,117
Interest income	(142,477)	(1,094)	(255,430)	(2,713)
Loss on issuance of convertible debt	91,943	—	91,943	358,279
Gain on voluntary conversion of convertible debt into common stock	—	(83,800)	—	(83,800)
Loss on monthly redemptions of convertible debt into common stock	—	61,655	—	208,852
Total other expense (income), net	1,670	(263,001)	(76,894)	346,216

LOSS BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,685,417)	(1,477,770)	(4,331,553)	(3,512,307)

(BENEFIT FROM) PROVISION FOR INCOME TAXES	—	(1,212)	35	(2,998)

NET LOSS FROM CONTINUING OPERATIONS	(1,685,417)	(1,476,558)	(4,331,588)	(3,509,309)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	(100,000)	—	(100,000)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	(100,000)	—	(100,000)

NET LOSS	(1,685,417)	(1,576,558)	(4,331,588)	(3,609,309)

Deemed dividend arising from warrant down-round provision	$(1,586)	$—	$(1,586)	$(60,017)

Net loss attributable to Qualigen Therapeutics, Inc	$(1,687,003)	$(1,576,558)	$(4,333,174)	$(3,669,326)

Total net loss per common share, basic and diluted	$(1.00)	$(10.37)	$(2.76)	$(27.09)
Weighted-average number of shares outstanding, basic and diluted (after stock split)	1,683,881	152,065	1,570,925	135,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A-2
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	6,256	$5,716,400	736,431	$65,314	$119,958,897	$(123,061,575)	$2,679,036
Issuance of common stock for the conversion of Series A-2 preferred shares	(3,235)	(2,893,306)	888,879	889	2,892,417	—	—
Stock-based compensation	—	—	—	—	269	—	269
Net loss	—	—	-	—	—	(2,646,172)	(2,646,172)
Balance at March 31, 2025	3,021	2,823,094	1,625,310	66,203	122,851,583	(125,707,745)	33,134
Issuance of common stock for the conversion of Series A-2 preferred shares	(37)	(33,087)	10,165	10	33,076	—	—
Net loss	—	—	-	—	—	(1,685,417)	(1,685,417)
Balance at June 30, 2025	2,984	$2,790,007	1,635,475	$66,213	$122,884,659	$(127,393,162)	$(1,652,283)

	Series A-2
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	-	$—	107,243	$43,262	$114,655,565	$(116,802,384)	$(2,103,557)
Monthly redemptions of convertible debt into common stock	—	—	22,771	1,138	545,094	—	546,232
Fair value of warrant modification for professional services	—	—	—	—	9,737	—	9,737
Stock-based compensation	—	—	—	—	58,651	—	58,651
Net loss	—	—	—	—	—	(2,032,751)	(2,032,751)
Balance at March 31, 2024	—	—	130,014	44,400	115,269,047	(118,835,135)	(3,521,688)
Voluntary conversion of convertible debt into common stock			28,000	$1,400	$278,801		280,201
Monthly redemptions of convertible debt into common stock	—	—	22,726	1,137	355,959	—	357,096
Stock issued upon partial exercise of warrants	—	—	11,538	577	149,423	—	150,000
Stock-based compensation	—	—	—	—	33,086	—	33,086
Net loss	—	—	—	—	—	(1,576,558)	(1,576,558)
Balance at June 30, 2024	—	$-	192,278	$47,514	$116,086,316	$(120,411,693)	$(4,277,863)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,331,588)	$(3,609,309)
Loss from discontinued operations, net of tax	—	(100,000)
Loss from continuing operations	$(4,331,588)	$(3,509,309)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock-based compensation	269	91,737
Change in fair value of warrant liabilities	(55,199)	(359,906)
Gain on voluntary conversion of convertible debt	—	(83,800)
Legal expenses deducted from issuance of convertible debt	20,000
Provision for credit losses of short-term note receivable	468,000	—
Accrued interest on short-term note receivable	(251,304)	—
Amortization of penalty on promissory note	179,667	—
Loss on monthly redemptions of convertible debt into common stock	—	208,852
Accretion of discount on convertible debt	—	322,717
Loss on issuance of convertible debt	91,943	358,279
Gain on change in fair value of derivative liabilities	—	(174,613)
Gain on change in fair value of convertible debt	(37,874)	—
Fair value of warrant modification for professional services	—	9,737

Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,182,643	765,720
Accounts payable	(163,454)	(369,088)
Accrued expenses and other current liabilities	209,390	481,556
Net cash used in operating activities	(2,687,507)	(2,258,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of short-term note receivable	(1,518,500)	—
Net cash provided by (used in) investing activities - discontinued operations	—	350,000
Net cash provided by (used in) investing activities	(1,518,500)	350,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	200,000	1,475,000
Repayment of convertible debt	(132,000)	—
Proceeds from warrant exercises	—	150,000
Proceeds from issuance of promissory notes	3,295,000	—
Net cash provided by financing activities - continuing operations	3,363,000	1,625,000
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	3,363,000	1,625,000

Net change in cash and cash equivalents	(843,007)	(283,118)
Cash and cash equivalents - beginning of period	1,174,608	401,803
Cash and cash equivalents - end of period	$331,601	$118,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$1,020
Taxes	$—	$2,860

NONCASH FINANCING AND INVESTING ACTIVITIES:
Voluntary conversion of convertible debt into common stock	$—	$280,200
Monthly redemption of convertible debt into common stock	$—	$903,329
Deemed dividend arising from warrant down-round provision	$1,586	$60,017
Exchange of derivative liability for warrant and convertible debt	$—	$675,625
Issuance of common stock for the conversion of Series A-2 preferred shares	$2,926,392	$—

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

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Accounting Estimates

Management uses estimates and assumptions in preparing its condensed consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The most significant estimates relate to the estimated fair value of convertible debt, warrant liabilities, and determination of the allowance for credit losses. Actual results could vary from the estimates that were used.

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

The Company maintains the majority of its cash in government money market mutual funds and in accounts at banking institutions in the U.S. that are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of amounts held in excess of such insurance limitations. As of June 30, 2025, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Segment Reporting

The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, as of January 1, 2024. Operating segments are identified as components of an enterprise about which separate discrete financial information is regularly reviewed for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating primarily within the United States (and in Israel prior to the NanoSynex deconsolidation). The Company is an early stage clinical therapeutics company focused on developing treatments for adult and pediatric cancer. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its products. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment. The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net loss that also is reported on the consolidated statements of operations as net loss, and consolidated cash used in operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statement of operations, and expenses are not regularly provided to or reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

General and Administrative Expenses

Beginning in December 2024, the Company engaged IR Agency LLC to provide marketing and advertising services to communicate information about the Company to the investment community. During the three and six months ended June 30, 2025, expenses related to the work performed by IR Agency LLC totaled to $0.1 million and $1.5 million, or roughly 6% and 34%,   respectively of operating expenses for that period. The Company deemed this expense necessary to raise additional funding which would provide liquidity to the Company for business operations. This expense is not anticipated to be recurring in future periods.

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

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations and comprehensive loss. Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 8-Warrant Liabilities and Note 9- Convertible Debt).

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

Fair Value of Financial Instruments

Cash, prepaid expenses, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Short-term notes receivable are valued subject to a current expected credit loss (“CECL”) model (see Note 5 - Short-Term Notes Receivable).

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of June 30, 2025, the Company had approximately $332,000 in cash and an accumulated deficit of $127.4 million. For the six months ended June 30, 2025 and year ended December 31, 2024, the Company used cash of $2.7 million and $6.3 million, respectively, in operations.

From January to July 2025, the Company borrowed a total of $3,640,000 from nine investors as short-term borrowings, each due within six months after the date of borrowing. Additionally, in July 2025, the Company closed a private placement transaction to raise additional funding through the sale of equity, for a net total of $4,258,000. The Company expects these proceeds to provide liquidity for the company through calendar year end.

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

NOTE 3 — FAIR VALUE MEASUREMENTS

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of June 30, 2025:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$152,460	$-	$-	$152,460
Total Assets	$152,460	$-	$-	$152,460
Liabilities
Convertible Debt	$-	$-	$142,069	$142,069
Warrant Liabilities	—	—	213,976	213,976
Total Liabilities	$—	$—	$356,045	$356,045

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of December 31, 2024:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$724,732	$-	$-	$724,732
Total Assets	$724,732	$-	$-	$724,732
Liabilities
Warrant Liabilities	$-	$-	$269,175	$269,175
Total Liabilities	$—	$—	$269,175	$269,175

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Prepaid consulting	$113,135	$1,241,537
Prepaid insurance	134,577	226,482
Prepaid legal	28,828	—
Other current assets	40,036	31,200
	$316,576	$1,499,219

NOTE 5 — SHORT-TERM NOTE RECEIVABLE

Short-term note receivable consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Short-term note receivable - Marizyme	$4,140,496	$2,370,692
Less allowance for credit losses	(828,000)	(360,000)
	$3,312,496	$2,010,692

Allowance for credit losses consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Beginning Balance	$(360,000)	$—
Current period provision for expected credit losses	(468,000)	(360,000)
Ending Balance	$(828,000)	$(360,000)

During the six months ended June 30, 2025, the Company advanced to Marizyme, Inc., $1.5 million, against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). As of June 30, 2025, accrued interest related to the Marizyme Notes was $0.4 million. Of this amount, approximately $140,000 and $251,000 was recorded in the three and six month period ended June 30, 2025, respectively, and was recognized in interest   income in the consolidated statement of operations, and the total is included in short-term notes receivable on the consolidated balance sheet. As of December 31, 2024 there was $2,257,400 due to the Company under the Marizyme Notes, as well as $113,292 of accrued interest.

The Marizyme Notes bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Notes at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the CECL model, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and the Company’s expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of June 30, 2025, the estimate for expected credit losses on the Marizyme Notes is $828,000. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

The Company is also party to a Co-Development Agreement with Marizyme (see Note 13 - Research and License Agreements).

NOTE 6 — DISCONTINUED OPERATIONS

On July 20, 2023, the Company completed the sale of Qualigen, Inc., its formerly wholly-owned subsidiary, to Chembio Diagnostics, Inc. for net cash consideration of $5.4 million, of which $4.9 million was received during the year ended December 31, 2023, and $450,000 was being held in escrow until January 20, 2025 to satisfy certain Company indemnification obligations. On June 4, 2024, the escrow account was settled early by mutual agreement of the Company and the buyer resulting in cash proceeds to the Company of $350,000 and a loss on disposal of discontinued operations of $100,000 for the six months ended June 30, 2024. There was no activity related to Qualigen, Inc. during the six months ended June 30, 2025.

There were no assets and liabilities remaining related to Qualigen, Inc. as of June 30, 2025 or December 31, 2024.

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at June 30, 2025 and December 31, 2024:

	June 30	December 31,
	2025	2024
Board compensation	$99,200	$-
License fees	178,082	14,427
Professional fees	55,859	109,324
Vacation	46,492	46,492
	$379,633	$170,243

NOTE 8 — WARRANT LIABILITIES

On November 20, 2024, the Company closed its private placement transaction resulting in the issuance of newly designated Series A-2 Preferred Stock (see Note 14 – Stockholders Equity (Deficit)). As a result of the issuance of a new class of voting securities, the Company evaluated its equity classified warrants’ respective terms, and concluded that warrants for 68,712 common shares with a weighted average exercise price of $2.00 were required to be reclassified to liabilities, including pre-funded warrants with an exercise price of $0.05 per share. The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. At June 30, 2025, pre-funded warrants for 51,199 common shares remained outstanding. During the three and six months ended June 30, 2025 the Company recorded a gain on change in fair value of warrant liabilities of $15,974 and $55,198, respectively for these warrants. At June 30, 2025 and December 31, 2024, the fair value of these warrants was $213,976 and $269,175, respectively.

In 2004, the Company issued warrants to various investors and brokers for the purchase of Series C preferred stock in connection with a private placement (the “Series C Warrants”). The Series C Warrants were subsequently extended and, upon closing of the reverse recapitalization transaction with Ritter, exchanged for warrants to purchase common stock of the Company. On February 27, 2024, these Series C Warrants were repriced as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debentures described below, from an exercise price of $36.50 per share to an exercise price of $13.00 per share, with 16,473 additional ratchet Series C Warrants issued, resulting in 25,586 Series C Warrants outstanding on March 31, 2024, which expired on June 26, 2024, resulting in a gain recorded in the amount of $187,900. At June 30, 2025 and December 31, 2024 the fair value of these warrants was $0.

The following table summarizes the activity in liability classified warrants for the six months ended June 30, 2025:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2024	68,712	$2.00	$0.05 - $7.80	4.32	*
Granted	—	—	—	—
Exercised	—	—	—	—
Reclassified from equity	—	—	—	—
Reclassified to equity	—	—	—	—
Expired	(1,494)	$6.50	$6.50 - $6.50	—
Total outstanding – June 30, 2025	67,218	$1.90	$0.05 - $7.80	3.83	*
Exercisable	67,218	$1.90	$0.05 - $7.80	3.83	*

*	excludes 51,199 pre-funded warrants which have no expiration date.

The following table summarizes the activity in liability classified warrants for the six months ended June 30, 2024:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2023	9,113	$36.50	$36.50 - $36.50	0.49
Granted	52,473	$13.00	$13.00 - $13.00	4.67
Exercised	—	—	—	—
Reclassified from equity	—	—	—	—
Reclassified to equity	—	—	—	—
Expired	(25,585)	$13.00	$13.00 - $13.00	—
Total outstanding – June 30, 2024	36,001	$13.00	$13.00 - $13.00	4.67
Exercisable	36,001	$13.00	$13.00 - $13.00	4.67

The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of June 30, 2025:

Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant Liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2024	$—	$—	$269,175	$269,175
Granted	—	—	—	—
Exercised	—	—	—	—
Gain on change in fair value of warrant liabilities	—	—	(55,199)	(55,199)
Balance as of June 30, 2025	$—	$—	$213,976	$213,976

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

During the six months ended June 30, 2025, there were no warrants reclassified from equity to liabilities. There were no transfers of financial assets or liabilities between category levels for the six months ended June 30, 2025 and 2024.

The value of the warrant liabilities was based on a valuation received from an independent valuation firm determined using the Black-Scholes Model at June 30, 2025, and a Monte-Carlo simulation at June 30, 2024. For volatility, the Company considers comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants and transitions to its own volatility as the Company develops sufficient appropriate history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Any significant changes in the inputs may result in significantly higher or lower fair value measurements.

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Risk-free interest rate	3.79%	4.24% —4.38%
Expected volatility (peer group)	133.5%	117.5% —125.0%
Term of warrants (years)	4.19	0.4 —4.70
Expected dividend yield	0.00%	0.00%

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

2024 Alpha Debenture (Related party)

On February 27, 2024, pursuant to a Securities Purchase Agreement executed with Alpha on February 27, 2024 the “2024 Securities Purchase Agreement”, the Company issued to Alpha an 8% Convertible Debenture (the “2024 Alpha Debenture”) with a principal amount of $550,000, for a gross purchase price of $500,000 less expenses. The 2024 Alpha Debenture carries a maturity date of December 31, 2024 and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at $30.56 per share, subject to adjustment as described in the 2024 Alpha Debenture. Upon the closing of the public offering on September 6, 2024 per the terms of the antidilution provision, the conversion price of the 2024 Alpha Debenture was reduced from $30.56 to $6.50 per share. The 2024 Alpha Debenture accrued interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, the Company also issued to Alpha a noncompensatory equity classified 5-year common stock purchase warrant (the “2024 Alpha Warrant”) to purchase 18,001 shares of our common stock at an exercise price initially equal to $13.00 per share (see Note 14 - Stockholders Equity (Deficit)).

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

During the three and six months ending June 30, 2024 in connection with the 2024 Alpha Debenture, the Company recorded initial derivative liabilities with a fair value of $858,279, and recorded interest expense of $173,000 and $238,000, respectively, (of which approximately $162,000 and $222,000 was attributable to discount accretion, respectively) in other expenses in the condensed consolidated statements of operations related to the 2024 Alpha Debenture. The Securities Purchase Agreement related to the issuance of 2024 Alpha Debenture resulted in down-round provisions of various warrants being triggered which resulted in reductions of the exercise price of these warrants from $0.73 per share to $0.26 per share.

As of June 30, 2024, the fair value of derivative liabilities related to the 2024 Alpha Debenture was $41,284.

On November 20, 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, the Company repaid the outstanding principal and accrued interest on the Alpha Debenture, in full settlement of the obligation. As of December 31, 2024, there were no amounts outstanding under the 2024 Alpha Debenture.

2024 Convertible Debenture

In April 2024, Alpha assigned the Option to Yi Hua Chen (“Chen”) and Chen exercised the option in full, in exchange for $1,000,000, less expenses, the Company issued to Chen an 8% Convertible Debenture (the “2024 Chen Debenture”) with a principal amount of $1,100,000. In connection with this issuance, the Company also issued to Chen a 5-year liability classified common stock purchase warrant to purchase 36,001 shares of our common stock with a current exercise price of $6.50 per share (see Note 8 - Warrant Liabilities).

In November 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, the Company and Chen executed an Exchange Agreement (the “Exchange Agreement”), agreeing to convert all outstanding principal and accrued interest on the 2024 Chen Debenture totaling approximately $1,154,000, in exchange for 1,154 shares of newly designated Series A-2 Preferred Stock, in full settlement of the Company’s obligations with respect to the Chen Debenture. As of June 30, 2024 and December 31, 2024, there were no amounts outstanding under the 2024 Chen Debenture.

2025 Convertible Note

On April 28, 2025, the Company entered into a Secured Convertible Note (the “2025 Convertible Note”) with Alpha Capital Anstalt (“Alpha”, or “Holder”), pursuant to which the Company issued to Alpha a non-interest-bearing note with a principal of $264,000, and an original issue discount (“OID”) of 20%, or $44,000, in exchange for $220,000 cash, less $20,000 in expenses. The Note is convertible at any time at Alpha’s option, into shares of the Company’s common stock at a price equal to $3.80 per share (the “Conversion Price”), subject to certain adjustments. The Convertible Note bears no interest, and the principal will be due on January 28, 2026 (the “Maturity Date”).

The Company determined the 2025 Convertible Note does not contain a substantial premium and therefore the Company elected to account for the Convertible Note under the fair value option in accordance with ASC 825-10-15-4. The Company determined the fair value of the Convertible Note was $311,943 at issuance. The difference between the $220,000 proceeds received and fair value was recorded as a loss upon issuance in the amount of $91,943. Issuance costs incurred in connection with the transaction were expensed immediately.

On June 4, 2025 the Company paid down $132,000 in principal at the request of Alpha. As of June 30, 2025 the Company reassessed the fair value of the 2025 Convertible Note at $142,069, with a gain on the change in fair value of $37,874 recorded in the three months ended June 30, 2025.

NOTE 10 — PROMISSORY NOTES

During the six months ended June 30, 2025 the Company issued short term notes payable totaling $1.0 million for total net proceeds of $1.0 million. The notes are unsecured with a maturity date six months from the original issuance, and include a provision for a penalty in case of default totaling $1.1 million.

The Penalty would only be triggered upon nonpayment by the Company upon the Maturity Date. Therefore, the Company views the Penalty to be a contingent fee   which would only be triggered upon the occurrence of non-payment. Under ASC 450-20, the Penalty should be viewed as a potential loss contingency which would require payment if the Company does not have the ability to repay the Note at the Maturity Date. Though the Company’s financial position at June 30, 2025 is insufficient to pay the principal owed, in June 2025 the Company engaged outside consultants to raise additional funding through the sale of equity, and therefore anticipates to be able to repay $0.3 million of the notes without incurring the penalty. Therefore, as of June 30, 2025, these promissory notes will be recorded in the original agreed principal amount. However, there remains a possibility due to the timing of the due date of one note, that it will not be able to be paid on time, and therefore may incur the penalty. Therefore, the penalty for this note has been accrued in the amount of $0.2 million and will be amortized over the duration of the note, with approximately $30,000 remaining to be amortized at June 30, 2025. In the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.2 million, respectively, in interest related to the amortization of the penalty. No interest for promissory notes was recorded in the three and six months ended June 30, 2024.

In May 2025, the Company borrowed a total of $2.3 million from five investors as short term borrowings. The terms of the agreements are currently in the process of being finalized. These funds will be recorded as short term promissory notes valued at the amount of funds received.

 There were no promissory notes outstanding at December 31, 2024.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss used for basic earnings per share	$(1,685,417)	$(1,576,558)	$(4,331,589)	$(3,609,309)
Basic weighted-average common shares outstanding	1,683,881	152,065	1,570,925	135,471
Dilutive potential shares issuable from preferred stock, convertible debt, stock options and warrants	—	—	—	—
Diluted weighted-average common shares outstanding	1,683,881	152,065	1,570,925	135,471

The following potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2025 and 2024 because their effect would be anti-dilutive:

	As of June 30,
	2025	2024
Shares of common stock subject to outstanding options	1,570	6,746
Shares of common stock subject to outstanding warrants (excluding pre-funded warrants)	88,187	94,839
Shares of common stock subject to outstanding preferred stock	819,643	—
Shares of common stock subject to outstanding convertible debt	34,737	84,380
Total common stock equivalents	944,137	185,965

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

NOTE 13 — RESEARCH AND LICENSE AGREEMENTS

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

For both the three months ended June 20, 2025 and 2024, there were license costs of $0 and for the six months ended June 30, 2025 and 2024, there were license costs of approximately $0 an $2,000, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations.

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

There were no sponsored research expenses related to these agreements for the three and six months ended June 30, 2025 and 2024. License costs were approximately $0 and $28,000 related to these agreements for the three months ended June 30, 2025 and 2024, respectively and approximately $0 and $53,000 for the six months ended June 30, 2025 and 2024, respectively and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

The sponsored research agreement for QN-247 expired in August 2022 and there were no sponsored research expenses related to these agreements for the three and six months ended June 30, 2025 and 2024. License costs related to these agreements for the three and six months ended June 30, 2025 and 2024 were approximately $0 and $1,000, respectively, and are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

Marizyme

On April 11, 2024, the Company entered into a Co-Development Agreement with Marizyme. Under the Co-Development Agreement (as amended), the Company agreed to pay Marizyme a Funding Payments and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payments are designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payments the Company will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States. During the six months ended June, 2025 and the year ended December 31, 2024, the Company advanced $1,518,500 and $2,257,400, respectively, to Marizyme, against which Marizyme had previously delivered demand promissory notes to the Company. Accrued interest related to the Marizyme Notes as of June 30, 2025 and December 31, 2024 was $364,596 and $113,292, respectively, and interest income for the three months ended June 30, 2025 in the amount of $140,433 and for the six months ended June 30, 2025 in the amount of $251,303 was recognized in other income in the consolidated statement of operations, and a $468,000 loan loss reserve was recorded in operations in the consolidated statement of operations (see Note 5 – Short-Term Note Receivable).

NOTE 14 — STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2025 and December 31, 2024, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

At June 30, 2025, the Company has reserved 1,008,880 shares of authorized but unissued common stock for possible future issuance as follows:

Exercise of issued and future grants of stock options	15,114
Conversion of Series A-2 preferred stock	819,643
Exercise of stock warrants	139,386
Conversion of convertible debt	34,737
Total	1,008,880

Common Stock Purchase Agreement

On November 19, 2024, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Horberg Enterprises LP (the “Investor”), pursuant to which the Company in its sole discretion has the right, but not the obligation, to issue and sell to the Investor up to $10.0 million of the Company’s common stock, from time to time beginning on the Commencement Date, as discussed below, subject to certain limitations and conditions detailed in the Common Stock Purchase Agreement. The Company is not obligated to sell any shares to the Investor under the Common Stock Purchase Agreement; sales and timing of any sales of the Company’s common stock are solely at the Company’s election. In accordance with the terms of the Common Stock Purchase Agreement, the Commencement Date is subject to certain conditions, including the effectiveness of a registration statement on Form S-1 or a similar prospectus permitting the Investor to offer and resell the shares of common stock acquired under the Common Stock Purchase Agreement.

No upfront fees were paid to the Investor at the execution of the arrangement. As of June 30, 2025, no registration statement had been filed and thus the Commencement Date permitting the sale of shares under the Common Stock Purchase Agreement had not yet occurred.

The Company evaluated the Common Stock Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require the Investor to purchase shares of Common Stock in the future, similar to a put option. The Company concluded the Common Stock Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded the derivative instrument had no value at inception, as of December 31, 2024, or as of June 30, 2025.

Preferred Stock

There are a total of 15,000,000 shares of Preferred Stock authorized. On November 18, 2024 a Certificate of Designation for 10,000 shares of Series A-2 Preferred Stock was filed.

On November 20, 2024 in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 5,102 shares of the newly designated Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $5.1 million. The Company also entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million. At December 31, 2024, the Company had 6,256 shares of Series A-2 Convertible Preferred Stock outstanding which were convertible into 1,718,681 shares of common stock at a Conversion Price of $3.64. During the three and six months ended June 30, 2025, 37 and 3,273 shares respectively, of Series A-2 Convertible Preferred Stock were converted into 10,165 and 899,044 shares respectively, of common stock at a Conversion Price of $3.64. At June 30, 2025, the Company had 2,984 shares of Series A-2 Convertible Preferred stock outstanding, which were convertible into 819,643  shares of the Company’s common stock at a Conversion Price of $3.64.

The shares of Series A-2 Preferred Stock have the rights, preferences, powers, restrictions and limitations as set forth below.

Conversion Rights – Each share of Series A-2 Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of common stock equal to $1,000 (the “Stated Value”), divided by a conversion price initially equal to $3.64, subject to adjustment for any stock splits, stock dividends and similar events (the “Conversion Price”). The Conversion Price is also subject to “ratchet” antidilution adjustments if the Company at any time while the Series A-2 Convertible Preferred Stock is outstanding issues common stock or common stock equivalents at a lower effective price per share than the then-effective Conversion Price, in all cases subject to a floor price of $1.82. Conversion of the Series A-2 Convertible Preferred Stock will be prohibited if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 4.99% (or 9.99% at the option of the holder) of the total number of shares of the Company’s common stock issued and outstanding. The Conversion Price at June 30, 2025 was $3.64.

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

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At June 30, 2025 and December 31, 2024, there were 1,570 and 1,870 outstanding stock options, respectively, under the 2020 Plan and on such dates there were 13,544 and 13,244 shares reserved under the 2020 Plan, respectively, for future grant.

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at June 30, 2025, and changes during the six-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	1,870	$1,948.41	$256.80 — $2,565.00	5.93
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(300)	$1,527.27	$256.80 — $2,565.00	—
Total outstanding – June 30, 2025	1,570	$2,028.88	$256.80 — $2,485.00	5.36
Exercisable (vested)	1,448	$2,072.84	$256.80 — $2,485.00	5.32
Non-Exercisable (non-vested)	122	$256.80	$256.80 — $256.80	7.10

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at June 30, 2024, and changes during the six-month period then ended:

		Weighted–		Weighted–
		Average	Range of	Average
		Exercise	Exercise	Remaining
	Shares	Price	Price	Life (Years)
Total outstanding – December 31, 2023	7,978	$1,760.26	$256.80 — $2,565.00	7.06
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(1,232)	$744.19	$256.80 — $2,485.00	—
Total outstanding – June 30, 2024	6,746	$1,760.26	$256.80 — $2,565.00	6.81
Exercisable (vested)	5,673	$2,094.58	$256.80 — $2,565.00	6.52
Non-Exercisable (non-vested)	1,073	$366.39	$256.80 — $2,565.00	8.04

There were approximately $0 and $33,000 of compensation costs related to outstanding stock options for the three months ended June 30, 2025 and 2024, respectively and approximately $300 and $92,000 of compensation costs related to outstanding stock options for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements.

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

No stock options were granted or exercised during the six months ended June 30, 2025 and June 30, 2024.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero, as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.
●	Expected stock-price volatility. The Company’s expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term, because the Company does not have sufficient stock price history over the expected term.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

The Company recorded share-based compensation expense and classified it in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$—	$33,042	$269	$67,057
Research and development	—	44	—	24,680
Total	$—	$33,086	$269	$91,737

Equity Classified Compensatory Warrants

As part of the May 2020 reverse recapitalization transaction, the Company issued equity classified compensatory common stock warrants to an advisor and its designees. In addition, various service providers hold equity classified compensatory common stock warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock). These are to be differentiated from the Series C Warrants described in Note 8- Warrant Liabilities. As of June 30, 2025, warrants to purchase 164 shares of the Company’s common stock remain outstanding.

On February 27, 2024, as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture, 1,353 warrants were repriced from $36.50 per share exercise price to $13.50 per share exercise price. The increase in fair value of $9,737 for the modification of these warrants was charged to general and administrative expenses in the Company’s condensed consolidated statements of operations. On September 6, 2024 as a result of a down-round provision triggered by shares sold in the public offering, these warrants were repriced again from $13.50 per share exercise price to $6.50  per share exercise price. These warrants were reclassified to warrant liabilities during the year ended December 31, 2024 and expired during the quarter ended June 30, 2025 (See Note 8 – Warrant Liabilities)

No new compensatory warrants were issued during the six months ended June 30, 2025 or 2024.

The following table summarizes the equity classified compensatory warrant activity for the six months ended June 30, 2025:

	Common Stock
	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	509	$1,270.25	$1,270.25 — $1,270.25	0.69
Exercised	—	—	—	—
Expired	(345)	$1,270.25	$1,270.25 — $1,270.25	—
Forfeited	—	—	—	—
Total outstanding – June 30, 2025	164	$1,270.25	$1,270.25— $1,270.25	1.28
Exercisable	164	$1,270.25	$1,270.25 — $1,270.25	1.28
Non-Exercisable	—	—	—	—

The following table summarizes the equity classified compensatory warrant activity for the six months ended June 30, 2024:

	Common Stock
	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	2,381	$534.44	$66.00 — $1,270.25	1.25
Exercised	—	—	—	—
Expired	(145)	$1,033.15	$1,033.15 — $1,033.15	—
Forfeited	—	—	—	—
Total outstanding – June 30, 2024	2,236	$469.99	$13.00 — $1,270.25	0.83
Exercisable	2,236	$469.99	$13.00 — $1,270.25	0.83
Non-Exercisable	—	—	—	—

There were no compensation costs related to outstanding equity classified compensatory warrants for the six months ended June 30, 2025 and $9,737 for the six months ended June 30, 2024. As of June 30, 2025 and June 30, 2024, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha (see Note 8 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of this warrant was initially $82.50, and may be exercised in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to the related Securities Purchase Agreement, with Alpha. This Amendment reduced the Exercise Price of the December 22, 2022 warrant from $82.50 per share to $36.50 per share. The Amendment also revised certain provisions of the warrant which resulted in reclassification of the warrant from liabilities to equity during the year ended December 31, 2023. During the year ended December 31, 2024 this warrant was partially exercised for 31,998 shares, and as of June 30, 2025 warrants to purchase 18,002 shares of the Company’s common stock remain outstanding.

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

On April 12, 2024, in connection with the issuance of a convertible debenture to Chen (see Note 8 – Convertible Debt), the Company issued a liability classified warrant to Chen to purchase 36,001 shares of common stock, exercisable until February 27, 2029. On September 6, 2024, as a result of a down-round provision triggered by shares sold in a public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50   per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

On September 6, 2024 as a result of the down-round provision triggered by shares sold in a public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. The company recognized an additional deemed dividend of $27,587, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital.

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

On September 6, 2024, upon the closing of a public offering, the Company issued pre-funded warrants to purchase 239,456 common shares at a price of $6.45 per share with an exercise price of $0.05 per share (the “pre-funded warrants”). The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. Pre-funded warrants for 188,257 common shares were exercised during the year ended December 31, 2024. At June 30, 2025 pre-funded warrants for 51,199 common shares remained outstanding.

On September 6, 2024, upon the closing of a public offering, 16,019 warrants were issued to the placement agent. These warrants were not exercisable until March 5, 2025 and expire on September 6, 2029.

On April 28, 2025 as a result of the down-round provision triggered by the issuance of the 2025 Convertible Note (see Note 9 - Convertible Debt), warrants for 54,002 common shares were repriced from $6.50 per share exercise price to $5.82 per share exercise price. The company recognized a deemed dividend of $1,586, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the condensed consolidated statements of changes in stockholders’ equity (deficit).

No new noncompensatory warrants were issued during the three and six months ended June 30, 2025.

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2025:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	72,004	$6.50	$6.50 — $6.50	3.99
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – June 30, 2025	72,004	$6.50	$6.50 — $6.50	3.49
Exercisable	72,004	$6.50	$6.50 — $6.50	3.49
Non-Exercisable	—	—	—	—

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	50,141	$36.50	$36.50 — $36.50	4.47
Granted	18,001	$13.00	$13.00 — $13.00	4.67
Exercised	(11,539)	$13.00	$13.00 — $13.00	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – June 30, 2024	56,603	$13.00	$13.00 — $13.00	4.19
Exercisable	56,603	$13.00	$13.00 — $13.00	4.19
Non-Exercisable	—	—	—	—

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

On April 12, 2024, the Company issued to Chen an 8% Convertible Debenture with a principal amount of $1,100,000 for a purchase price of $1,000,000 less expenses pursuant to the terms of a Securities Purchase Agreement dated February 26, 2024. The Company entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million (see Note 14 — Stockholders’ Equity (Deficit)).

See Note 9 – Convertible Debt for additional information concerning convertible debt – related party transactions.

Warrants

On May 22, 2020, as a commitment fee, the Company issued warrants to Alpha for the purchase of common stock. The remaining warrants expired on May 22, 2025, and as of June 30, 2025, none of these warrants remain outstanding and exercisable. During the six months ended June 30, 2025 and 2024 there were no exercises of this warrant. This warrant was equity classified as of December 31, 2023 and was reclassified to warrant liabilities during the year ended December 31, 2024 (see Note 8 - Warrant Liabilities).

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. This warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the warrant. During the six months ended June 30, 2024, Alpha partially exercised this warrant to purchase 5,769 shares respectively, of the Company’s common stock at a weighted average exercise price of $13.00, for total cumulative proceeds to the Company of $300,000. During the six months ended June 30, 2025, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 14 – Stockholders’ Equity(Deficit)).

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

During the six months ended June 30, 2025, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 14 – Stockholders’ Equity(Deficit)).

As of June 30, 2025, the exercise price of all of the above warrants issued to Alpha was $6.50.

On April 12, 2024, in connection with the issuance of a debenture to Chen (see Note 9 – Convertible Debt), the Company issued a liability classified warrant to Chen to purchase 36,001 shares of common stock, exercisable until February 27, 2029. On September 6, 2024, as a result of a down-round provision triggered by shares sold in a public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50   per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants (see Note 14 – Stockholders’ Equity (Deficit)). On April 28, 2025, as a result of the down-round provision triggered by the issuance of the 2025 Convertible Note, the warrant was repriced from an exercise price of $6.50 per share to an exercise price of $5.82 per share.

NOTE 16 — SUBSEQUENT EVENTS

In July 2025, a total of 219 shares of Series A-2 Preferred Stock were converted into 60,165 shares of common stock at a conversion price of $3.64 per share.

In July 2025, the Company received $125,000 from an investor in exchange for a short-term promissory note with zero interest due six months after issuance with a 30% penalty in case of default. This was repaid in July 2025.

On July 25, 2025 a Certificate of Designation for 10,000 shares of Series A-3 Preferred Stock was filed, with an initial conversion price of $2.80 per share. On July 28, 2025 in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 4,500 shares of the newly designated Series A-3 Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $4.5 million before deducting placement agent fees and offering expenses.

As a result of this transaction, the conversion price of the 2025 Convertible Note was reduced from $3.80 per share to $2.80 per share, and the conversion price of 2,765 shares of Series A-2 Preferred Stock then outstanding was reduced from $3.64 to $2.80 per share pursuant to down round provisions contained in these instruments.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill (OBBB). The OBBB contains several changes to corporate taxation, including modifications to the capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

In August 2025, the Company finalized the terms of the agreements with five investors for the $2.3 million in short-term promissory notes recorded in May 2025. The agreements include a due date six months from when the funding was received as well as a 30% premium due on repayment, meaning we will record an additional $690,000 in principal for the short-term promissory notes for a total due of $3.0 million.

In July 2025, the Company repaid three lenders $1.0 million in satisfaction of their outstanding promissory notes.

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

Overview

We are an early-clinical-stage therapeutics company focused on developing treatments for adult and pediatric cancer. Our business now consists of one early-clinical-stage therapeutic program (QN-302) and one preclinical therapeutic program (Pan-RAS), and a co-development agreement with Marizyme, Inc. (“Marizyme”).

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

In addition, under a Co-Development Agreement dated April 11, 2024 with Marizyme, Inc. (“Marizyme”), we are entitled to receive quarterly a 33% payment in the nature of royalties (capped at double the amount of Funding Payment cash we provide to Marizyme) on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States. To date we have provided $700,000 of Funding Payments to Marizyme.

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

In addition, as of June 30, 2025, the Company has advanced $3,775,900 to Marizyme against which Marizyme had previously delivered its demand promissory notes to the Company of like principal amounts (the “Marizyme Note”). The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

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

While our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

●	Derivative financial instruments and warrant liabilities

●	Short-term notes receivable

●	Convertible notes

Derivative Financial Instruments and Warrant Liabilities

On April 12, 2024, in connection with an 8% Convertible Debenture in the principal amount of $1,100,000 issued to Yi Hua Chen (“Chen”) (see Note 7 - Warrant Liabilities), we issued a liability classified warrant to Chen purchase 36,001 shares of our common stock, exercisable until February 27, 2029, which remains outstanding and exercisable as of September 30, 2024.

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, as of September 30, 2024 the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares) was reclassified to liabilities (see Note 7 - Warrant Liabilities and Note 12 - Stockholders’ Equity).

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

Short-Term Notes Receivable

As of June 30, 2025, we had advanced to Marizyme $3,775,900, against which Marizyme delivered demand promissory notes to us of like principal amounts (the “Marizyme Notes”). As of June 30, 2025, accrued interest related to the Marizyme Notes was $364,596. Interest income of $140,433 and $251,303 for the three and six months ended June 30, 2025, respectively was recognized in other income in the condensed consolidated statement of operations. As of June 30, 2024 there were no amounts due to us under the Marizyme Notes.

The Marizyme Notes bear at interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the current expected credit loss (“CECL”) model, we were required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. We are unable to use our historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, we used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and our expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of June 30, 2025, the estimate for expected credit losses on the Marizyme Notes is $828,000. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. We will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

2025 Convertible Note

On April 28, 2025, we entered into a Secured Convertible Note (the “2025 Convertible Note”) with Alpha Capital Anstalt (“Alpha”, or “Holder”), pursuant to which we issued to Alpha a non-interest-bearing note with a principal of $264,000, and an original issue discount (“OID”) of 20%, or $44,000, in exchange for $220,000 cash, less $20,000 in expenses. The Note is convertible at any time at Alpha’s option, into shares of our common stock at a price equal to $3.80   per share (the “Conversion Price”), subject to certain adjustments. The Convertible Note bears no interest, and the principal will be due on January 28, 2026 (the “Maturity Date”).

We determined the 2025 Convertible Note does not contain a substantial premium and therefore we elected to account for the Convertible Note under the fair value option in accordance with ASC 825-10-15-4. We determined the fair value of the Convertible Note was $311,943 at issuance. The difference between the $220,000 proceeds received and fair value was recorded as a loss upon issuance in the amount of $91,943. Issuance costs incurred in connection with the transaction were expensed immediately.

On June 4, 2025 we paid down $132,000 in principal at the request of Alpha. As of June 30, 2025 we reassessed the fair value of the 2025 Convertible Note at $142,069, with a gain on the change in fair value of $37,874 recorded in the three months ended June 30, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024
EXPENSES
General and administrative	$1,394,932	$986,484
Research and development	17,815	754,287
Credit loss expense - short-term note receivable	271,000	-
Total expenses	1,683,747	1,740,771

LOSS FROM OPERATIONS	(1,683,747)	(1,740,771)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(15,974)	(493,206)
Gain on change in fair value of derivative liabilities	—	(10,116)
Gain on change in fair value of convertible note	(37,874)	—
Interest expense	106,052	263,560
Interest income	(142,477)	(1,094)
Loss on issuance of convertible debt	91,943	—
Gain on voluntary conversion of convertible debt into common stock	—	(83,800)
Loss on monthly redemptions of convertible debt into common stock	—	61,655
Total other expense (income), net	1,670	(263,001)
	-	-
LOSS BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,685,417)	(1,477,770)

(BENEFIT FROM) PROVISION FOR INCOME TAXES	—	(1,212)
	-	-
NET LOSS FROM CONTINUING OPERATIONS	(1,685,417)	(1,476,558)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	(100,000)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	(100,000)

NET LOSS	(1,685,417)	(1,576,558)

Deemed dividend arising from warrant down-round provision	$(1,586)	$—
	—	—
Weighted-average number of shares outstanding, basic and diluted (after stock split)	$(1,687,003)	$(1,576,558)

Total net loss per common share, basic and diluted	$(1.00)	$(10.37)
Weighted-average number of shares outstanding, basic and diluted (after stock split)	1,683,881	152,065

Expenses

General and Administrative Expenses

General and administrative expenses increased from $1.0 million for the three months ended June 30, 2024, to $1.4 million for the three months ended June 30, 2025, an increase of $0.4 million or 38%. This is primarily due to an increase in professional fees and license fees of $0.7 million as we needed more legal and accounting consultants to assist with our audit, offset by a decrease in payroll expenses of $0.3 million.

Research and Development Costs

Research and development expenses decreased from $0.8 million for the three months ended June 30, 2024, to $18,000 for the three months ended June 30, 2025, a decrease of $0.7 million or 98%. This was primarily due to all research and development being slowed down in 2025, resulting in decreases in QN-302 program expenses of $40,000, a decrease in RAS program expenses of $30,000, a decrease in payroll of $36,000 and a decrease in Marizyme research expense of $700,000.

Credit Loss Expense – Short-Term Note Receivable

Credit loss expense – short-term note receivable increased from $0 for the three months ended June 30, 2024, to $0.3 million for the three months ended June 30, 2025, an increase of $0.3 million or 100%. This is due to Marizyme notes first being recorded in July 2024, therefore no reserve was required for the three months ended June 30, 2024.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the three months ended June 30, 2025 and 2024, we experienced a gain of approximately $16,000 and a gain of approximately $0.5 million, respectively, on change in fair value of warrant liabilities, primarily due to changes in our stock price and expiration of warrants during the prior period, and changes in our stock price in the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Gain on Change in Fair Value of Derivative Liabilities

During the three months ended June 31, 2025 we experienced no change in fair value of derivative liabilities, compared to a gain of $10,000 for the three months ended June 30, 2024. We did not hold any derivative liabilities in 2025.

Gain on Change in Fair Value of Convertible Debt

During the three months ended June 31, 2025 we experienced a $38,000 gain on change in fair value of convertible debt, compared to no change for the three months ended June 30, 2024. We did not hold any convertible debt in 2024.

Interest Expense

Interest expense decreased from $0.3 million for the three months ended June 30, 2024   to $0.1 million for the three months ended June 30, 2025 due to a $0.3 million decrease for to the settlement of convertible debt in 2024, offset by interest on the amortized penalty on the 2025 Convertible Note 2025 for $106,000.

Interest Income

Interest income increased from $1,000 for the three months ended June 30, 2024 to $0.1 million for the three months ended June 30, 2025 due to a $0.1 million increase from the recording of interest on Marizyme notes receivable issued in 2024 and 2025.

Loss on Issuance of Convertible Debt

During the three months ended June 30, 2025 we experienced $0.1 million of loss on issuance of convertible debt, compared to a loss of $0 for the three months ended June 30, 2024. The 2025 Convertible Note was issued in the three months ended June 30, 2025, no notes were issued in the three months ended June 30, 2024.

Loss on Monthly Redemptions of Convertible Debt into Common Stock

During the three months ended June 30, 2025 we experienced $0 on monthly redemptions of convertible debt into common stock, compared to a loss of $62,000 for the three months ended June 30, 2024. No debt was converted into stock in 2025.

Gain on Voluntary Conversions of Convertible Debt into Common Stock

During the three months ended June 30, 2025 we experienced $0 on voluntary conversions of convertible debt into common stock, compared to a gain of $84,000 for the three months ended June 30, 2024. No debt was converted into stock in 2025.

Discontinued Operations

There was a $100,000 loss from discontinued operations during the three months ended June 30, 2024, which was generated from the early settlement of an escrow account from the sale of Qualigen, Inc. There was no loss from discontinued operations in the three months ended June 30, 2025 (See Note 5 - Discontinued Operations).

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
EXPENSES
General and administrative	$3,889,464	$2,047,419
Research and development	50,982	1,118,672
Credit loss expense - short-term note receivable	468,000	-
Total expenses	4,408,446	3,166,091

LOSS FROM OPERATIONS	(4,408,446)	(3,166,091)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(55,199)	(359,906)
Gain on change in fair value of derivative liabilities	—	(174,613)
Gain on change in fair value of convertible note	(37,874)	—
Interest expense	179,667	400,117
Interest income	(255,430)	(2,713)
Loss on issuance of convertible debt	91,943	358,279
Gain on voluntary conversion of convertible debt into common stock	—	(83,800)
Loss on monthly redemptions of convertible debt into common stock	—	208,852
Total other expense (income), net	(76,894)	346,216

LOSS BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(4,331,553)	(3,512,307)
	-	-
(BENEFIT FROM) PROVISION FOR INCOME TAXES	35	(2,998)

NET LOSS FROM CONTINUING OPERATIONS	(4,331,588)	(3,509,309)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	(100,000)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	(100,000)

NET LOSS	(4,331,588)	(3,609,309)

Deemed dividend arising from warrant down-round provision	$(1,586)	$(60,017)
	—	—
Weighted-average number of shares outstanding, basic and diluted (after stock split)	$(4,333,174)	$(3,669,326)

Total net loss per common share, basic and diluted	$(2.76)	$(27.09)
Weighted-average number of shares outstanding, basic and diluted (after stock split)	1,570,925	135,471

Expenses

General and Administrative Expenses

General and administrative expenses increased from $2.0 million for the six months ended June 30, 2024, to $3.9 million for the six months ended June 30, 2025, an increase of $1.8 million or 88%. This is primarily due to an increase in investor relation fees of $1.5 million as we paid consultants to help raise capital, plus $0.8 million increase in consultant fees offset by a decrease in payroll expenses of $0.7 million.

Research and Development Costs

Research and development expenses decreased from $1.1 million for the six months ended June 30, 2024, to $51,000 for the six months ended June 30, 2025, a decrease of $1.1 million or 95%. This was primarily due all research and development being slowed down in 2025, resulting in decreases in QN-302 program expenses of $275,000, a decrease in RAS program expenses of $58,000, a decrease in payroll of $26,000 and a decrease in Marizyme research expense of $700,000.

Credit Loss Expense – Short-Term Note Receivable

Credit loss expense – short-term note receivable increased from $0 for the six months ended June 30, 2024, to $0.5 million for the six months ended June 30, 2025, an increase of $0.5 million or 100%. This is due to Marizyme notes first being recorded in July 2024, therefore no reserve was required for the six months ended June 30, 2024.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the six months ended June 30, 2025 and 2024, we experienced a gain of approximately $55,000 and a gain of approximately $0.4 million, respectively, on change in fair value of warrant liabilities, primarily due to changes in our stock price and expiration of warrants during the prior period, and changes in our stock price in the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Gain on Change in Fair Value of Derivative Liabilities

During the six months ended June 31, 2025 we experienced no change in fair value of derivative liabilities, compared to a gain of $175,000 for the six months ended June 30, 2024. We did not hold any derivative liabilities in 2025.

Gain on Change in Fair Value of Convertible Debt

During the six months ended June 31, 2025 we experienced a $38,000 gain on change in fair value of convertible debt, compared to no change for the six months ended June 30, 2024. We did not hold any convertible debt in 2024.

Interest Expense

Interest expense decreased from $0.4 million for the six months ended June 30, 2024 to $0.2 million for the six months ended June 30, 2025 due to a $0.4 million decrease for to the settlement of convertible debt in 2024, offset by interest on the amortized penalty on the 2025 Convertible Note 2025 for $106,000.

Interest Income

Interest income increased from $3,000 for the six months ended June 30, 2024 to $0.3 million for the six months ended June 30, 2025 due to a $0.3 million increase from the recording of interest on Marizyme notes receivable issued in 2024 and 2025.

Loss on Issuance of Convertible Debt

During the six months ended June 30, 2024 we incurred a loss on issuance of convertible debt of approximately $358,000 due to the fair value of the 2024 Alpha Debenture and derivative liabilities exceeding the cash proceeds. During the six months ended June 30, 2025 we incurred a loss on issuance of convertible debt of approximately $92,000 due to the fair value of the 2025 Convertible Note and derivative liabilities exceeding the cash proceeds.

Loss on Monthly Redemptions of Convertible Debt into Common Stock

During the six months ended June 30, 2025 we experienced $0 on monthly redemptions of convertible debt into common stock, compared to a loss of $209,000 for the six months ended June 30, 2024. No debt was converted into stock in 2025.

Gain on Voluntary Conversions of Convertible Debt into Common Stock

During the six months ended June 30, 2025 we experienced $0 on voluntary conversions of convertible debt into common stock, compared to a gain of $84,000 for the six months ended June 30, 2024. No debt was converted into stock in 2025.

Discontinued Operations

There was a $100,000 loss from discontinued operations during the six months ended June 30, 2024, which was generated from the early settlement of an escrow account from the sale of Qualigen, Inc. There was no loss from discontinued operations in the six months ended June 30, 2025 (See Note 5 - Discontinued Operations).

Liquidity and Capital Resources

Our financial position is weak. As of June 30, 2025 we had approximately $332,000 in cash and net accounts payable of approximately $1.4 million. We are in arrears on accounts payable to important partners. We have incurred recurring losses from operations, and have an accumulated deficit of $127.2 million at June 30, 2025. We expect to continue to incur losses subsequent to the balance sheet date of June 30, 2025. For the six months ended June 30, 2025 and year ended December 31, 2024, we used cash of $2.7 million and $6.4 million, respectively, in operations.

Our current liabilities at June 30, 2025 include approximately $1.4 million of accounts payable, $3.4 million of short-term debt, $0.4 million of accrued expenses and other current liabilities, and $0.2 million of warrant liabilities.

From January to July 2025, the Company borrowed a total of $3,640,000 from nine investors as short-term borrowings, with some due six months from the date of issuance, some due nine months from the date of borrowing, and some with an indefinite term length. Additionally, in July 2025, the Company closed a private placement transaction to raise additional funding through the sale of equity, in the total of $4,258,000. We expect these proceeds to provide liquidity for the company through calendar year end.

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

2025 Convertible Note

On April 28, 2025, we entered into a Secured Convertible Note (the “2025 Convertible Note”) with Alpha Capital Anstalt (“Alpha”, or “Holder”), pursuant to which we issued to Alpha a non-interest-bearing note with a principal of $264,000, and an original issue discount (“OID”) of 20%, or $44,000, in exchange for $220,000 cash, less $20,000 in expenses. The Note is convertible at any time at Alpha’s option, into shares of our common stock at a price equal to $3.80   per share (the “Conversion Price”), subject to certain adjustments. The Convertible Note bears no interest, and the principal will be due on January 28, 2026 (the “Maturity Date”).

We determined the 2025 Convertible Note does not contain a substantial premium and therefore we elected to account for the Convertible Note under the fair value option in accordance with ASC 825-10-15-4. We determined the fair value of the Convertible Note was $311,943 at issuance. The difference between the $220,000 proceeds received and fair value was recorded as a loss upon issuance in the amount of $91,943. Issuance costs incurred in connection with the transaction were expensed immediately.

On June 4, 2025 we paid down $132,000 in principal at the request of Alpha. As of June 30, 2025 we reassessed the fair value of the 2025 Convertible Note at $142,069, with a gain on the change in fair value of $37,874 recorded in the three months ended June 30, 2025.

Short-Term Promissory Notes

During the six months ended June 30, 2025 we issued short term notes payable totaling $1.0 million for total net proceeds of $1.0 million. The notes are unsecured with a maturity date six months from the original issuance, and include a provision for a penalty in case of default totaling $1.1 million.

The penalty would only be triggered upon nonpayment by the Company upon the Maturity Date. Therefore, we view the Penalty to be a contingent fee which would only be triggered upon the occurrence of non-payment. Under ASC 450-20, the Penalty should be viewed as a potential loss contingency which would require payment if we do not have the ability to repay the Note at the Maturity Date. Though the Company’s financial position at June 30, 2025 is insufficient to pay the principal owed, in June 2025 the Company engaged outside consultants to raise additional funding through the sale of equity, and therefore anticipates to be able to repay $0.3 million of the notes without incurring the penalty. Therefore, as of June 30, 2025, these promissory notes will be recorded in the original agreed principal amount. However, there remains a possibility due to the timing of the due date of one note, that it will not be able to be paid on time, and therefore may incur the penalty. Therefore, the penalty for this note has been accrued in the amount of $0.2 million and will be amortized over the duration of the note, with approximately $30,000 remaining to be amortized at June 30, 2025. In the three and six months ended June 30, 2025, we recorded $0.1 million and $0.2 million, respectively, in interest related to the amortization of the penalty. No interest for promissory notes was recorded in the three and six months ended June 30, 2024.

In May 2025, we borrowed a total of $2.3 million from five investors as short term borrowings. The terms of the agreements are currently in the process of being finalized. These funds will be recorded as short term promissory notes valued at the amount of funds received.

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

On July 15, 2024, the Company advanced to Marizyme $1,250,000 against which Marizyme had previously delivered its demand promissory note to the Company of like principal amount dated July 12, 2024 (the “Marizyme Note”). During the six month periods  ending June 30, 2025 and the year ended December 31, 2024, the Company advanced additional funds of $1.5 million and $2.3 million, respectively. The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(2,687,507)	$(2,258,118)
Investing activities	(1,518,500)	350,000
Financing activities	3,363,000	1,625,000
Net decrease in cash	$(843,007)	$(283,118)

Net Cash Used in Operating Activities

During the six months ended June 30, 2025, operating activities used $2.7 million of cash, primarily resulting from a loss from continuing operations of $4.2 million. Cash flows from operating activities for the six months ended June 30, 2025 were positively impacted by adjustments for $0.5 million change in provision for credit losses of short-term notes receivable, $0.1 million in loss on issuance of convertible debt, a decrease in prepaid expenses of $1.2 million, and an increase in accrued expenses of $0.2 million. Cash flows from operating activities for the six months ended June 30, 2025 were negatively impacted by adjustments for a $55,000 gain on change in fair value of warrant liabilities, a $0.3 million increase in accrued interest on short-term notes receivable, a $38,000 gain on change in fair value of derivative liabilities, and a $0.2 million decrease in accounts payable.

During the six months ended June 30, 2024, operating activities used $2.3 million of cash, primarily resulting from a loss from continuing operations of $3.5 million. Cash flows from operating activities for the six months ended June 30, 2024 were positively impacted by adjustments for $0.1 million in stock based compensation, a $0.2 loss on monthly redemptions of convertible debt into common stock, accretion of discount of $0.3 million on convertible debt, a loss on issuance of convertible debt of $0.4 million, a $0.8 million decrease in prepaid expenses, and a $0.5 million increase in accrued expenses and other current liabilities. Cash flows from operating activities for the six months ended June 30, 2024 were negatively impacted by adjustments for a $0.4 million decrease in fair value of warrant liabilities, a $0.1 million gain on voluntary conversion of convertible debt, a $0.2 million gain on change in fair value of derivative liabilities, and a $0.4 million decrease in accounts payable.

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities resulted from advances to Marizyme of $1.5 million.

During the six months ended June 30, 2024, net cash provided from investing activities resulted from $0.4 million received from settlement of an escrow account for discontinued operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $3.4 million, which resulted from the issuance of short-term debt in the amount of $3.3 million and the issuance of convertible debt in the amount of $0.2 million, offset by repayment of convertible debt of $0.1 million.

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $1.6 million, resulting from the issuance of convertible debt in the amount of $1.5 million and proceeds from warrant exercises of $0.2 million.

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

With the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of that date.

Management identified the following material weaknesses:

●	An insufficient number of accounting personnel to adequately segregate duties.
●	Lack of designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls for our financial accounting system.
●	Absence of formalized documentation of processes and controls that could be evaluated for proper design and implementation.

Due to resource constraints, we are currently unable to employ additional personnel to remediate these material weaknesses. We do not expect remediation until we obtain additional funding to strengthen our accounting department.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, the Company is a party to certain legal proceedings. There have been no material developments with respect to these matters during the quarter ended June 30, 2025. The description of these proceedings set forth in such report is incorporated herein by reference.

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. The Company is not aware of any pending legal claims, actions, or investigations against it or its properties, other than those described above, that the Company believes would have a material adverse effect on its business, financial condition, or results of operations.

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the heading “Risk Factors.” When any one or more of these risks materialize, the Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2025	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Kevin Richardson II
	Name:	Kevin Richardson II
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

