Form 10-Q
period 2025-09-30
Qualigen Therapeutics, Inc.
filed 2025-11-14
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 5,160,383 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(Unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$38,777,166	$1,174,608
Prepaid expenses and other current assets	343,091	1,499,219
Short-term notes receivable, net of allowance for credit losses of $261,000 at September 30, 2025 and $360,000 at December 31, 2024	4,348,107	2,010,692
Total current assets	43,468,364	4,684,519
Other assets	2,000	2,000
Total Assets	$43,470,364	$4,686,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,282,224	$1,568,065
Accrued expenses and other current liabilities	41,896	170,243
Warrant liabilities	362,323	269,175
Convertible debt	339,736	—
Promissory notes	2,897,107	—
Total current liabilities	4,923,286	2,007,483
Commitments and Contingencies (Note 10)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 15,000,000 shares authorized; 45,044 and 6,256 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$36,100,334	$5,716,400
Common stock, $0.001 par value; 225,000,000 shares authorized; 3,056,822 and 736,431 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	67,734	65,314
Additional paid-in capital	131,809,991	119,958,897
Accumulated deficit	(129,430,981)	(123,061,575)
Total Stockholders’ Equity (Deficit)	38,547,078	2,679,036
Total Liabilities & Stockholders’ Equity (Deficit)	$43,470,364	$4,686,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
EXPENSES
General and administrative	$1,891,108	$1,145,152	$5,780,572	$3,186,575
Research and development	105,576	123,429	156,558	1,242,101
Credit loss expense - short-term note receivable	(567,000)	—	(99,000)	—
Total expenses	1,429,684	1,268,581	5,838,130	4,428,676

LOSS FROM OPERATIONS	(1,429,684)	(1,268,581)	(5,838,130)	(4,428,676)

OTHER EXPENSE (INCOME), NET
Loss (Gain) on change in fair value of warrant liabilities	148,346	(1,231)	93,148	(361,137)
Loss on change in fair value of derivative liabilities	—	495,693	—	321,080
Loss on change in fair value of convertible debt	197,667	—	159,793	—
Interest expense	455,941	408,359	635,607	808,477
Interest income	(193,819)	(48,082)	(449,249)	(48,082)
Loss on issuance of convertible debt	—	—	91,943	358,279
Gain on voluntary conversion of convertible debt into common stock	—	27,790	—	(56,010)
Loss on monthly redemptions of convertible debt into common stock	—	—	—	208,852
Gain on settlements of accounts payable	—	(348,305)	—	(348,305)
Other income, net	—	(6,547)	—	(9,262)
Total other expense (income), net	608,135	527,677	531,242	873,892

LOSS BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,037,819)	(1,796,258)	(6,369,372)	(5,302,568)

(BENEFIT FROM) PROVISION FOR INCOME TAXES	—	(2,198)	35	800

NET LOSS FROM CONTINUING OPERATIONS	(2,037,819)	(1,794,060)	(6,369,407)	(5,303,368)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	—	—	(100,000)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	—	—	(100,000)

NET LOSS	(2,037,819)	(1,794,060)	(6,369,407)	(5,403,368)

Deemed dividend arising from preferred stock and warrant down-round provision	$(867,796)	$(27,587)	$(869,382)	$(87,604)

Net loss attributable to Qualigen Therapeutics, Inc	$(2,905,615)	$(1,821,647)	$(7,238,789)	$(5,490,972)

Total net loss per common share, basic and diluted	$(4.68)	$(4.70)	$(4.35)	$(24.93)
Weighted-average number of shares outstanding, basic and diluted (after stock split)	620,694	387,878	1,662,223	220,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A-2		Series A-3		Series B						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2024	6,256	$5,716,400	—	$—	—	$—	736,431	$65,314	$119,958,897	$(123,061,575)	$2,679,036
Issuance of common stock for the conversion of Series A-2 preferred shares	(3,235)	(2,893,306)	—	—	—	—	888,879	889	2,892,417	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	269	—	269
Net loss	—	—	—	—	—	—	—	—	—	(2,646,172)	(2,646,172)
Balance at March 31, 2025	3,021	2,823,094	—	—	—	—	1,625,310	66,203	122,851,583	(125,707,745)	33,134
Issuance of common stock for the conversion of Series A-2 preferred shares	(37)	(33,087)	—	—	—	—	10,165	10	33,076	—	—
Net loss	—	—	—	—	—	—	-	—	—	(1,685,417)	(1,685,417)
Balance at June 30, 2025	2,984	2,790,007	—	—	—	—	1,635,475	66,213	122,884,659	(127,393,162)	(1,652,283)
Issuance of common stock for the conversion of Series A-2 preferred shares	(2,383)	(2,130,967)	—	—	—	—	1,023,658	1,024	2,129,945	—	—
Issuance of Series A-3 preferred shares upon closing of private placement	—	—	4,500	4,257,937	—	—	—	—	—	—	4,257,937
Issuance of Series B preferred shares upon closing of private placement	—	—	—	—	39,943	31,183,357	—	—	—	—	31,183,357
Issuance of common stock and warrants upon closing of private placement	—	—	—	—	—	—	497,689	497	6,795,387	—	6,795,885
Net loss	—	—	—	—	—	—	—	—	—	(2,037,819)	(2,037,819)
Balance at September 30, 2025	601	$659,040	4,500	$4,257,937	39,943	$31,183,357	3,156,822	$67,734	$131,809,991	$(129,430,981)	$38,547,077

	Series A-2		Series A-3		Series B						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	—	$—	—	$—	—	$—	107,243	$43,262	$114,655,565	$(116,802,384)	$(2,103,557)
Monthly redemptions of convertible debt into common stock	—	—	—	—	—	—	22,771	1,138	545,094	—	546,232
Fair value of warrant modification for professional services	—	—	—	—	—	—	—	—	9,737	—	9,737
Stock-based compensation	—	—	—	—	—	—	—	—	58,651	—	58,651
Net loss	—	—	—	—	—	—	—	—	—	(2,032,751)	(2,032,751)
Balance at March 31, 2024	—	—	—	—	—	—	130,014	44,400	115,269,047	(118,835,135)	(3,521,688)
Voluntary conversion of convertible debt into common stock	—	—	—	—	—	—	28,000	1,400	278,801		280,201
Monthly redemptions of convertible debt into common stock	—	—	—	—	—	—	22,726	1,137	355,959	—	357,096
Stock issued upon partial exercise of warrants	—	—	—	—	—	—	11,538	577	149,423	—	150,000
Stock-based compensation	—	—	—	—	—	—	—	—	33,086	—	33,086
Net loss	—	—	—	—	—	—	—	—	—	(1,576,558)	(1,576,558)
Balance at June 30, 2024	—	—	—	—	—	—	192,278	$47,514	$116,086,316	$(120,411,693)	$(4,277,863)
Issuance of common stock and prefunded warrants in public offering	—	—	—	—	—	—	294,481	14,724	3,038,624	—	3,053,348
Voluntary conversion of convertible debt into common stock	—	—	—	—	—	—	38,222	1,911	452,972	—	454,883
Fair value of warrant modification for professional services	—	—	—	—	—	—	—	—	2,299	—	2,299
Stock issued upon partial exercise of warrants	—	—	—	—	—	—	20,460	1,023	264,958	—	265,981
Restricted share settlements issued to former Board members	—	—	—	—	—	—	2,843	142	142,209	—	142,351
Fair value of warrants reclassified from equity to liabilities	—	—	—	—	—	—	—	—	(14,998)	—	(14,998)
Stock-based compensation	—	—	—	—	—	—	—	—	27,208	—	27,208
Net loss	—	—	—	—	—	—	—	—	-	(1,794,060)	(1,794,060)
Balance at September 30, 2024	—	$—	—	$—	—	$—	548,284	$65,314	$119,999,588	$(122,205,753)	$(2,140,851)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUALIGEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,369,407)	$(5,403,368)
Loss from discontinued operations, net of tax	—	(100,000)
Loss from continuing operations	$(6,369,407)	$(5,303,368)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock-based compensation	269	118,945
Change in fair value of warrant liabilities	93,148	(361,137)
Change in fair value of derivative liabilities	—	321,080
Gain on voluntary conversion of convertible debt	—	(56,010)
Legal expenses deducted from issuance of converftible debt	20,000	—
Issuance of common stock to consultant	325,635	—
Provision for credit losses of short-term note receivable	(99,000)	—
Accrued interest on short-term note receivable	(428,915)	(48,082)
Amortization of penalty on promissory note	635,607	—
Loss on monthly redemptions of convertible debt into common stock	—	208,852
Accretion of discount on convertible debt	—	514,028
Loss on issuance of convertible debt	91,943	358,279
Gain on change in fair value of derivative liabilities	—	—
Loss on change in fair value of convertible debt	159,793	—
Fair value of warrant modification for professional services	—	12,036

Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,156,128	554,685
Accounts payable	(285,841)	(584,537)
Accrued expenses and other current liabilities	(128,347)	207,249
Net cash used in operating activities	(4,828,985)	(4,057,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of short-term note receivable	(1,809,500)	(1,250,000)
Net cash provided by investing activities - discontinued operations	—	350,000
Net cash used in investing activities	(1,809,500)	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	200,000	1,475,000
Net Proceeds from issuance of common and preferred shares in private placement	41,911,544	—
Proceeds from issuance of common shares and prefunded warrants in public offering	—	3,053,348
Repayment of convertible debt	(132,000)	—
Repayment of promissory notes	(1,033,500)	(2,000,000)
Proceeds from warrant exercises	—	415,981
Proceeds from issuance of promissory notes	3,295,000	2,000,000
Net cash provided by financing activities - continuing operations	44,241,044	4,944,329
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	44,241,044	4,944,329

Net change in cash and cash equivalents	37,602,558	(13,651)
Cash and cash equivalents - beginning of period	1,174,608	401,803
Cash and cash equivalents- end of period	$38,777,166	$388,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$61,020
Taxes	$—	$7,864

NONCASH FINANCING AND INVESTING ACTIVITIES:
Voluntary conversion of convertible debt into common stock	$—	$735,083
Monthly redemption of convertible debt into common stock	$—	$903,329
Deemed dividend arising from warrant down-round provision	$867,796	$87,604
Exchange of derivative liability for warrant and convertible debt	$—	$675,625
Issuance of warrants to placement agent	$5,340,491	$—
Issuance of common stock for the conversion of Series A-2 preferred shares	$5,057,361	$—

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

Faraday Investment

In September 2025 the Company consummated a Subscription Agreement (the “Subscription Agreement”) with certain investors including Faraday Future Intelligent Electric Inc. (NASDAQ: FFAI)(the “Lead Investor” or “Faraday”) pursuant to which the investors purchased $41.0 million (the “Offering”) of the Company’s common stock and shares of a newly created Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) (see Note 14 - Stockholders Equity (Deficit)). Up to $6.8 million of the net proceeds from the Offering will be used to pay existing debt and fund the Company’s existing business operations, and the balance of the cash proceeds and contributed currency will be used for the establishment of the Company’s cryptocurrency treasury operations (see Note 16 - Subsequent Events).

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

The Company maintains the majority of its cash in government money market mutual funds and in accounts at banking institutions in the U.S. that are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of amounts held in excess of such insurance limitations. As of September 30, 2025, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

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

During the quarter ending September 30, 2025, while there were notable changes to the personnel within the Company’s operating structure, there were no major changes to the operations or structure itself. The Company’s legacy CEO remains responsible for allocating resources to and assessing the performance of the business, including milestone progression of products still in development, as well as cash management. All members of the senior leadership team, many of which include contractors or consultants, report to the legacy CEO. Further, in conjunction with the Offering, FFAI appointed a Co-CEO who is responsible for overseeing the establishment of the Company’s cryptocurrency treasury operations. However, as of September 30, 2025, no substantive activities related to the planned cryptocurrency treasury operations have taken place. As such, there is no change to the CODM during the quarter ended September 30, 2025, which is identified as the legacy CEO.

General and Administrative Expenses

Beginning in December 2024, the Company engaged IR Agency LLC to provide marketing and advertising services to communicate information about the Company to the investment community. During the nine months ended September 30, 2025, expenses related to the work performed by IR Agency LLC totaled million and $1.5 million, or roughly 28% of operating expenses for that period. No expense related to IR Agency LLC was incurred in the three months ended September 30, 2025. The Company deemed this expense necessary to raise additional funding which would provide liquidity to the Company for business operations. This expense is not anticipated to be recurring in future periods.

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of September 30, 2025, the Company had approximately $38.7 million in cash and an accumulated deficit of $129 million. For the nine months ended September 30, 2025 and year ended December 31, 2024, the Company used cash of $4.8 million and $6.3 million, respectively, in operations.

From January to July 2025, the Company borrowed a total of $3,640,000 from nine investors as short-term borrowings, each due within six months after the date of borrowing. In July 2025, the Company closed a private placement transaction to raise additional funding through the sale of equity, for a net total of $4,258,000. In September 2025, the Company closed a subscription agreement to raise additional funding through the sale of equity for a net total of $37,700,000. While this $37.7 million of cash was received, up to $6.8 million of the net cash proceeds will be used to pay existing debt and fund the Company’s existing research and development operations, and the balance of the cash proceeds will be used for the establishment of the Company’s new cryptocurrency treasury operations, and will therefore not readily be available to fund immediate operations.

Additionally, during the nine months ended September 30, 2025, the Company repaid approximately $1.1 million of outstanding promissory notes.

The Company expects to continue to have net losses and negative cash flow from operations, which will challenge its liquidity  . While the Company is establishing cryptocurrency treasury operations, it is newly established and there are no guarantees it will generate revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

NOTE 3 — FAIR VALUE MEASUREMENTS

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of September 30, 2025:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$38,213,566	$-	$-	$38,213,566
Total Assets	$38,213,566	$-	$-	$38,213,566
Liabilities
Convertible Debt	$-	$-	$339,736	$339,736
Warrant Liabilities	—	—	362,323	362,323
Total Liabilities	$—	$—	$702,059	$702,059

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of December 31, 2024:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$724,732	$-	$-	$724,732
Total Assets	$724,732	$-	$-	$724,732
Liabilities
Warrant Liabilities	$-	$-	$269,175	$269,175
Total Liabilities	$—	$—	$269,175	$269,175

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Prepaid consulting	$59,044	$1,241,537
Prepaid insurance	226,156	226,482
Prepaid legal	43,758	—
Other current assets	14,133	31,200
	$343,091	$1,499,219

NOTE 5 — SHORT-TERM NOTE RECEIVABLE

Short-term note receivable consisted of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Short-term note receivable - Marizyme	$4,609,107	$2,370,692
Less allowance for credit losses	(261,000)	(360,000)
	$4,348,107	$2,010,692

Allowance for credit losses consisted of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Beginning Balance	$(360,000)	$—
Current period provision for expected credit losses	99,000	(360,000)
Ending Balance	$(261,000)	$(360,000)

During the nine months ended September 30, 2025, the Company advanced to Marizyme, Inc., $1.8 million, against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). As of September 30, 2025, accrued interest related to the Marizyme Notes was $0.5 million. Of this amount, approximately $178,000 and $429,000 was recorded in the three and nine month period ended September 30, 2025, respectively, and was recognized in interest income in the consolidated statement of operations, and the total is included in short-term notes receivable on the consolidated balance sheet. As of December 31, 2024 there was $2,257,400 due to the Company under the Marizyme Notes, as well as $113,292 of accrued interest.

The Marizyme Notes bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Notes at any time and from time to time, in whole or in part, without premium or penalty.

On August 21, 2025, an amendment was made to the original agreement, reclassifying Marizyme’s debt to the Company from junior to senior, therefore changing the assumptions used in our analysis. Additionally, as a result of this amendment the maturity date of the debt changed to August 21, 2026, as there was no previously defined due date.

Under ASC 326-20, known as the CECL model, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and the Company’s expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of September 30, 2025, the estimate for expected credit losses on the Marizyme Notes is $261,000. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

The Company is also party to a Co-Development Agreement with Marizyme (see Note 13 - Research and License Agreements).

NOTE 6 — DISCONTINUED OPERATIONS

On July 20, 2023, the Company completed the sale of Qualigen, Inc., its formerly wholly-owned subsidiary, to Chembio Diagnostics, Inc. for net cash consideration of $5.4 million, of which $4.9 million was received during the year ended December 31, 2023, and $450,000 was being held in escrow until January 20, 2025 to satisfy certain Company indemnification obligations. On June 4, 2024, the escrow account was settled early by mutual agreement of the Company and the buyer resulting in cash proceeds to the Company of $350,000 and a loss on disposal of discontinued operations of $100,000 for the nine months ended September 30, 2024. There was no activity related to Qualigen, Inc. during the nine months ended September 30, 2025.

There were no assets and liabilities remaining related to Qualigen, Inc. as of September 30, 2025 or December 31, 2024.

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at September 30, 2025 and December 31, 2024:

	September 30	December 31,
	2025	2024
License fees	$-	$14,427
Professional fees	41,896	109,324
Vacation	-	46,492
	$41,896	$170,243

NOTE 8 — WARRANT LIABILITIES

On November 20, 2024, the Company closed its private placement transaction resulting in the issuance of newly designated Series A-2 Preferred Stock (see Note 14 – Stockholders Equity (Deficit)). As a result of the issuance of a new class of voting securities, the Company evaluated its equity classified warrants’ respective terms, and concluded that warrants for 68,712 common shares with a weighted average exercise price of $2.00 were required to be reclassified to liabilities, including pre-funded warrants with an exercise price of $0.05 per share. The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. At September 30, 2025, pre-funded warrants for 51,199 common shares remained outstanding. During the three and nine months ended September 30, 2025 the Company recorded a loss on change in fair value of warrant liabilities of $148,347 and $94,119.29, respectively for these warrants. At September 30, 2025 and December 31, 2024, the fair value of these warrants was $362,323 and $269,175, respectively.

In 2004, the Company issued warrants to various investors and brokers for the purchase of Series C preferred stock in connection with a private placement (the “Series C Warrants”). The Series C Warrants were subsequently extended and, upon closing of the reverse recapitalization transaction with Ritter, exchanged for warrants to purchase common stock of the Company. On February 27, 2024, these Series C Warrants were repriced as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debentures described below, from an exercise price of $36.50 per share to an exercise price of $13.00 per share, with 16,473 additional ratchet Series C Warrants issued, resulting in 25,586 Series C Warrants outstanding on March 31, 2024, which expired on June 26, 2024, resulting in a gain recorded in the amount of $187,900. At September 30, 2025 and December 31, 2024 the fair value of these warrants was $0.

The following table summarizes the activity in liability classified warrants for the nine months ended September 30, 2025:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2024	68,712	$2.00	$0.05 - $7.80	4.32	*
Granted	—	-	—	-
Exercised	—	—	—	—
Reclassified from equity	—	—	—	—
Reclassified to equity	—	—	—	—
Expired	(1,494)	$6.50	$6.50 - $6.50	—
Total outstanding – September 30, 2025	67,218	$1.90	$0.05 - $7.80	3.94	*
	67,218	$1.90	$0.05 - $7.80	3.94	*

*	excludes 51,199 pre-funded warrants which have no expiration date.

The following table summarizes the activity in liability classified warrants for the nine months ended September 30, 2024:

	Common Stock Warrants
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2023	9,113	$36.50	$36.50 - $36.50	0.49
Granted	52,474	$10.96	$6.50 - $13.00	4.41
Exercised	—	—	—	—
Reclassified from equity	2,314	$6.50	$6.50 - $6.50	4.41
Reclassified to equity	—	—	—	—
Expired	(25,586)	$13.00	$13.00 - $13.00	—
Total outstanding – September 30, 2024	38,315	$6.50	$6.50 - $6.50	4.41
Exercisable	38,315	$6.50	$6.50 - $6.50	4.41

The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of September 30, 2025:

Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant Liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2024	$—	$—	$269,175	$269,175
Granted	—	—	—	—
Exercised	—	—	—	—
Loss on change in fair value of warrant liabilities	—	—	93,148	93,148
Balance as of September 30, 2025	$—	$—	$362,323	$362,323

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

During the three and nine months ended September 30, 2025, there were no warrants reclassified from equity to liabilities. There were no transfers of financial assets or liabilities between category levels for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, warrants for 2,314 common shares with an exercise price of $6.50 with a fair value of $14,997 as of September 30, 2024 were reclassified from equity to liabilities.

The value of the warrant liabilities was based on a valuation received from an independent valuation firm determined using the Black-Scholes Model at September 30, 2025, and a Monte-Carlo simulation at September 30, 2024. For volatility, the Company considers comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants and transitions to its own volatility as the Company develops sufficient appropriate history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Any significant changes in the inputs may result in significantly higher or lower fair value measurements.

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Risk-free interest rate	3.66% — 3.71%	3.71%	3.79%	4.24% - 4.38%
Expected volatility (peer group)	130.0% — 130.0%	130.00%	133.50%	117.5% - 125.0%
Term of warrants (years)	3.94 — 5.00	4.32	4.2	0.4 - 4.70
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

During the three and nine months ending September 30, 2024 in connection with the 2024 Alpha Debenture, the Company recorded initial derivative liabilities with a fair value of $858,279, and recorded interest expense of $165,000 and $403,000, respectively, (of which approximately $154,000 and $376,000 was attributable to discount accretion, respectively) in other expenses in the condensed consolidated statements of operations related to the 2024 Alpha Debenture. The Securities Purchase Agreement related to the issuance of 2024 Alpha Debenture resulted in down-round provisions of various warrants being triggered which resulted in reductions of the exercise price of these warrants from $0.73 per share to $0.26 per share.

As of September 30, 2024, the fair value of derivative liabilities related to the 2024 Alpha Debenture was $536,977.

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

In November 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, the Company and Chen executed an Exchange Agreement (the “Exchange Agreement”), agreeing to convert all outstanding principal and accrued interest on the 2024 Chen Debenture totaling approximately $1,154,000, in exchange for 1,154 shares of newly designated Series A-2 Preferred Stock, in full settlement of the Company’s obligations with respect to the Chen Debenture. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the 2024 Chen Debenture.

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

On June 4, 2025 the Company paid down $132,000 in principal at the request of Alpha. As of September 30, 2025 the Company reassessed the fair value of the 2025 Convertible Note at $213,367, with a gain on the change in fair value of $71,298 and $33,424 recorded in the three and nine months ended September 30, 2025, respectively.

NOTE 10 — PROMISSORY NOTES

During the nine months ended September 30, 2025 the Company issued short term notes payable totaling $1.0 million for total net proceeds of $1.0 million. The notes are unsecured with a maturity date six months from the original issuance, and include a provision for a penalty in case of default totaling $1.1 million.

In July 2025, the Company repaid three lenders $1.0 million in satisfaction of their outstanding promissory notes. The additional $0.2 million was paid as a premium to the lenders and has been recorded under interest expense.

In August 2025, the Company finalized the terms of the agreements with five investors for the $2.3 million in short-term promissory notes recorded in May 2025. The agreements include a due date six months from when the funding was received as well as a 30% premium due on repayment, meaning we will record an additional $690,000 in principal for the short-term promissory notes for a total due of $3.0 million. Interest expense was recorded for these premiums during the three and nine months ended September 30, 2025 in the amount of $342,231.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss used for basic earnings per share	$(2,037,819)	$(1,821,627)	$(6,369,407)	$(5,490,972)
Basic weighted-average common shares outstanding	620,694	387,878	1,662,223	220,221
Dilutive potential shares issuable from preferred stock, convertible debt, stock options and warrants	—	—	—	—
Diluted weighted-average common shares outstanding	620,694	387,878	1,662,223	220,221

The following potentially dilutive securities have been excluded from diluted net loss per share as of September 30, 2025 and 2024 because their effect would be anti-dilutive:

	As of September 30,
	2025	2024
Shares of common stock subject to outstanding options	1,570	6,740
Shares of common stock subject to outstanding warrants (excluding pre-funded warrants)	1,175,449	90,023
Shares of common stock subject to outstanding preferred stock	20,054,987	—
Shares of common stock subject to outstanding convertible debt	58,771	246,003
Total common stock equivalents	21,290,777	342,766

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

The Company filed its answer on March 17, 2025, denying the material allegations in the complaint and asserting various affirmative defenses. On October 9, 2025 the matter was settled out of court and the Company agreed to pay Lifesci $75,000 to settle the outstanding claim. As the company had already recorded $35,000 payable to LifeSci, an additional accrual of $40,000 was recorded as of September 30,2025.

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

For both the three months ended September 30, 2025 and 2024, there were license costs of $0 and for the nine months ended September 30, 2025 and 2024, there were license costs of approximately $0 an $2,000, respectively, related to this agreement which are included in research and development expenses in the condensed consolidated statements of operations.

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

There were no sponsored research expenses related to these agreements for the three and nine months ended September 30, 2025 and 2024. License costs were approximately $0 and $22,000 related to these agreements for the three months ended September 30, 2025 and 2024, respectively and approximately $0 and $76,000 for the nine months ended September 30, 2025 and 2024, respectively and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

The sponsored research agreement for QN-247 expired in August 2022 and there were no sponsored research expenses related to these agreements for the three and nine months ended September 30, 2025 and 2024. License costs related to these agreements for the three and nine months ended September 30, 2025 and 2024 were approximately $0 and $1,000, respectively, and are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

Marizyme

On April 11, 2024, the Company entered into a Co-Development Agreement with Marizyme. Under the Co-Development Agreement (as amended), the Company agreed to pay Marizyme a Funding Payments and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payments are designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the Funding Payments the Company will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company advanced $1,809,500 and $2,257,400, respectively, to Marizyme, against which Marizyme had previously delivered demand promissory notes to the Company. Accrued interest related to the Marizyme Notes as of September 30, 2025 and December 31, 2024 was $542,207 and $113,292, respectively, and interest income for the three months ended September 30, 2025 in the amount of $177,612 and for the nine months ended September 30, 2025 in the amount of $428,915 was recognized in other income in the consolidated statement of operations, and a $261,000 loan loss reserve was recorded in operations in the consolidated statement of operations (see Note 5 – Short-Term Note Receivable).

NOTE 14 — STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2025 and December 31, 2024, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

At September 30, 2025, the Company has reserved 20,708,447 shares of authorized but unissued common stock for possible future issuance as follows:

Exercise of issued and future grants of stock options	15,114
Conversion of Series A-2 preferred stock	267,364
Conversion of Series A-3 preferred stock	2,003,562
Conversion of Series B preferred stock	17,784,061
Conversion of convertible debt	58,771
Exercise of stock warrants	579,575
Total	20,708,447

Faraday Subscription Agreement

As described in Note 1 – Organization and Summary of Significant Accounting Policies and Estimates, on September 29, 2025, the Company consummated the Subscription Agreement with certain investors, including Faraday pursuant to which the Company issued and sold 337,432 shares of the Company’s common stock and issued 100,000 to the Company’s legal firm. The purchase price of the common stock was $2.246 per share for an aggregate $0.8 million.

Additionally, in connection with the closing of the Subscription Agreement, the Company issued 60,257 shares of common stock as compensation to its advisor which has been accounted for under ASC 718 Compensation—Stock Compensation. The grant date fair value of these shares of $0.3 million, is included in General and Administrative Expenses on the Company’s Condensed Consolidated Statement of Operations.

Further, in connection with the closing of the Subscription Agreement, 1,087,266 warrants were issued to the placement agent, (the “Placement Agent Warrants”). The Placement Agent Warrants were immediately exercisable and have an initial exercise price of $2.47 per share. At September 30, 2025, 1,087,266 Placement Agent Warrants remain outstanding.

2024 Common Stock Purchase Agreement

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

No upfront fees were paid to the Investor at the execution of the arrangement. As of September 30, 2025, no registration statement had been filed and thus the Commencement Date permitting the sale of shares under the Common Stock Purchase Agreement had not yet occurred.

The Company evaluated the Common Stock Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require the Investor to purchase shares of Common Stock in the future, similar to a put option. The Company concluded the Common Stock Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded the derivative instrument had no value at inception, as of December 31, 2024, or as of September 30, 2025.

Preferred Stock

There are a total of 15,000,000 shares of Preferred Stock authorized , of which 10,000 shares are designated as Series A-2 Preferred Stock, 10,000 shares are designed as Series A-3 Preferred Stock, and to 500,000 shares are designated as Series B Preferred Stock.

As described in Note 1 – Organization and Summary of Significant Accounting Policies and Estimates, on September 29, 2025, the Company consummated the Subscription Agreement pursuant to which the Company issued 39,943 shares of the newly designated Series B Preferred Stock, for $1,000 per share, for aggregate gross proceeds of approximately $39.9 million, before deducting placement agent fees and other offering expenses.

On July 28, 2025, in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 4,500 shares of Series A-3 Convertible Preferred Stock, par value $0.001 per share, (the “Series A-3 Preferred Stock”), at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $4.5 million before deducting placement agent fees and offering expenses.

On November 20, 2024 in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 5,102 shares of the newly designated Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock” and together with the Series A-3 Preferred Stock, the “Series A Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $5.1 million. The Company also entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million. At December 31, 2024, the Company had 6,256 shares of Series A-2 Convertible Preferred Stock outstanding which were convertible into 1,718,681 shares of common stock at a Conversion Price of $3.64. During the three and nine months ended September 30, 2025, 2,383 and 5,656 shares respectively, of Series A-2 Convertible Preferred Stock were converted into 1,461,090 and 2,360,134 shares respectively, of common stock at a Conversion Price ranging from $3.64 to $2.246. At September 30, 2025, the Company’s outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Conversion Price	Common Stock Equivalent
Series A-2	10,000	601	$2.246	267,364
Series A-3	10,000	4,500	$2.246	2,003,562
Series B	500,000	39,943	$2.246	17,784,061

The shares of Series A-2 Preferred Stock have the rights, preferences, powers, restrictions and limitations as set forth below.

Conversion Rights – Each share of Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of common stock equal to $1,000 (the “Stated Value”), divided by a conversion price initially equal to $3.64 for each share of Series A-2 Preferred Stock, $2.80 for each share of Series A-3 Preferred stock and $2.246 for each share of Series B Preferred Stock (the “Conversion Shares”), subject to adjustment for any stock splits, stock dividends and similar events (the “Conversion Price”).

The Conversion Prices of the Series A Convertible Preferred Stock are also subject to “ratchet” antidilution adjustments if the Company at any time while the Series A Preferred Stock is outstanding issues common stock or common stock equivalents at a lower effective price per share than the then-effective Conversion Price, in all cases subject to a floor price of $1.82 and $1.40 for the Series A-2 Preferred Stocka and the Series A-3 Preferred Stock, respectively. Conversion of the Series A Preferred Stock will be prohibited if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 4.99% (or 9.99% at the option of the holder) of the total number of shares of the Company’s common stock issued and outstanding.

Liquidation Preference – Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders of Series A Preferred Stock shall be entitled to an amount equal to the Stated Value for each share of Series A Preferred Stock before any distribution or payment shall be made to the holders of common stock. Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders of Series B Preferred Stock shall be entitled to an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon before any distribution or payment shall be made to the holders of common stock.

Voting Rights – The holders of Series A Preferred Stock are entitled to vote, together as a single class with the common stock, on all matters presented to the common stockholders for a vote. Each share of Series A Preferred Stock is entitled to a number of votes equal to the number of shares into which such share of Series A Preferred Stock would be convertible, as of the record date for determination of stockholders entitled to vote as to such matter, if the conversion price was equal to the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) as of the original issue date of the Series A Preferred Stock, taking into account for such purposes the beneficial ownership limitation as then in effect. The holders of Series B Preferred stock will vote together with common stock on an as-converted basis.

Dividends – The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive dividends, if and when such dividends are paid to holders of common stock, in the same form and at the same time on an as-converted to common stock basis.

Protective Provisions – At all times while the Series A Preferred Stock and Series B Preferred Stock are outstanding, without the consent of the holders of at least 67% of the Stated Value of each series of the then-outstanding Series A Preferred Stock and holders of at least 75% of the Stated Value of the then-outstanding Series B Preferred Stock, (the “Required Consent”), the Company is prohibited from amending its charter documents in any manner that adversely affects the rights of the Series A Preferred Stock and Series B Preferred Stock, repurchase junior securities of the Company, pay cash dividends or distributions on junior securities of the Company, or enter into a material transactions with an affiliate of the Company (unless it is at arm’s length and expressly approved by a majority of the disinterested directors). Without the Required Consent of the Series B-Preferred Stock, the Company is prohibited from entering into, creating, assuming or guaranteeing any new indebtedness or liens of any kind.

In addition, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to redemption or distribution of assets upon a Liquidation (as defined in Section 5) senior to, or otherwise pari passu with, the Series B Preferred Stock or, authorize or create any class of stock ranking as to dividends senior to, or otherwise pari passu with, the Series B Preferred Stock, (c) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series B Preferred Stock, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Upon any subsequent issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), holders of Series B Preferred Stock may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of Series B Preferred Stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis. Additionally, if in such Subsequent Financing there are any contractual provisions or side letters that provide terms more favorable to the investors than the terms previously provided to holders of the Series B Preferred Stock, holders of the Series B Preferred Stock shall become a part of the transaction documents, at their option.

Stock Options and Warrants

Stock Options

The Company recognizes all compensatory share-based payments as compensation expense over the service period, which is generally the vesting period.

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At September 30, 2025 and December 31, 2024, there were 1,570 and 1,870 outstanding stock options, respectively, under the 2020 Plan and on such dates there were 13,544 and 13,244 shares reserved under the 2020 Plan, respectively, for future grant.

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at September 30, 2025, and changes during the nine-month period then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	1,870	$1,948.41	$256.80 — $2,565.00	5.93
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(300)	$1,527.27	$256.80 — $2,565.00	—
Total outstanding – September 30, 2025	1,570	$2,028.88	$256.80 — $2,485.00	5.11
Exercisable (vested)	1,560	$2,040.24	$256.80 — $2,485.00	5.09
Non-Exercisable (non-vested)	10	$256.80	$256.80 — $256.80	7.02

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

There were approximately $0 and $27,000 of compensation costs related to outstanding stock options for the three months ended September 30, 2025 and 2024, respectively and approximately $300 and $119,000 of compensation costs related to outstanding stock options for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements.

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

No stock options were granted or exercised during the nine months ended September 30, 2025 and June 30, 2024.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. Key valuation assumptions include:

●	Expected dividend yield. The expected dividend is assumed to be zero, as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

●	Expected stock-price volatility. The Company’s expected volatility is derived from the average historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term, because the Company does not have sufficient stock price history over the expected term.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

The Company recorded share-based compensation expense and classified it in the unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$—	$27,208	$269	$94,264
Research and development	—	—	—	24,680
Total	$—	$27,208	$269	$118,944

Equity Classified Compensatory Warrants

As part of the May 2020 reverse recapitalization transaction, the Company issued equity classified compensatory common stock warrants to an advisor and its designees. In addition, various service providers hold equity classified compensatory common stock warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock). These are to be differentiated from the Series C Warrants described in Note 8- Warrant Liabilities. As of September 30, 2025, warrants to purchase 164 shares of the Company’s common stock remain outstanding.

On February 27, 2024, as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture, 1,353 warrants were repriced from $36.50 per share exercise price to $13.50 per share exercise price. The increase in fair value of $9,737 for the modification of these warrants was charged to general and administrative expenses in the Company’s condensed consolidated statements of operations. On September 6, 2024 as a result of a down-round provision triggered by shares sold in the public offering, these warrants were repriced again from $13.50 per share exercise price to $6.50 per share exercise price. These warrants were reclassified to warrant liabilities during the year ended December 31, 2024 and expired during the quarter ended September 30, 2025 (See Note 8 – Warrant Liabilities)

No new compensatory warrants were issued during the nine months ended September 30, 2025 or 2024.

The following table summarizes the equity classified compensatory warrant activity for the nine months ended September 30, 2025:

	Common Stock
	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	509	$1,270.25	$1,270.25 — $1,270.25	0.69
Exercised	—	—	—	—
Expired	(349)	$1,270.25	$1,270.25 — $1,270.25	—
Forfeited	—	—	—	—
Total outstanding – September 30, 2025	160	$1,270.25	$1,270.25— $1,270.25	1.06
Exercisable	160	$1,270.25	$1,270.25 — $1,270.25	1.06
Non-Exercisable	—	—	—	—

The following table summarizes the equity classified compensatory warrant activity for the nine months ended September 30, 2024:

	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	2,381	$534.44	$66.00 — $1,270.25	1.25
Exercised	—	—	—	—
Expired	(520)	$1,033.15	$1,033.15 — $1,033.15	—
Forfeited	—	—	—	—
Total outstanding – September 30, 2024	1,861	$351.88	$6.50 — $1,270.25	4.50
Exercisable	1,861	$351.88	$6.50 — $1,270.25	0.72
Non-Exercisable	—	—	—	—

There were no compensation costs related to outstanding equity classified compensatory warrants for the nine months ended September 30, 2025 and $12,000 for the nine months ended September 30, 2024. As of September 30, 2025 and September 30, 2024, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha (see Note 8 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of this warrant was initially $82.50, and may be exercised in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to the related Securities Purchase Agreement, with Alpha. This Amendment reduced the Exercise Price of the December 22, 2022 warrant from $82.50 per share to $36.50 per share. The Amendment also revised certain provisions of the warrant which resulted in reclassification of the warrant from liabilities to equity during the year ended December 31, 2023. During the year ended December 31, 2024 this warrant was partially exercised for 31,998 shares, and as of September 30, 2025 warrants to purchase 18,002 shares of the Company’s common stock remain outstanding.

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

On September 6, 2024, upon the closing of a public offering, the Company issued pre-funded warrants to purchase 239,456 common shares at a price of $6.45 per share with an exercise price of $0.05 per share (the “pre-funded warrants”). The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. Pre-funded warrants for 188,257 common shares were exercised during the year ended December 31, 2024. At September 30, 2025 pre-funded warrants for 51,199 common shares remained outstanding.

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

As discussed above, on September 29, 2025, 1,087,266 Placement Agent Warrants were issued. The Placement Agent Warrants were immediately exercisable and have an initial exercise price of $2.47 per share. At September 30, 2025, 1,087,266 Placement Agent Warrants remain outstanding.

The following table summarizes the noncompensatory equity classified warrant activity for the nine months ended September 30, 2025:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	72,004	$6.50	$6.50 — $6.50	3.99
Granted	1,087,266	2.47	$2.47 — $2.47	5.00
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – September 30, 2025	1,159,270	$2.72	$2.47 — $6.50	4.89
Exercisable	1,159,270	$2.72	$2.47 — $6.50	4.89
Non-Exercisable	—	—	—	—

The following table summarizes the noncompensatory equity classified warrant activity for the nine months ended September 30, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	50,141	$36.50	$36.50 — $36.50	4.47
Granted	70,021	$6.81	$6.50 — $7.80	4.54
Pre-funded investor warrants issued	239,456	$0.05	$0.05 — $0.05	n/a
Exercised	(31,998)	$13.00	$13.00 — $13.00	—
Reclassified to liabilities	(2,314)	$6.50	$6.50 — $6.50	4.41
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – September 30, 2024	325,306	$6.50	$0.00 — $6.50	n/a
Exercisable	309,287	$6.50	$0.00 — $6.50	n/a
Non-Exercisable	16,019	$7.80	$7.80 — $7.80	4.94

NOTE 15 — RELATED PARTY TRANSACTIONS

Lead Investor Agreement

In connection with the Subscription Agreement, the Company and Faraday entered into a Lead Investor Agreement (the “Lead Investor Agreement”), pursuant to which, among other things, the Company has agreed to adopt a treasury reserve policy suitable to Faraday and has agreed to certain governance changes including, among other things, the reduction of the size of the Board of Directors, of which two will initially be appointed by Faraday.

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

Warrants

On May 22, 2020, as a commitment fee, the Company issued warrants to Alpha for the purchase of common stock. The remaining warrants expired on May 22, 2025, and as of September 30, 2025, none of these warrants remain outstanding and exercisable. During the nine months ended September 30, 2025 and 2024 there were no exercises of this warrant. This warrant was equity classified as of December 31, 2023 and was reclassified to warrant liabilities during the year ended December 31, 2024 (see Note 8 - Warrant Liabilities).

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. This warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the warrant. During the nine months ended September 30, 2024, Alpha partially exercised this warrant to purchase 5,769 shares respectively, of the Company’s common stock at a weighted average exercise price of $13.00, for total cumulative proceeds to the Company of $300,000. During the nine months ended September 30, 2025, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 14 – Stockholders’ Equity(Deficit)).

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

During the nine months ended September 30, 2025, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 14 – Stockholders’ Equity(Deficit)).

As of September 30, 2025, the exercise price of all of the above warrants issued to Alpha was $6.50.

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

NOTE 16 — SUBSEQUENT EVENTS

In October 2025, the Company repaid one lender $0.3 million in satisfaction of their outstanding promissory note.

In October 2025, the Company made a payment to settle an outstanding lawsuit. The total payment was $0.1 million, which was accrued as of September 30, 2025. Refer to Note 12 – Commitments and Contingencies.

In October 2025, a total of 3,753 shares of Series A-3 Preferred Stock were converted into 1,662,945 shares of common stock at a conversion price of $2.246 per share.

In October 2025, the Company entered into an agreement with Bitgo to manage the Company’s cryptocurrency portfolio. The Company transferred $20 million   to Bitgo to establish a cryptocurrency fund.

In October 2025, an additional $0.1 million was advanced to Marizyme against which Marizyme delivered a demand promissory note to the Company of like principal amount with terms similar to the Marizyme Notes described in Note 5 - Short Term Notes Receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the twelve months ended December 31, 2024, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 30, 2025. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Qualigen” refer to Qualigen Therapeutics, Inc. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

In addition, as of September 30, 2025, we have advanced $4,066,900 to Marizyme against which Marizyme had previously delivered its demand promissory notes to us of like principal amounts (the “Marizyme Note”). The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

Faraday Investment

In September 2025 we consummated a Subscription Agreement (the “Subscription Agreement”) with certain investors including Faraday Future Intelligent Electric Inc. (NASDAQ: FFAI)(the “Lead Investor” or “Faraday”) pursuant to which the investors purchased $41.0 million (the “Offering”) of our common stock and shares of a newly created Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Up to $6.8 million of the net proceeds from the Offering will be used to pay existing debt and fund our existing business operations, and the balance of the cash proceeds and contributed currency will be used for the establishment of our cryptocurrency treasury operations, using AlxCrypto. AIxCrypto (AIxC) is committed to building a world-leading ecosystem that integrates Artificial Intelligence (AI) and blockchain, bridging Web2 and Web3. This ecosystem unites a decentralized protocol, distributed network, AI DePIN and EAI RWA value regeneration, and a DeAI Agent product and technology platform designed to achieve optimal trading performance. Its core products include the BesTrade DeAI Agent and the AIxC ecosystem products.

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

Derivative Financial Instruments and Warrant Liabilities

On April 12, 2024, in connection with an 8% Convertible Debenture in the principal amount of $1,100,000 issued to Yi Hua Chen (“Chen”) (see Note 7 - Warrant Liabilities), we issued a liability classified warrant to Chen purchase 36,001 shares of our common stock, exercisable until February 27, 2029, which remains outstanding and exercisable as of September 30, 2025.

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

Short-Term Notes Receivable

As of September 30, 2025, we had advanced to Marizyme $4,066,900, against which Marizyme delivered demand promissory notes to us of like principal amounts (the “Marizyme Notes”). As of September 30, 2025, accrued interest related to the Marizyme Notes was $542,207. Interest income of $177,611 and $428,915 for the three and nine months ended September 30, 2025, respectively was recognized in other income in the condensed consolidated statement of operations.

The Marizyme Notes bear at interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the current expected credit loss (“CECL”) model, we were required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. We are unable to use our historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, we used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and our expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of September 30, 2025, the estimate for expected credit losses on the Marizyme Notes is $261,000. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. We will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

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

On June 4, 2025 we paid down $132,000 in principal at the request of Alpha. As of September 30, 2025 we reassessed the fair value of the 2025 Convertible Note at $213,367, with a loss on the change in fair value of $71,298 and $33,424 recorded in the three and nine months ended September 30, 2025, respectively.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024
EXPENSES
General and administrative	$1,891,108	$1,145,152
Research and development	105,576	123,429
Credit loss expense - short-term note receivable	(567,000)	-
Total expenses	1,429,684	1,268,581

LOSS FROM OPERATIONS	(1,429,684)	(1,268,581)

OTHER EXPENSE (INCOME), NET
Loss (Gain) on change in fair value of warrant liabilities	148,346	(1,231)
Loss on change in fair value of derivative liabilities	—	495,693
Loss on change in fair value of convertible note	197,667	—
Interest expense	455,941	408,359
Interest income	(193,819)	(48,082)
Loss on voluntary conversion of convertible debt into common stock	—	27,790
Gain on settlements of accounts payable	—	(348,305)
Other income, net	—	(6,547)
Total other expense (income), net	608,135	527,677
	-	-
LOSS BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,037,819)	(1,796,258)

(BENEFIT FROM) PROVISION FOR INCOME TAXES	—	(2,198)
	-	-
NET LOSS FROM CONTINUING OPERATIONS	(2,037,819)	(1,794,060)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	—
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	—

NET LOSS	(2,037,819)	(1,794,060)

Deemed dividend arising from warrant down-round provision	$(867,796)	$(27,587)
	—	—
Weighted-average number of shares outstanding, basic and diluted (after stock split)	$(2,905,615)	$(1,821,647)

Total net loss per common share, basic and diluted	$(4.68)	$(4.70)
Weighted-average number of shares outstanding, basic and diluted (after stock split)	620,694	387,878

Expenses

General and Administrative Expenses

General and administrative expenses increased from $1.1 million for the three months ended September 30, 2024, to $1.9 million for the three months ended September 30, 2025, an increase of $0.8 million or 72%. This is primarily due to an increase in professional fees of $1.3 million as we needed more legal and accounting consultants to assist with our audit, offset by a decrease in payroll expenses of $0.3 million resulting from a downsizing of our workforce and a decrease in investor relations expense of $0.2 million resulting from our no longer needing to seek additional investors in the current quarter.

Research and Development Costs

Research and development expenses decreased from approximately $123,000 for the three months ended September 30, 2024, to approximately $105,000 for the three months ended September 30, 2025, a decrease of $18,000 million or 15%. This was primarily due to all research and development being slowed down in 2025, resulting in decreases in QN-302 clinical trail expenses of approximately $97,000 and License Fees of approximately $22,000, offset by increased billing for lab services of approximately $104,000.

Credit Loss Expense – Short-Term Note Receivable

Credit loss expense – short-term note receivable increased from $0 for the three months ended September 30, 2024, to $0.6 million for the three months ended September 30, 2025, an increase of $0.6 million or 100%. This is due to Marizyme notes first being recorded in July 2024, and no assessment being performed until December 31, 2024, therefore no reserve was recorded for the three months ended September 30, 2024.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the three months ended September 30, 2025 and 2024, we experienced a loss of approximately $148,000 and a gain of approximately $1,000, respectively, on change in fair value of warrant liabilities, primarily due to changes in our stock price and expiration of warrants during the prior period, and changes in our stock price in the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Gain on Change in Fair Value of Derivative Liabilities

During the three months ended September, 2025 we experienced no change in fair value of derivative liabilities, compared to a loss of approximately $496,000 for the three months ended September 30, 2024. We did not hold any derivative liabilities in 2025.

Loss on Change in Fair Value of Convertible Debt

During the three months ended September 30, 2025 we experienced an approximately $198,000 loss on change in fair value of convertible debt, compared to no change for the three months ended September 30, 2024. We did not hold any convertible debt in 2024.

Interest Expense

Interest expense increased from $0.4 million for the three months ended September 30, 2024 to $0.5 million for the three months ended September 30, 2025 due to a $0.4 million decrease for the settlement of convertible debentures in 2024, offset by interest on the amortized penalty on the 2025 Convertible Note and 2025 promissory notes for $0.5 million.

Interest Income

Interest income increased from approximately $48,000 for the three months ended September 30, 2024 to $0.2 million for the three months ended September 30, 2025 due to a $0.1 million increase from the recording of interest on Marizyme notes receivable issued in 2024 and 2025.

Gain on Voluntary Conversions of Convertible Debt into Common Stock

During the three months ended September 30, 2025 we experienced $0 on voluntary conversions of convertible debt into common stock, compared to a gain of $28,000 for the three months ended September 30, 2024. No debt was converted into stock in 2025.

Gain on Settlement of Accounts Payable

There was an approximately $348,000 gain from settlements of accounts payable during the three months ended September 30, 2024, which was generated from the writing off of invoices with several vendors who had previously over billed. There was no gain from settlements of accounts payable in the three months ended September 30, 2025.

Other Income (Net)

There was approximately $7,000 in other income recorded in the three months ended September 30, 2024, as at the time bank interest was being recorded to other income. It is being recorded to interest income in the three months ended September 30, 2025.

Comparison of the Nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
EXPENSES
General and administrative	$5,780,572	$3,186,575
Research and development	156,558	1,242,101
Credit loss expense - short-term note receivable	(99,000)	-
Total expenses	5,838,130	4,428,676

LOSS FROM OPERATIONS	(5,838,130)	(4,428,676)

OTHER EXPENSE (INCOME), NET
Loss (Gain) on change in fair value of warrant liabilities	93,148	(361,137)
Loss on change in fair value of derivative liabilities	—	321,080
Loss on change in fair value of convertible note	159,793	—
Interest expense	635,607	808,477
Interest income	(449,249)	(48,082)
Loss on issuance of convertible debt	91,943	358,279
Gain on voluntary conversion of convertible debt into common stock	—	(56,010)
Loss on monthly redemptions of convertible debt into common stock	—	208,852
Gain on settlements of accounts payable		(348,305)
Other income, net		(9,262)
Total other expense (income), net	531,242	873,892

LOSS BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(6,369,372)	(5,302,568)
	-	-
(BENEFIT FROM) PROVISION FOR INCOME TAXES	35	800

NET LOSS FROM CONTINUING OPERATIONS	(6,369,407)	(5,303,368)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	(100,000)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	(100,000)
	-
NET LOSS	(6,369,407)	(5,403,368)
	-	-
Deemed dividend arising from warrant down-round provision	$(869,382)	$(87,604)
	—	—
Weighted-average number of shares outstanding, basic and diluted (after stock split)	$(7,238,789)	$(5,490,972)

Total net loss per common share, basic and diluted	$(4.35)	$(24.93)
Weighted-average number of shares outstanding, basic and diluted (after stock split)	1,662,223	220,221

Expenses

General and Administrative Expenses

General and administrative expenses increased from $3.2 million for the nine months ended September 30, 2024, to $5.7 million for the nine months ended September 30, 2025, an increase of $2.5 million or 78%. This is primarily due to an increase in investor relation fees of $1.2 million as we paid consultants to help raise capital, plus $2.4 million increase in consultant fees offset by a decrease in payroll expenses of $1.0 million and decrease in insurance expense of $0.2 million.

Research and Development Costs

Research and development expenses decreased from $1.2 million for the nine months ended September 30, 2024, to $0.2 million for the nine months ended September 30, 2025, a decrease of $0.9 million or 81%. This was primarily due to all research and development being slowed down in 2025, resulting in decreases in QN-302 program expenses of approximately $200,000 and a decrease in Marizyme research expense of $700,000.

Credit Loss Expense – Short-Term Note Receivable

Credit loss expense – short-term note receivable increased from $0 for the nine months ended September 30, 2024, to $0.1 million for the nine months ended September 30, 2025, an increase of $0.1 million or 100%. This is due to Marizyme notes first being recorded in July 2024, and no assessment being performed until December 31, 2024, therefore no reserve was required for the nine months ended September 30, 2024.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the nine months ended September 30, 2025 and 2024, we experienced a loss of approximately $0.1 million and a gain of approximately $0.4 million, respectively, on change in fair value of warrant liabilities, primarily due to changes in our stock price and expiration of warrants during the prior period, and changes in our stock price in the prior period. Typically, a decline in our stock price would result in a decline in the fair value of our warrant liabilities, generating a gain, while an increase in our stock price would result in an increase in the fair value of our warrant liabilities, generating a loss.

Gain on Change in Fair Value of Derivative Liabilities

During the nine months ended September 30, 2025 we experienced no change in fair value of derivative liabilities, compared to a loss of approximately $321,000 for the nine months ended September 30, 2024. We did not hold any derivative liabilities in 2025.

Gain on Change in Fair Value of Convertible Debt

During the nine months ended September 30 2025 we experienced an approximately $160,000 loss on change in fair value of convertible debt, compared to no change for the nine months ended September 30, 2024. We did not hold any convertible debt in 2024.

Interest Expense

Interest expense decreased from $0.8 million for the nine months ended September 30, 2024 to $0.6 million for the nine months ended September 30, 2025 due to a decrease in total debt held year over year, as convertible debentures from were settled in 2024 and did not continue to accrue interest.

Interest Income

Interest income increased from $48,000 for the nine months ended September 30, 2024 to $0.4 million for the nine months ended September 30, 2025 due to a $0.3 million increase from the recording of interest on Marizyme notes receivable issued in 2024 and 2025.

Loss on Issuance of Convertible Debt

During the nine months ended September 30, 2024 we incurred a loss on issuance of convertible debt of approximately $358,000 due to the fair value of the 2024 Alpha Debenture and derivative liabilities exceeding the cash proceeds. During the nine months ended September 30, 2025 we incurred a loss on issuance of convertible debt of approximately $92,000 due to the fair value of the 2025 Convertible Note and derivative liabilities exceeding the cash proceeds.

Loss on Monthly Redemptions of Convertible Debt into Common Stock

During the nine months ended September 30, 2025 we experienced $0 on monthly redemptions of convertible debt into common stock, compared to a loss of approximately $209,000 for the nine months ended September 30, 2024. No debt was converted into stock in 2025.

Gain on Voluntary Conversions of Convertible Debt into Common Stock

During the nine months ended September 30, 2025 we experienced $0 on voluntary conversions of convertible debt into common stock, compared to a gain of approximately $56,000 for the nine months ended September 30, 2024. No debt was converted into stock in 2025.

Gain on Settlement of Accounts Payable

There was an approximately $348,000 gain from settlements of accounts payable during the nine months ended September 30, 2024, which was generated from the writing off of invoices with several vendors who had previously over billed. There was no gain from settlements of accounts payable in the nine months ended September 30, 2025.

Other Income (Net)

There was approximately $9,000 in other income recorded in the nine months ended September 30, 2024, as at the time bank interest was being recorded to other income. It is being recorded to interest income in the nine months ended September 30, 2025.

Discontinued Operations

There was a $100,000 loss from discontinued operations during the nine months ended September 30, 2024, which was generated from the early settlement of an escrow account from the sale of Qualigen, Inc. There was no loss from discontinued operations in the nine months ended September 30, 2025 (See Note 5 - Discontinued Operations).

Liquidity and Capital Resources

Our financial position is weak. As of September 30, 2025 we had approximately $38.8 million in cash and net accounts payable of approximately $1.3 million. We are in arrears on accounts payable to important partners. We have incurred recurring losses from operations, and have an accumulated deficit of $129.6 million at September 30, 2025. We expect to continue to incur losses subsequent to the balance sheet date of September 30, 2025. For the nine months ended September 30, 2025 and year ended December 31, 2024, we used cash of $4.8 million and $6.4 million, respectively, in operations.

Our current liabilities at September 30, 2025 include approximately $1.3 million of accounts payable, $3.3 million of short-term debt, and $0.4 million of warrant liabilities.

From January to July 2025, we borrowed a total of $3,640,000 from nine investors as short-term borrowings, each due within six months after the date of borrowing. In July 2025, we closed a private placement transaction to raise additional funding through the sale of equity, for a net total of $4,258,000. In September 2025, we closed a subscription agreement to raise additional funding through the sale of equity for a net total of $37,700,000. While this $37.7 million of cash was received, up to $6.8 million of the net cash proceeds will be used to pay existing debt and fund our existing research and development operations, and the balance of the cash proceeds will be used for the establishment of our new cryptocurrency treasury operations, and will therefore not readily be available to fund immediate operations.

Additionally, during the nine months ended September 30, 2025, we repaid approximately $1.1 million of outstanding promissory notes.

We expect to continue to have net losses and negative cash flow from operations, which will challenge our liquidity. While we are establishing cryptocurrency treasury operations, it is newly established and there are no guarantees it will generate revenue. These factors raise substantial doubt regarding our ability to continue as a going concern for the one-year period following the date that the financial statements in this Quarterly Report were issued.

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

On June 4, 2025 the Company paid down $132,000 in principal at the request of Alpha. As of September 30, 2025 the Company reassessed the fair value of the 2025 Convertible Note at $339,736, with a loss on the change in fair value of $197,667 and $159,793 recorded in the three and nine months ended September 30, 2025, respectively.

Short-Term Promissory Notes

During the nine months ended September 30, 2025 we issued short term notes payable totaling $1.0 million for total net proceeds of $1.0 million. The notes are unsecured with a maturity date six months from the original issuance, and include a provision for a penalty in case of default totaling $1.1 million.

In July 2025, we repaid three lenders $1.2 million in satisfaction of their outstanding promissory notes. The additional $0.2 million was paid as a premium to the lenders and has been recorded under interest expense.

In August 2025, we finalized the terms of the agreements with five investors for the $2.3 million in short-term promissory notes recorded in May 2025. The agreements include a due date six months from when the funding was received as well as a 30% premium due on repayment, meaning we will record an additional $690,000 in principal for the short-term promissory notes for a total due of $3.0 million. Interest expense was recorded for these premiums during the three and nine months ended September 30, 2025 in the amount of $342,231.

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

On July 15, 2024, the Company advanced to Marizyme $1,250,000 against which Marizyme had previously delivered its demand promissory note to the Company of like principal amount dated July 12, 2024 (the “Marizyme Note”). During the nine month periods ending September 30, 2025 and the year ended December 31, 2024, the Company advanced additional funds of $1.8 million and $2.3 million, respectively. The Marizyme Note bears interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Note at any time and from time to time, in whole or in part, without premium or penalty.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(4,828,986)	$(4,057,980)
Investing activities	(1,809,500)	(900,000)
Financing activities	44,241,044	4,944,329
Net decrease in cash	$37,602,558	$(13,651)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2025, operating activities used $4.8 million of cash, primarily resulting from a loss from continuing operations of $6.5 million. Cash flows from operating activities for the nine months ended September 30, 2025 were positively impacted by adjustments for $0.6 million in amortization of premium on promissory notes, $0.3 million of issuance of common stock to consultants, a $0.4 million loss on change in fair value of warrant liabilities, a $0.2 million loss on change in fair value of convertible debt, a $0.1 million in loss on issuance of convertible debt, and a decrease in prepaid expenses of $1.2 million. Cash flows from operating activities for the nine months ended September 30, 2025 were negatively impacted by adjustments for $99,000 change in provision for credit losses of short-term notes receivable, a $0.4 million increase in accrued interest on short-term notes receivable, a decrease in accrued expenses of $0.1 million and a $0.3 million decrease in accounts payable.

During the nine months ended September 30, 2024, operating activities used $4.1 million of cash, primarily resulting from a loss from continuing operations of $5.3 million. Cash flows from operating activities for the nine months ended September 30, 2024 were positively impacted by adjustments for $0.1 million in stock based compensation, a $0.2 loss on monthly redemptions of convertible debt into common stock, accretion of discount of $0.5 million on convertible debt, a loss on issuance of convertible debt of $0.4 million, a $0.3 million loss on change in fair value of derivative liabilities, a $0.5 million decrease in prepaid expenses, and a $0.2 million increase in accrued expenses and other current liabilities. Cash flows from operating activities for the nine months ended September 30, 2024 were negatively impacted by adjustments for a $0.4 million decrease in fair value of warrant liabilities, a $0.1 million gain on voluntary conversion of convertible debt, a $48,000 increase in accrued interest on short-term notes receivable and a $0.6 million decrease in accounts payable.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities resulted from advances to Marizyme of $1.8 million.

During the nine months ended September 30, 2024, net cash provided from investing activities totaled $900,000 resulting from $0.4 million received from settlement of an escrow account for discontinued operations netted against advances to Marizyme of $1.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $44.2 million, which resulted from the issuance of short-term debt in the amount of $3.3 million, the issuance of convertible debt in the amount of $0.2 million, the issuance of preferred shares in the amount of $38.8 million, the issuance of common stock and warrants in the amount of $3.1 million, offset by repayment of convertible debt of $0.1 million and the repayment of promissory notes of $1 million.

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $4.9 million, resulting from the issuance of convertible debt in the amount of $1.5 million, the issuance of common stock and warrants in the amount of $3.1 million, proceeds from warrant exercises of $0.4 million, .

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

With the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of that date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the Company is a party to certain legal proceedings. There have been no material developments with respect to these matters during the quarter ended September 30, 2025. The description of these proceedings set forth in such report is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On September 29, 2025, the consummated a Subscription Agreement (the “Subscription Agreement”) with certain investors (the “Subscribers”), including Faraday Future Intelligent Electric Inc. (NASDAQ: FFAI)(the “Lead Investor”) pursuant to which the investors agreed to purchase $41,000,000 in cash (the “Offering”) comprised of 337,432 shares of common stock and 39,943 shares of a newly created Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Stock”). The purchase price of the Common Stock was $2.246 per share and the purchase price for the Series B Stock was $1,000 per share.

In connection with the Offering, on September 29, 2025, the Company entered into a Placement Agency Agreement with Univest Securities LLC (the “Placement Agent”). Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 5.5% of the gross proceeds from the Offering and to issue to the Placement Agent (or its designees) warrants to purchase that number of shares of Common Stock equal to 6% of the securities sold in the Offering, which will be exercisable immediately following the closing date, and have an initial exercise price per share of Common Stock of $2.47 (the “Placement Agent Warrants”). In addition, the Company agreed to reimburse the Placement Agent for up to $150,000 of its fees and expenses.

Also on September 29, 2025, the Company consummated a Capital Market Advisory Agreement (the “Advisory Agreement”) with About Investment Pte. (the “Advisor”). Pursuant to the Advisory Agreement, the Advisor shall provide the Company independent capital markets advisory and consulting in connection with the Offering with the Lead Investor, assisting the Company with structuring and financing and other capital markets advice. In consideration for such services, the Company shall issue to the Advisor approximately 60,257 shares of Common Stock equal to five percent of the Company’s outstanding Common Stock following the Closing.

The securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the foregoing securities as well as common stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable laws and are deemed restricted securities, and unless so registered may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

November 14, 2025	QUALIGEN THERAPEUTICS, INC.

	By:	/s/ Koti Meka
	Name:	Koti Meka
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

