Form 10-K
period 2025-12-31
AIxCrypto Holdings, Inc.
filed 2026-03-30
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37428

AIxCrypto Holdings, Inc.

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	26-3474527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5857 Owens Avenue, Suite 300, Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (760) 452-8111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	AIXC	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,581,476, based on a closing price of $3.413 per share of common stock,par value $0.001 per share (“Common Stock”).

As of March 23, 2026, the Registrant had 20,234,993 shares of Common Stock issued and outstanding.

Unless otherwise indicated, all share and per share amounts in this Annual Report on Form 10-K, including in the consolidated financial statements and notes, have been retroactively adjusted to reflect the 1:50 stock split that was effected on November 5, 2024 for all periods presented.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements by AlxCrypto Holdings, Inc.. (the “Company”) that involve risks and uncertainties and reflect our judgment as of the date of this Annual Report. These statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Such forward-looking statements may relate to, among other things, potential future development, testing and launch of products and product candidates. Actual events or results may differ from our expectations due to a number of factors.

These forward-looking statements include, but are not limited to, statements about:

●the projected financial information, anticipated growth rate, and market opportunities of the Company;

●the ability to maintain the listing of our Common Stock on Nasdaq;

●Our public securities’ potential liquidity and trading;

●Our ability to raise financing in the future;

● Our success in retaining or recruiting, or changes required in, officers, key employees, or directors;

● potential effects of extensive government regulation;

● Our future financial performance and capital requirements;

● high inflation rates and interest rate increases;

● the trends in, expected growth in and market size of the blockchain and Fintech industries in the markets we have business and globally;

● our ability to continue to develop new technologies and/or upgrade our existing technologies

● factors relating to our business, operations, and financial performances, including:

● Our ability to compete in a changing industry and respond quickly and cost-effectively to new or emerging technologies

● Our ability to generate the earnings necessary to fund our operations, continue to grow our business or repay our debt obligations;

● The future development and growth of cryptocurrency;

● Our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally given the highly evolving and uncertain regulatory landscape;

Other statements regarding our future operations, financial condition, and prospects and business strategies

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent in some future periods with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in other future periods. Any forward-looking statement that we make in this Annual Report speaks only as of the date of this Annual Report, and we disclaim any intent or obligation to update these forward-looking statements beyond the date of this Annual Report, except as required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

PART I

ITEM 1. BUSINESS

Overview

AIxCrypto Holdings, Inc. (Nasdaq: AIXC) (“AIxC,” “we,” “us,” or the “Company”) is a technology infrastructure company focused on the convergence of artificial intelligence and blockchain-based programmable systems. The Company develops software platforms and programmable infrastructure designed to facilitate the tokenization of real-world assets (“RWA”) and the deployment of Embodied Artificial Intelligence (“EAI”) in commercial environments. Our mission is to serve as the regulated, programmable infrastructure layer connecting traditional capital markets with on-chain systems and AI-enabled commercial systems.

We believe that two structural shifts are reshaping global capital markets and physical infrastructure simultaneously: the migration of asset ownership and transaction finalization to distributed ledger technology, and the proliferation of AI-enabled physical systems such as autonomous vehicles, robotics, and connected systems that generate, consume, and require programmable infrastructure. AIxC is purpose-built to sit at the intersection of these trends.

Strategic Realignment

In September 2025, the Company closed a $41 million PIPE financing and subsequently , in November 2025, rebranded from Qualigen Therapeutics to AIxCrypto Holdings, Inc. (Nasdaq: AIXC). Following the transaction, the Company operated across three business lines under its “Three Driving Forces” framework: the BesTrade DeAI Agent platform, the C10 digital asset treasury and portfolio management tools, and the RWA Embodied AI (EAI) ecosystem.

In February 2026, the Company’s board determined to concentrate on the RWA + Embodied AI (EAI) ecosystem. In connection with that decision, the Company has determined to discontinue development of the BesTrade platform and the C10 portfolio management tools. These products were developed as early-stage proofs of concept and did not meet the scale, regulatory profile, or margin characteristics consistent with the Company’s revised focus on enterprise and institutional infrastructure. The Company does not anticipate material impairment charges in connection with this discontinuation beyond what has been previously disclosed.

Separately, the Company continues to evaluate strategic options for its therapeutics programs, previously conducted under the Qualigen brand. These options may include proceeding with the existing QN-302 trial, licensing the asset, or an outright sale.

The effect of these actions is a Company that operates with a focused capital structure, reduced operational complexity, and a business model that institutional investors can evaluate against a defined set of infrastructure and programmable technology benchmarks.

Core Business: The Dual-Pillar Strategy

AIxC’s operations are organized around two integrated business pillars, which we refer to collectively as our Dual Flywheel strategy. These pillars are designed to be mutually reinforcing: revenue and data generated through RWA tokenization activities support the development and refinement of EAI infrastructure, and EAI deployment generates on-chain transaction volume and ecosystem participation that drives RWA structuring demand.

Real-World Asset Tokenization

AIxC develops and operates software infrastructure for the digitization of traditional assets onto distributed ledger networks. Our tokenization framework is designed to preserve regulatory compliance at each stage of the asset lifecycle by encoding compliance logic, transfer restrictions, and ownership records directly into smart contracts. This approach is intended to give institutional counterparties the auditability and mathematical certainty that trust-based legacy systems cannot provide at scale.

Our initial commercial application involves a $10 million strategic equity investment in common stock of Faraday Future Intelligent Electric Inc. (Nasdaq: FFAI), which is currently anticipated to close before March 31, 2026. Pursuant to an Entrusted Investment Agreement, the shares are currently held by an independent third party. The Company intends to develop a tokenization framework for these holdings as a reference implementation for investors seeking access to on-chain liquidity for traditional equity positions. The tokenization of this investment has not yet been completed and is subject to the development of applicable technical and regulatory infrastructure. The Company intends to generate revenue from this pillar through structuring fees, platform licensing to enterprises utilizing our tokenization infrastructure, and management fees associated with on-chain asset administration.

Embodied AI Infrastructure

The Company’s EAI pillar is focused on building the execution and monetization layer for AI-enabled physical systems. As autonomous mobility, robotics, and connected equipment generate increasing volumes of operational data, we believe there is a significant unaddressed need for programmable infrastructure that can govern the economic relationships between AI agents, human principals, and the capital that funds their deployment.

AIxC is developing the AIxC Hub, a decentralized application ecosystem designed to facilitate the registration, validation, and deployment of AI models, with transaction finalization and incentive structures encoded on-chain. The Company’s early-stage commercial collaboration with FFAI Robotics Inc., a subsidiary of Faraday Future Intelligent Electric Inc. (Nasdaq: FFAI), is expected to provide an initial deployment environment for this infrastructure, with FFAI Robotics’ EAI-enabled vehicle and robotics programs serving as a primary source of real-world operational data. No definitive commercial agreements governing this collaboration have been executed, and there can be no assurance that any such agreements will be reached.

Revenue Model

The Company expects to generate revenue through three primary channels as its platforms achieve commercial scale. Platform licensing fees will be charged to enterprise customers utilizing AIxC’s EAI infrastructure and tokenization stack. Structuring and transaction fees will be earned in connection with the management and administration of tokenized assets. Ecosystem participation revenue will be derived from the growth and utilization of the AIxC Hub, including validator economics, model deployment fees, and protocol-level participation mechanisms.

The Company’s EAI and RWA platforms are in the early stages of commercialization and have not generated material revenue to date. Investors should review the risk factors and forward-looking statement disclosures in this filing carefully before making an investment decision.

Competitive Position and Regulatory Framework

AIxC competes with a range of participants across the tokenization and AI infrastructure competitive environment, including both established technology companies and early-stage blockchain-native platforms. We believe our differentiation lies in our focus on institutional compliance infrastructure, our existing regulatory posture as a Nasdaq-listed public company, and our early commercial relationship with an EAI-focused hardware partner that provides real-world data and deployment context for our AI infrastructure.

The Company’s operations are subject to evolving regulatory frameworks governing digital assets, blockchain-based securities, and AI systems in the United States and other jurisdictions. We maintain an active regulatory compliance program and are engaged with applicable regulatory bodies as the legal landscape for these technologies continues to develop.

Market Opportunity

The macro backdrop supports our strategy. Blockchain adoption is accelerating across industries from roughly $41 billion in 2025 to approximately $1.9 trillion by 2034, representing more than a 50% compound annual growth rate. Institutional interest continues to grow, with surveys showing over 70% of organizations adopting or planning to adopt blockchain for supply chain, payments, and data systems. The on-chain RWA market has grown to more than $20 billion in 2025, a more than 300% increase over three years, with some forecasts projecting tokenized assets reaching many trillions within a decade. The global AI Agent market is approximately $7 billion today and is projected to exceed $47 billion by 2030, representing a compound annual growth rate of nearly 45%. These two markets are each growing at exceptional rates, and the intersection between them has virtually no competition.

Human Capital Management

As of December 31, 2025, we had 10 employees. in addition, we engaged certain consultants and advisors, including a Chief Advisor role and executive advisors, who provide strategic guidance to the company. The company also benefits from a Transition Service Agreement (TSA) between Faraday Future (“FF”) and AIXC, under which FF provides certain operational support, expertise, and resources to assist the company in advancing its strategic and business objectives.

Recent Development

On February 12, 2026, we  announced a strategic partnership with BitMart to launch a co-branded virtual prepaid card. The offering will enhance real-world payment flexibility for digital asset users.

On February 2, 2026, AIxC Hub surpassed 1 million registered wallets and launched Tenk, a new AI-;powered interactive game further enhancing user retention. AIxC official X account ranked seven among top regional discussion leaderboards.

On January 15, 2026, AIxC announced that AIxC Hub exceeded 500,000 registered wallets and 200,000 daily active participants in the first week following the launch. The AIxC Hub is data engine that captures human decision-making patterns to train embodied AI models. It is based on zero capital participation model, minimizing financial barriers with forecasting capabilities for the C10 Index, and provides Points systems for community participants.

On November 20, 2025, the company was renamed from Qualigen and rebranded as AixCrypto Holdings, Inc. (Nasdaq: AIXC). The Company will take blockchain as foundational technology and artificial intelligence as a major driver of creating a global ecosystem connecting Web2 and Web3.

September 2025 PIPE Financing

In September 2025, the Company consummated a subscription agreement (the “Subscription Agreement”) with certain investors, including Faraday Future Intelligent Electric Inc. (Nasdaq: FFAI) (the “Lead Investor”), pursuant to which the investors purchased $40.7 million (the “Offering”) of the Company’s common stock and shares of a newly created Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Up to $6.8 million of the net proceeds from the Offering were used to pay existing debt and fund existing business operations. The remainder of the proceeds, including contributed cryptocurrency, was allocated to the establishment of the Company’s digital asset treasury operations and related Web3 and AI infrastructure initiatives.

Further, in connection with the closing of the Subscription Agreement, 1,087,266 warrants were issued to the placement agent, (the “Placement Agent Warrants”). The Placement Agent Warrants were immediately exercisable and have an initial exercise price of $2.47 per share. At December 31, 2025, 1,087,266 Placement Agent Warrants remain outstanding.

In connection with the closing of the Offering, the Company rebranded from Qualigen Therapeutics, Inc. to AIxCrypto Holdings, Inc. and began trading on Nasdaq under the ticker symbol AIXC in November 2025. Following the rebrand, the Company operated across three business lines: the BesTrade DeAI Agent trading platform, the C10 digital asset treasury and portfolio management tools, and its Real World Asset and Embodied AI (EAI) ecosystem.

Subsequent to the closing of the Offering, the Company undertook a further strategic realignment, as described above under “Strategic Realignment.”

July 2025 Financing

In July 2025, the Company closed a private placement transaction to raise additional funding through the sale of 4,500 shares of Series A-3 Preferred Stock at a purchase price of $1,000 per share, for a net total of $4.2 million.

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

Upon the closing of the November 2024 Preferred Stock Offering, the Consulting Agreement (the “IR Agency Consulting Agreement”) dated October 9, 2024, between the Company and IR Agency, LLC (“IR Agency”), a provider of investor relations services, became effective. Pursuant to the terms of the agreement, $800,000 of the proceeds has been paid to IR Agency.

Research and Development

For research and development of our drug candidates, we have historically leveraged the scientific and technical resources and laboratory facilities of UofL and UCL, through technology licensing, sponsored research, and other consulting agreements. We have engaged contract research organizations (“CROs”) and clinical sites for the Phase 1a clinical trial of QN-302. We intend to focus our internal research and development on oversight of these CROs. We currently have no internal research and development facilities. We significantly reduced the amount of research and development performed in the year ended December 31, 2025 due to a lack of funding.

Regulatory Matters

While in prior years we have considered the regulatory requirements of the FDA regarding drug trials, there were no trials performed in the year ended December 31, 2025, and therefore no approvals from regulatory agencies were required.

Intellectual Property

Qualigen manages and licensed the patents titled “Substitued Naphthalene Dimides and Their Use” . The patent is for the drug QN-302 and covers the product and their methods of manufacturing. In total 20 countries in Europe have patent coverage, as well as India, China, and Russia. The expiration of these patents extends into 2040. The company will maintain these patents in these geographies as well as look to expand global coverage.

Going Concern Qualification

Our working capital deficiency, stockholders’ equity, and recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2025 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional funding.

Corporate Information

Our principal executive offices are located at 5857 Owens Avenue Suite 300, Carlsbad CA 92008 Our  telephone number is (760) 452-8111. Our corporate website address is www.aixcrypto.ai. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. You should not rely on our website or any such information in making your decision whether to purchase our securities.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports, available on the investor relations portion of our website. The reports are free of charge and are available as soon as reasonably possible after they are filed with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including AIxCrypto Holdings, Inc.

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

Risks Related to Our Business

We have a history of negative cash flows and will require additional financing to execute our business strategy.

We have incurred recurring losses and experienced negative cash flows from operations. We incurred net loss of $16.9 million for the year ended December 31, 2025. As of December 31, 2025, we remain in a development and investment stage with respect to our digital asset and software initiatives and have not generated material revenue from these initiatives. Our ability to continue developing and deploying our software platforms depends on our ability to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. If we are unable to secure sufficient capital when needed, we may be required to delay, reduce, or eliminate development activities, reduce operating expenses, or otherwise materially modify our business plans. Any equity financing may result in substantial dilution to our stockholders, and debt or convertible debt financing may impose restrictive covenants that could adversely affect our operations.

We are in an early-stage development phase under our current business model.

Following the divestiture of our prior diagnostics business , we transitioned to a digital asset–focused software strategy. Our RWA + EAI initiatives remain in development phases and have not generated material revenue. We have limited operating history under our current business model, and investors have limited historical information upon which to evaluate our prospects. Our future success depends on our ability to successfully develop, deploy, and commercialize new software platforms in competitive and evolving markets.

Our future growth may be limited.

Our ability to grow depends on several factors, including successful product development, user adoption, access to capital, technological performance, regulatory developments, and market conditions affecting digital assets. If we are unable to successfully execute our development plans, attract users, or compete effectively, our growth prospects may be limited. Additionally, evolving regulatory frameworks, economic conditions, or declines in digital asset market activity may constrain our ability to expand operations or generate revenue.

Our customer-facing platforms may not achieve user adoption or generate revenue.

The success of BesTrade and our planned RWA + EAI initiatives depends on our ability to attract and retain users. User adoption may be adversely affected by competition, market volatility, technological limitations, regulatory changes, or security concerns. If we are unable to achieve sufficient user engagement, our ability to generate subscription-based or other revenue from these platforms may be materially impaired.

Our software development efforts may be delayed, exceed budget, or fail to perform as intended.

The development of BesTrade and RWA + EAI involves technical complexity, integration challenges, and evolving product requirements. Development timelines may be extended due to technical obstacles, changes in regulatory requirements, resource constraints, or unforeseen operational issues. Internally developed systems may contain errors, defects, or vulnerabilities that could result in operational disruption, reputational harm, or financial loss.

Our AI Blockchain platform is internally developed and may not function as intended.

AI Blockchain is used internally to support digital asset portfolio monitoring, analytics, and operational oversight. As an internally developed and evolving system, it may contain errors, design limitations, or cybersecurity vulnerabilities. Failures or deficiencies in internal systems could impair decision-making, result in inaccurate reporting, or expose us to financial or operational risk.

We are exposed to significant digital asset price volatility.

We maintain digital assets as part of our treasury and investment activities, including our internally managed C10 portfolio. Digital asset markets have historically experienced significant price volatility. Market fluctuations may materially impact the fair value of our holdings and could adversely affect our financial condition and results of operations. Digital asset prices may be influenced by factors beyond our control, including regulatory developments, macroeconomic conditions, market sentiment, technological changes, and security events.

The regulatory environment surrounding digital assets, tokenization, and AI-enabled financial tools is evolving and uncertain.

Digital asset markets and tokenization initiatives are subject to evolving regulatory frameworks in the United States and internationally. Regulatory authorities may impose new or additional requirements relating to securities laws, commodities laws, anti-money laundering compliance, custody requirements, or other regulatory regimes. Changes in applicable regulations or regulatory interpretations could limit our ability to operate our platforms as currently contemplated, increase compliance costs, or require modification of our business model.

Our platforms could be subject to regulatory classification that imposes additional obligations.

BesTrade is designed to provide analytics and informational tools and does not operate as a broker, exchange, custodian, or trading venue. However, regulatory authorities may interpret aspects of our activities differently. If regulators were to determine that our activities require registration, licensing, or compliance with additional regulatory requirements, we could incur substantial costs, face operational limitations, or be required to modify or discontinue certain activities.

We depend on third-party service providers for technology infrastructure and digital asset custody.

We rely on third-party providers for hosting infrastructure, data services, and, where applicable, digital asset custody and related services. The failure, disruption, or insolvency of these providers, or cybersecurity incidents affecting them, could adversely affect our operations, financial condition, and reputation.

Our business and operations could suffer in the event of computer system failures, cyberattacks, or deficiencies in our cybersecurity.

Our operations depend on the secure and reliable performance of our technology systems and infrastructure. Cybersecurity incidents, including unauthorized access, malware attacks, system disruptions, or data breaches, could result in operational interruptions, loss of digital assets, regulatory scrutiny, litigation, or reputational harm. As our platforms develop and potentially expand user engagement, our exposure to cybersecurity risk may increase.

Our “C10” Treasury strategy subjects our financial condition to extreme market volatility.

We hold a concentrated basket of digital assets.  Because our Common Stock may trade as a high-beta proxy for these assets, our stock price may fluctuate significantly based on global crypto market swings, completely independent of our AI infrastructure.

Concentration of Control and Sole Custody of Digital Assets May Expose the Company to Significant Financial and Operational Risks

●	Crypto-Centric Treasury: Pursuant to the Lead Investor Agreement, the Company is required to adopt a Treasury Reserve Policy that establishes cryptocurrencies as our primary ongoing treasury reserve asset.

●	Concentrated Operational Control: The Faraday-appointed Co-Chief Executive Officer has been granted sole responsible for all of the Company’s business operations, including crypto-related businesses, with the sole exception of the legacy medical-related business.

●	Sole Access to Digital Assets: The Lead Investor Agreement states that the Faraday-appointed Co-CEO shall have sole access to all crypto-related accounts of the Company, subject to delegation.

●	Single Point of Failure: If the Co-CEO becomes incapacitated, or if there is a security breach, loss of credentials, or misappropriation involving these specific accounts, we do not have an immediate, native backup mechanism to access our own treasury assets. Such an event could result in the total and irretrievable loss of our primary treasury assets, materially harming our financial condition and operational viability.

We may fail to execute our pivot from therapeutics to Web3.

We are undergoing a transition from a clinical-stage oncology company (Qualigen) to an AI and digital asset infrastructure ecosystem provider. There is no guarantee that our management’s historical experience will translate to success in the decentralized infrastructure space.

We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain services, our business, operating results, and financial condition could be adversely affected.

We have in the past, and may in the future, enter partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation, and enhancement of our platform and products and the provision of our services. Identifying strategic relationships with third parties and negotiating and documenting relationships with them may be time-consuming and complex and may distract management. Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipate as a result of such strategic relationships. For example, we rely on our strategic relationship with Faraday Future to fuel our decentralized AI models and on-chain strategies. If Faraday Future experiences financial distress, supply chain disruptions, or shifts its strategic priorities away from our partnership, we may lose access to the critical data required for our EAIRWA ecosystem. In evaluating counterparties in connection with partnerships, collaborations, joint ventures or strategic alliances, we consider a wide range of economic, legal and regulatory criteria depending on the nature of such relationship, including the counterparties’ reputation, operating results and financial condition, operational ability to satisfy our and our customers’ needs in a timely manner, efficiency and reliability of systems, certifications costs to us or to our customers, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our customers’ needs, which may adversely affect our ability to deliver products and services to customers, and could adversely affect our business, operating results, and financial condition. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent any such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.

The future development and growth of crypto is subject to a variety of factors that are difficult to predict and evaluate. If crypto does not grow as we expect, our business, operating results, and financial condition could be adversely affected.

Crypto assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different crypto assets are designed for different purposes. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate.

We operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition could be adversely affected if we are unable to compete effectively.

The crypto industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to intensify in the future as existing and new competitors introduce new products or enhance existing products. We face significant competition from a variety of companies around the world, in particular those located outside the United States, who at times are and may in the future be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, whilst also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions. Given the uneven enforcement by United States and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the United States, without complying with the relevant licensing and other requirements in these jurisdictions, and historically without penalty. We also have expended significant managerial, operational, and compliance costs to comply with laws and regulations applicable to us in the jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur. As regulations and compliance requirements in the United States become clearer, we may face increased competition from companies based in the United States. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely affect our business, operating results, and financial

Condition.

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, decentralized networks and other disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop, scale, and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our ability to successfully compete, to retain existing customers, and to attract new customers may be impacted and our business, operating results, and financial condition could be adversely affected.

A particular crypto asset, product or service’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset or product offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which could adversely affect our business, operating results, and financial condition.

Whether or not an asset, product, or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given crypto asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given crypto asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given crypto asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws.

The theft, loss, or destruction of private keys required to access any crypto assets held in custody for our own account. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.

Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be secured and kept private in order to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our wallets containing crypto assets held for our own account is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in the related wallet. Further, we cannot provide assurance that our wallets will not be hacked or compromised. Crypto assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities.

Due to our limited operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.

We began to transition our operations in 2025 and since then our business model has continued to evolve. Our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business, operating results, and financial condition could be adversely affected.

Key business metrics and other estimates are subject to inherent challenges in measurement and change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.

We regularly review our key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. These key business metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key business metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, we may in the future calculate certain key business metrics using third-party data. While we believe the third-party data we have used in the past or may use in the future is reliable, we have not independently verified and may not in the future independently verify the accuracy or completeness of the data contained in such sources and there can be no assurance that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our key business metrics. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial. We may change our key business metrics from time to time, which may be perceived negatively. Given the rapid evolution of the crypto markets and our revenue sources, we regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. Further if investors or the media perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected.

We may suffer losses due to abrupt and erratic market movements.

The crypto asset market has been characterized by significant volatility and unexpected price movements, and has experienced significant declines in the past.

Adverse economic conditions could adversely affect our business.

Our performance is subject to general economic conditions, and their impact on the crypto asset markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted in the past, and may impact in the future, the cryptoeconomy, although the extent of such impacts remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the cryptoeconomy, central bank monetary policies, instability in the global banking system, volatility and disruptions in the capital and credit markets, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. To the extent general economic conditions and crypto assets markets materially deteriorate or decline for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve following any such deterioration, there is no guarantee that the cryptoeconomy would similarly improve.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over our financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002 and related rules of the SEC require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our Consolidated Financial Statements may be materially misstated. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures or internal control over financial reporting may adversely affect investor confidence in us and, as a result, negatively impact the price of our common stock and have a material and adverse effect on our business, operating results, and financial condition.

We may require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments in our business, which investments may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions and any disruptions in the crypto market, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter may be on less favorable terms or terms that may not be acceptable to us.

Pending SEC Enforcement Actions Against Our Co-CEO, Chief Advisor, and Lead Investor Could Materially Disrupt Our Operations and Restrict Access to Our Treasury Assets.

In June 2025, FF (the “Lead Investor”), our Co-CEO (Jiawei Wang), and our Chief Advisor (YT Jia) received SEC Wells Notices regarding alleged federal securities law violations. The SEC is considering seeking remedies that include barring Mr. Wang and Mr. Jia from serving as officers or directors of a public company. Pursuant to our Lead Investor Agreement, Mr. Wang is solely responsible for our non-medical business operations. He has also been granted sole access, subject to delegation, to all of our crypto-related accounts. If the SEC successfully pursues a D&O bar against Mr. Wang, we could face an immediate crisis in executive leadership and potential delays or inability to access our primary treasury reserve assets. An SEC enforcement action against Mr. Jia could impair our damage our reputation with institutional partners. Because FF is our Lead Investor and controls significant board and operational appointments, any financial penalties, injunctions, or reputational damage suffered by FF as a result of the SEC’s investigation could materially and adversely affect our business, capital structure, and ability to raise future funding.

We have been involved, and may continue to be involved, in disputes, claims or proceedings arising from our operations or class actions from time to time, which could result in significant liabilities and reputational harm and could materially and adversely affect our business, financial condition and results of operations

We may be involved in disputes, claims or proceedings arising out of our operations. In addition, we may have disagreements with regulatory bodies in the course of our operations, which may subject us to administrative proceedings and unfavorable orders, directives or decrees that may result in financial losses. Ongoing disputes, claims or proceedings may divert our management’s attention and consume their time and our other resources.

In the past, shareholders of public companies have often brought securities class action suits against an issuer following periods of instability in the market price of an issuer’s securities, or after the publication of third-party research reports. As of the date of this Annual Report, we are not aware of any lawsuits threatened or filed against us based on any alleged violation of securities laws. We cannot assure you that there would not be any future claims against us or that we would successfully defend against them. Any such suit, whether or not successful, could harm our reputation, result in share price volatility and a loss of customers, and restrict our ability to raise capital in the future. Even if claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures, which could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations. Furthermore, any disputes, claims or proceedings which are initially not of material importance may escalate and become important to us, due to a variety of factors, such as the facts and circumstances of the cases, the likelihood of loss, the monetary amount at stake and the parties involved. As of the date of this Annual Report, we are not able to quantify the likelihood or amount of exposure from any of these potential actions.

Negative publicity arising from disputes, claims or proceedings may damage our reputation and adversely affect the image of our brands and products. In addition, if any verdict or award is rendered against us, we could be required to pay significant monetary damages, assume other liabilities and even to suspend or terminate the related business ventures or projects. Consequently, our business, results of operations and financial condition may be materially and adversely affected.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain, and enforce adequate intellectual property protection for our core technologies, our competitors could develop and commercialize similar products, which would materially and adversely affect our business.

Our success depends in large part on our ability to protect our proprietary technology, brand, trade secrets, and institutional knowledge globally. We rely on a combination of patents, trademarks, copyrights, trade secrets, and confidentiality and license agreements to protect our artificial intelligence and blockchain-based innovations. These critical assets include our protocol, infrastructure, and application layer technologies , as well as current and future developments related to our RWA and EAI ecosystem.

However, the patent prosecution process is expensive, time-consuming, and complex, particularly within the rapidly evolving Web3 and cryptocurrency environments. We may not be able to file, prosecute, maintain, or enforce all necessary patent applications globally at a reasonable cost or in a timely manner. It is possible that our pending or future patent applications will not result in issued patents, or that our intellectual property rights could be challenged, narrowed, invalidated, or circumvented by competitors developing alternative decentralized protocols. Furthermore, changes in U.S. patent law and ongoing patent reform may increase the uncertainty and costs associated with obtaining and defending patents.

Claims by third parties that we infringe upon their intellectual property rights could be costly, time-consuming, and materially and adversely affect our business.

The artificial intelligence, cryptocurrency, and blockchain industries are characterized by rapid technological advancement, a proliferation of patents, and frequent, complex litigation regarding intellectual property rights. As we execute our strategy, we may become subject to adversarial proceedings if competitors or non-practicing entities assert that our products or technologiesinfringe upon their proprietary rights.

Defending against any such claims of infringement could cause us to incur substantial legal costs, divert the attention of our management and technical personnel, and substantially increase our operating losses. If we are found to infringe a third party’s valid intellectual property rights, we could be subject to significant monetary damages, enjoined from developing or commercializing the infringing technologies, or forced to obtain costly licenses, which may not be available on commercially reasonable terms.

We heavily rely on trade secrets and confidentiality agreements to safeguard our competitive advantage, and these measures may not adequately protect our proprietary information.

In addition to patent protection, we rely on the protection of trade secrets, know-how, and confidential proprietary information to safeguard our AI-driven trading infrastructure and decentralized technology protocols. To maintain the confidentiality of these assets, including the algorithms powering the [___] ’s execution, we rely in part on non-disclosure agreements with our employees, outside developers, and partners within the AIxC Labs ecosystem.

Despite these precautions, these agreements may not effectively prevent the unauthorized disclosure of confidential information. Enforcing a claim of misappropriation is inherently difficult and expensive. Because we expect to rely on third parties, such as global stablecoin issuers, the need to share confidential information increases the risk that our trade secrets could become known by competitors. If we lose protection for our trade secrets, the value of our technology would be greatly reduced, severely harming our ability to build a global leading ecosystem that integrates AI, crypto, and blockchain.

Limitations on intellectual property protection in certain jurisdictions outside the United States could adversely affect our global competitive position.

Filing, prosecuting, and defending our intellectual property across our global digital ecosystem is prohibitively expensive. We face significant difficulties in obtaining and enforcing our rights in jurisdictions outside the United States, where legal systems may not favor the enforcement of such rights. Competitors may use our technology in these regions to develop competing products. Efforts to enforce our rights abroad can be time-consuming and expose us to risks of invalidation or counterclaims, potentially reducing our commercial advantage in key foreign markets.

General Risks

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual and current reports with the SEC with respect to our business and operating results. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources.

As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

Periods of rapid growth and expansion could place a significant strain on our resources, including our employee base, which could negatively impact our operating results.

Our recent strategic transition into the Web3 and AI sectors to become a gateway to the AI Web3 world places a significant strain and demands on our management, our operational and financial resources, customer operations, research and development, sales and marketing, administrative, and other resources. To manage our possible future growth effectively, we will be required to continue to improve our management, operational and financial systems. Future growth would also require us to successfully hire, train, motivate and manage our employees. In addition, our continued growth and the evolution of our business plan will require significant additional management, technical and administrative resources. If we are unable to manage our growth successfully, we may not be able to effectively manage the growth and evolution of our current business and our operating results could suffer.

Macroeconomic and financial market disruptions may adversely affect our liquidity, operations, and results.

Disruptions in global financial markets, including volatility in equity and digital asset prices and reduced availability of capital, could limit our access to financing, increase our cost of capital, and disrupt our customers and partners. Stress affecting banks and payment partners, as well as crypto market intermediaries such as exchanges, lenders, stablecoin issuers, and custodians, could impair our liquidity, reduce customer activity, and negatively impact our operations.

Furthermore, persistent inflation, interest rate changes, geopolitical instability, sanctions and supply chain constraints may reduce customer spending, trading volumes, and demand for our products and services. These conditions can also lengthen payment cycles, increase credit losses and write-offs, and constrain working capital. If capital markets tighten, we may be unable to raise funds on acceptable terms or at all, limiting our ability to fund operations, invest, or pursue growth opportunities, including the necessary funding to pursue our strategic investments in the technology infrastructure or completion of our RWA tokenization initiatives involving FFAI stock. Any of these factors could materially and adversely affect our business, financial condition, results of operations, and prospects.

Heightened public scrutiny and negative publicity could damage our reputation and adversely affect our business and prospects.

Characteristics of the crypto ecosystem, including decentralization, cross-border activity, and pseudonymous transactions, can attract heightened attention from the public, regulators, and the media. As our business expands to include the Web3 Store and RWA + EAI ecosystem development, we may face increased scrutiny from regulators in existing and new markets. Allegations or negative publicity regarding platform failures, security incidents, or regulatory actions in the broader crypto industry, whether or not accurate, can lead to government inquiries, increased oversight, and reputational harm. This scrutiny could deter customers and partners from utilizing our AI-driven trading infrastructure, dampening demand for our services. Responding to inquiries or litigation can be costly and divert management’s attention, and adverse perceptions could negatively impact the market price of our securities.

Certain data and information in this Annual Report were obtained from third-party sources and were not independently verified by us.

This Annual Report includes data and information from publicly available third party publications and reports. These sources often include projections based on assumptions that may not materialize, and markets relevant to our business, including digital asset and financial technology markets, may not grow at the rates projected or at all. Broader macroeconomic, regulatory, and industry specific factors discussed in this report introduce uncertainty that could cause actual outcomes to differ materially from projections.

We have not independently verified the third party data and information included here. Such data may have been collected using methodologies different from our own, and while these publications often state that their information is believed to be reliable, accuracy and completeness are not guaranteed. You should not place undue reliance on third party data or projections in this report.

Risks Related to the Ownership of Our Securities

We have a large number of authorized but unissued shares of our common stock which will dilute existing ownership positions when issued.

At December 31, 2025, our authorized capital stock consists of 225 million shares of common stock, of which approximately 219.8 million remain available for issuance, including shares of common stock issuable upon the exercise of outstanding derivative securities. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or the rules of Nasdaq or any other trading market on which our common stock may be listed. If our management determines it be appropriate to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the increasing complexity and significance of cybersecurity risks in safeguarding its technology, operations, proprietary systems, and data. The Company’s operations rely on interconnected digital infrastructure, cloud-based systems, and proprietary software platforms, including systems supporting digital asset management and cryptocurrency operations, making cybersecurity an essential component of its risk management framework.

The Company has implemented a cybersecurity program designed to identify, assess, mitigate, and respond to cybersecurity risks. This program is informed by recognized industry practices, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). The following disclosure outlines the Company’s cybersecurity risk management strategy and governance, including the Board’s oversight and management’s role.

1. Cybersecurity Risk Management

The Company employs a structured cybersecurity risk management program to assess, identify, and manage cybersecurity risks across its information technology environment, including corporate systems and cloud-based platforms. The Company currently operates in part through shared IT infrastructure and personnel, which provides continuity of cybersecurity controls and practices while the Company develops its standalone capabilities. Key elements of the program include:

●	Risk assessments and periodic evaluation of cybersecurity risks across systems and environments.
●	Threat detection and monitoring, including alert triage and investigation, to identify suspicious activity and potential incidents.
●	Vulnerability management, including scanning, prioritization, and remediation activities.
●	Access controls and security protections, including multi-factor authentication, encryption protocols, and endpoint security measures where appropriate.
●	Third-party risk management, including evaluation of vendors and service providers that may access Company data or systems.
●	Cybersecurity risks are evaluated in coordination with management and are considered within the Company’s broader operational and enterprise risk considerations.

2. Governance and Oversight

Cybersecurity oversight is a shared responsibility between the Company’s Board of Directors and management. The Vice President provides cybersecurity updates to the full Board as appropriate, including information regarding the Company’s cybersecurity posture, risk environment, incident trends, and mitigation efforts. The Company is in the process of establishing a formal cadence of cybersecurity reporting to the Board as part of its ongoing business transition. In addition to scheduled updates, management’s incident response procedures require that potential material cybersecurity incidents are escalated to senior leadership and the Board promptly, as appropriate. The Company enforces a top-down approach to cybersecurity governance, ensuring accountability and continuous risk monitoring at all levels of the organization.

3. Management’s Role in Cybersecurity

Management is responsible for the day-to-day execution of the Company’s cybersecurity program. The Vice President oversees cybersecurity initiatives and supervises cybersecurity personnel and processes. The Company’s cybersecurity incident response governance is supported by an Incident Response Policy that is in the process of being established and will define roles and responsibilities, incident classification, documentation expectations, evidence preservation requirements, and communication protocols.

4. Cybersecurity Strategy and Resilience

The Company maintains cybersecurity resilience measures designed to support business continuity and protect critical assets. These measures include monitoring and response capabilities, as well as processes for containment, remediation, and recovery when incidents occur.

5. Material Cybersecurity Incidents

During fiscal year 2025, the Company did not experience any material cybersecurity incidents. No cybersecurity incidents required disclosure under Form 8-K Item 1.05 during 2025.

6. Impact of Cyber Incidents

Cybersecurity incidents, if material, could adversely affect the Company’s financial condition, results of operations, operational stability, and reputation. Potential impacts may include remediation costs, operational disruptions, litigation or regulatory exposure, and reputational harm. The Company evaluates cybersecurity risks as part of its ongoing risk assessment processes.

7. Board Expertise in Cybersecurity

The Board’s cybersecurity oversight is informed through management briefings and periodic updates. The Company may enhance Board education on cybersecurity trends and governance practices as appropriate.

8. Use of Third-Party Services

The Company uses third-party service providers to support certain technology and security functions. Digital asset custody services are provided by BitGo, a qualified custodian maintaining its own security controls and compliance frameworks. The Company evaluates third-party cybersecurity risks through vendor due diligence processes, including review of security documentation and reports where applicable, and monitors third-party risks on an ongoing basis. Given the nature of the Company’s cryptocurrency-focused operations, the security practices of digital asset custodians and blockchain infrastructure providers are a particular focus of the Company’s third-party risk management process.

9. Regulatory and Legal Compliance Risks

The Company is subject to cybersecurity and data privacy requirements, including applicable data privacy laws and SEC disclosure requirements. Failure to comply with applicable requirements could result in financial penalties, legal liabilities, and reputational harm. The Company performs compliance-focused activities as part of its cybersecurity program.

10. Incident Response Plan

The Company maintains an incident response policy framework intended to support timely identification, containment, investigation, remediation, and recovery. Incident response procedures include incident severity classification, escalation, documentation, evidence preservation, and communications protocols.

11. Cyber Insurance

The Company does not maintain standalone cybersecurity insurance coverage. The Company evaluates risk mitigation and risk transfer options as part of its broader risk management considerations.

12. Historical Cyber Incidents

The Company did not record any material cybersecurity incidents during fiscal year 2025.

13. Technology and Infrastructure Risks

The Company’s cybersecurity program includes measures intended to protect systems and data, including monitoring, endpoint protections, access controls, and vulnerability management. As cybersecurity threats continue to evolve, the Company may adjust its cybersecurity tools, processes, and controls over time.

14. Data Security and Privacy Policies

The Company maintains policies and controls intended to protect sensitive data, including access controls and other security measures designed to safeguard data confidentiality and integrity.

15. Ongoing Cybersecurity Efforts

The Company continues to invest in cybersecurity capabilities, including monitoring, vulnerability management, employee awareness training, and improvements to policies and procedures, to address evolving cybersecurity threats. As a company in transition, the Company expects to continue developing its standalone cybersecurity infrastructure and formalizing its governance processes accordingly.

Item 2. Properties

None.. The Company is currently essentially “virtual.”

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

The Company filed its answer on March 17, 2025, denying the material allegations in the complaint and asserting various affirmative defenses. On October 9, 2025 the matter was settled out of court and the Company agreed to pay Lifesci $75,000 to settle the outstanding claim, which was paid in October 2025.

The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been listed and traded on The Nasdaq Capital Market under the symbol “QLGN” since May 26, 2020 and updated to “AIXC” as of November 19, 2025.

Holders of Common Stock

As of March 9, 2026 , there were 234 registered holders of record of our Common Stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

Unregistered Sales of Securities

●	From January 2024 until June 2024, we issued a total of 45,496 shares of Common Stock to the holder of an 8% Senior Convertible Debenture (the “2022 Debenture”)in lieu of cash for monthly redemption payments totaling $660,000 due, at a weighted average conversion price of $14.51 per share. From June 2024 until July 2024, we issued a total of 58,378 shares of Common Stock upon the holder’s voluntary conversion of the remaining principal balance of the 2022 Debenture of approximately $759,000, at a weighted average conversion price of $13.00 per share.

●

In February 2024, we issued an 8% Convertible Debenture (the “2024 Alpha Debenture”) in the principal amount of $550,000 to an investor with a maturity date of December 31, 2024, convertible at the option of the holder at a conversion price of $6.50 per share, subject to adjustments, which accrued interest on at the rate of 8% per annum, with a 5-year common stock purchase warrant to purchase at $13.00 per share 18,001 shares of Common Stock, subject to adjustments. The investor was also issued an option to purchase $1,100,000 in principal amount of additional 8% Convertible Debentures with similar terms, including an additional warrant to purchase up to 36,001 shares of Common Stock at an exercise price of $13.00 per share. In April 2024, the option was assigned and exercised, and we issued this additional 8% Convertible Debenture (the “2024 Chen Debenture”) in the principal amount of $1,100,000 with a conversion price of $6.50 per share and a warrant to purchase 36,001 shares of Common Stock at an exercise price of $13.00 per share to another investor.

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

November 2024, we issued 1,154 shares of Series A-2 Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock”) to the holder of the $1,100,000 8% Convertible Debenture in exchange for the extinguishment of the debenture with a principal and accrued interest balance of approximately $1,154,000.

●	From April 2024 until December 2025, we issued an aggregate of $4,166,900 in notes receivable to a publicly traded entity, of which notes bear interest the rate of eighteen percent (18%) per annum and due upon demand by the holder.

●

In April 2025, we entered into a Secured Convertible Note with an investor in the principal amount of $264,000, and an original issue discount (“OID”) of 20%, or $44,000, in exchange for $220,000 cash, less $20,000 in expenses. The Note is convertible at any time at the investor’s option, into shares of the Company’s Common Stock at a price equal to $3.80 per share, subject to certain adjustments. The Convertible Note bears no interest, and   was fully repaid in January 2026.

On July 28, 2025, the Company entered into a securities purchase agreement, dated July 28, 2025, with certain accredited investors, pursuant to which the Company issued and sold an aggregate of 4,500 shares of its newly designated Series A-3 Preferred Stock, par value $0.001 per share, at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $4.5 million, before deducting placement agent fees and offering expenses. The private placement closed on July 28, 2025.

On September 19, 2025, the Company entered into a subscription agreement with certain investors, including FF, pursuant to which the investors agreed to purchase $41,000,000 in cash of the Common Stock, and shares of newly created Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”). The purchase price of the Common Stock was $2.246 per share and the purchase price for the Series B Preferred Stock was $1,000 per share. On September 29, 2025, the Company consummated the proposed transactions whereby the Company issued 337,432 shares Common Stock, and 17,783 shares of Series B Preferred Stock.

The issuance of the securities listed above was deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to accredited investors and did not involve a public offering. The recipient of such securities represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Equity Incentive Plans” of this report which is incorporated herein by reference.

Equity Incentive Plans

See “Part III Item 11, Executive Compensation” of this Annual Report which is incorporated herein by reference.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements” for additional information. Unless otherwise indicated, all information in this Annual Report gives effect to a 1-for-50 reverse stock split of our common stock that became effective on November 5, 2024, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Recent Developments

Marizyme

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

In addition, during the year ended December 31, 2025, the Company advanced a total of $4,166,900  to Marizyme, against which Marizyme had previously delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). The Marizyme Notes bear interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Notes at any time and from time to time, in whole or in part, without premium or penalty, until its maturity on August 21, 2026. Throughout the fourth quarter of 2025, the Board reassessed its interest in further pursuing a transaction with Marizyme given the Faraday Investment (as described further below) and Marizyme’s continued need for funding support, and, as such, management updated its expected credit loss (“CECL”) estimate under ASC 326 as of December 31, 2025.

Faraday Investment

In September 2025 we consummated a Subscription Agreement (the “Subscription Agreement”) with certain investors including Faraday Future Intelligent Electric Inc. (NASDAQ: FFAI)(the “Lead Investor” or “Faraday”) pursuant to which the investors purchased $40.7 million (the “Offering”) of our Common Stock and shares of a newly created Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Up to $6.8 million  of the net proceeds from the Offering were used to pay existing debt and fund our existing business operations, and the balance of the cash proceeds and contributed currency will be used for the establishment of our cryptocurrency treasury operations, using AlxCrypto. AIxCrypto (AIxC) is committed to building a world-leading ecosystem that integrates Artificial Intelligence (AI) and blockchain, bridging Web2 and Web3. This ecosystem unites a decentralized protocol, distributed network, AI DePIN and EAI RWA value regeneration, and a DeAI Agent product and technology platform designed to achieve optimal trading performance. Its core products include the BesTrade DeAI Agent and the AIxC ecosystem products.

Reverse Stock Split

On November 5, 2024, the Company effected a 1-for-50, reverse stock split of our outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduced our shares of outstanding common stock, stock options, and warrants to purchase shares of our common stock. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of fractional shares was paid to stockholders. All share and per share data for all periods presented in this Annual Report have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

Series B Preferred Stock Conversions

Subsequent to December 31, 2025, and through the date of this filing, 33,858 shares of the Company’s Series B Preferred Stock were converted into 15,074,611 shares of common stock at a conversion price of $2.246 per share.

The following table summarizes the conversion activities:

Month (2026)	Series B Shares Converted	Common Shares Issued
January	3,926	1,747,781
February	491	218,473
March	29,441	13,108,357
Total	33,858	15,074,611

As a result of these conversions, the Company’s outstanding common stock increased by approximately 192%, which will result in a dilution to existing common stockholders.

Critical Accounting Policies and Estimates

This discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. While the Company’s significant accounting policies and estimates are further outlined in Note 1 - Business and Summary of Significant Accounting Policies and Estimates of the consolidated financial statements, Management believes that none of these give rise to critical accounting policies or estimates in these consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024:

	For The Years Ended December 31,
	2025	2024
EXPENSES
General and administrative	$8,822,300	$4,204,558
Research and development	184,796	1,197,162
Credit loss expense - short-term note receivable	4,195,000	360,000
Total expenses	13,202,096	5,761,720

LOSS FROM OPERATIONS	(13,202,096)	(5,761,720)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(127,297)	(415,810)
Gain on change in fair value of derivative liabilities	—	(191,068)
Gain on change in fair value of convertible debt	(37,707)	—
Interest expense	988,500	908,943
Interest income	(742,018)	(128,795)
Loss on issuance of convertible debt	91,943	358,279
Net loss on digital assets	3,588,106	—
Gain on voluntary conversion of convertible debt into common stock	—	(56,010)
Loss on debt extinguishment	—	56,997
Loss on monthly redemptions of convertible debt into common stock	—	208,852
Gain on settlements of accounts payable	—	(348,305)
Other expense (income), net	2,252	(1,946)
Total other expense (income), net	3,763,780	391,137

LOSS BEFORE PROVISION FOR INCOME TAXES	(16,965,875)	(6,152,857)

PROVISION FOR INCOME TAXES	—	6,334

NET LOSS FROM CONTINUING OPERATIONS	(16,965,875)	(6,159,191)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	(100,000)
LOSS FROM DISCONTINUED OPERATIONS	—	(100,000)

NET LOSS	(16,965,875)	(6,259,191)

Deemed dividend arising from preferred stock and warrant down-round provision	$(2,562,867)	$(87,604)

Net loss attributable to shareholders	$(19,528,742)	$(6,346,795)

Total net loss per common share, basic and diluted	$(8.11)	$(17.27)
Net income (loss) per common share, basic and diluted - discontinued operations	$—	$(0.28)
Total net loss per common share, basic and diluted	$(8.11)	$(17.55)
Weighted-average number of shares outstanding, basic and diluted (after stock split)	2,407,817	361,587

Expenses

General and Administrative Expenses

General and administrative expenses increased from $4.2 million for the year ended December 31, 2024 to $8.8 million for the year ended December 31, 2025. This is primarily due to an increase in investor relation fees of $1.4 million as we paid consultants to help raise capital, plus $3.0 million increase in consultant fees and $0.9 million in master service fees offset by a decrease in payroll expenses of $1.0 million and decrease in insurance expense of $0.2 million.

Research and Development Costs

Research and development expenses decreased from $1.2 million for the year ended December, 2024, to $0.2 million for the year ended December 31, 2025. This was primarily due to all research and development being slowed down in 2025 due to lack of funding, resulting in decreases in QN-302 program expenses of approximately $200,000 and a decrease in Marizyme research expense of $700,000.

Credit Loss Expense – Short-Term Note Receivable

Credit loss expense – short-term note receivable increased from $0.4 million for the year ended December, 2024, to $4.2  million for the year ended December 31, 2025. This is due to Marizyme’s debt increasing from $2.4 million for the year ended December 31, 2024 to $4.9 million for the year ended December 31, 2025, as well as the likelihood of our being able to collect being assessed at a significantly lower rate than prior year.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the year ended December 31, 2025 we experienced a $0.2 million gain in other income due to the change in fair value of the warrant liabilities described above. The estimated fair value of warrant liabilities decreased to $0.1 million as of December 31, 2025 from $0.3 million as of December 31, 2024 primarily due to changes in our stock price and expiration of warrants during the prior period.

During the year ended December 31, 2024 we experienced a $0.4 million gain in other income because of the change in fair value of the warrant liabilities. The estimated fair value of warrant liabilities increased to $0.3 million as of December 31, 2024 from $0.1 million as of December 31, 2023 due to the issuance of new liability classified warrants with an initial fair value of $0.6 million, the reclassification at fair value of equity classified warrants to warrant liabilities of $0.3 million, offset by the reclassification at fair value to equity of liability classified warrants of $0.2 million, and the $0.4 million gain on the change in fair value of the warrant liabilities due to an associated decrease in the market price of our common stock and the expiration of liability classified warrants during the year.

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

Gain on Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2024, we experienced a gain of approximately $0.2 million on change in fair value of derivative liabilities due to the issuance and subsequent extinguishment of the 2024 Alpha Debenture and 2024 Chen Debenture during the year. There were no derivative liabilities at December 31, 2025.

Gain on Change in Fair Value of Convertible Debt

During the year ended December 31, 2025 we experienced an approximately $38,000 gain on change in fair value of convertible debt, compared to no change for the year ended December 31, 2024. We did not hold any convertible debt in 2024.

Interest Income

There was $0.7 million in interest income during the year ended December 31, 2025 compared to $0.1 interest income during the year ended December 31, 2024. The increase was due to interest accrued on the Marizyme Notes, which increased significantly in the year ended December 31, 2025.

Interest Expense

There was $1.0 million in interest expense during the year ended December 31, 2025 compared to interest expense of $0.9 million during the year ended December 31, 2024. The increase was due to the short term promissory notes carrying higher interest rates than the convertible debt carried in the year ended December 31, 2024.

Loss on Issuance of Convertible Debt

During the year ended December 31, 2024 we incurred a loss on issuance of convertible debt of approximately $358,000 due to the fair value of the 2024 Alpha Debenture and derivative liabilities exceeding the cash proceeds. During the year ended December 31, 2025 we incurred a loss on issuance of convertible debt of approximately $92,000 due to the fair value of the 2025 Convertible Note and derivative liabilities exceeding the cash proceeds.

Net Loss on Digital Assets

During the year ended December 31, 2025 we experienced an approximately $3.6 million loss on digital assets, compared to no change for the year ended December 31, 2024. We did not hold any digital assets in 2024.

Gain on Voluntary Conversion of Convertible Debt into Common Stock

During the year ended December 31, 2024, we recognized a gain of approximately $56,000 on the voluntary conversion of convertible debt into common stock, due to the issuance of 58,378 shares of common stock with a fair value of approximately $674,000 upon partial voluntary conversion of the 2022 Alpha Debenture at a weighted average share price of $13.00, resulting in a gain of approximately $85,000, offset by a loss of approximately $29,000 from the issuance of 7,842 shares of common stock with a fair value of approximately $61,000 upon Alpha’s partial voluntary conversion of the 2024 Alpha Debenture at a weighted average share price of $6.50. There was no debt conversions in the year ended December 31, 2025.

Loss on Debt Extinguishment

During the year ended December 31, 2024, we recognized a loss on debt extinguishment of approximately $57,000. In connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, we used approximately $531,000 of the proceeds to repay the outstanding principal and accrued interest on the 2024 Alpha Debenture, in full settlement of the obligation, resulting in a debt extinguishment loss of approximately $68,000. This loss was offset by a debt extinguishment gain of approximately $13,000 from the issuance of 1,154 shares of newly designated Series A-2 Preferred Stock, in full settlement of the obligation of $1,154,000 in outstanding principal and interest on the 2024 Chen Debenture. There was no debt extinguished in the year ended December 31, 2025.

Loss on Monthly Redemptions of Convertible Debt into Common Stock

During the year ended December 31, 2024, we issued 45,496 shares of common stock with a fair value of approximately $903,000, in lieu of cash for monthly redemptions of $660,000 principal and approximately $34,000 accrued interest redeemed, pursuant to the terms of the 2022 Alpha Debenture at a weighted average share price of $14.51. Upon redemption in shares, we recognized a loss on monthly redemptions of convertible debt into common stock of approximately $209,000. There was no redemptions of convertible debt in the year ended December 31, 2025.

Gain on Settlements of Accounts Payable

During the year ended December 31, 2024, we settled $395,000 of our outstanding accounts payable for a gain of approximately $348,000. There were no such settlements during the year ended December 31, 2025.

Other Income, Net

Other income, net was immaterial during the years ended December 31, 2025 and 2024.

Discontinued Operations

The Company recorded a loss of approximately $0.1 million on disposal of discontinued operations during the year ended December 31, 2024, which was generated due to the early settlement of an escrow account from the sale of Qualigen, Inc. There were no such discontinued operations in the year ended December 31, 2025.

Liquidity and Going Concern

Our financial position is weak. As of December 31, 2025, we had approximately $19.3 million in cash and accounts payable of $1.3 million. We are in arrears on accounts payable to important partners. We have incurred recurring losses from operations and have an accumulated deficit of $140.0 million at December 31, 2025. We expect to continue to incur losses subsequent to the consolidated balance sheet date of December 31, 2025. For the years ended December 31, 2025 and 2024, we used cash of $7.0 million and $6.3 million, respectively, in operations.

Our current liabilities at December 31, 2025 include approximately $1.3 million of accounts payable, $1.6 million of related party payables, approximately $123,000 of accrued expenses and other current liabilities, approximately $142,000 of short term convertible debt, and approximately $142,000 in warrant liabilities.

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

During the year ended December 31, 2025 we raised approximately $45.7 million in new equity consisting of $3.3 million from nine investors as short-term borrowings, $0.2 million from Alpha Capital Anstalt upon the issuance of a short-term convertible promissory note maturing in January 2026, $0.1 million from an investor in exchange for a short-term promissory note with zero interest due six months after issuance, $4.3  million (net of issuance costs) upon closing of a private placement transaction resulting in the sale of 4,500 shares of newly designated Series A-3 Preferred Stock at a purchase price of $1,000 per share, and $37.7 million (net of issuance costs) upon closing of a subscription agreement (the “Subscription Agreement” or “Offering”) with Future Intelligent Electric Inc. (“Faraday”) resulting in the sale of 337,432 shares of the Company’s common stock and 39,943  shares of a newly created Series B Convertible Preferred Stock. Additionally, during the twelve months ended December 31, 2025, the Company repaid approximately $4.5 million of outstanding promissory notes. These equity and debt capital raises resulted in approximately $45.5 million in cash provided by financing activities during the year ended December 31, 2025, compared to $9.0 million in new equity and debt issued during the year ended December 31, 2024.

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

In January 2022, we entered into a License Agreement with UCL Business Limited to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCL Business Limited is the commercialization company for University College London.) We are further developing the program’s lead compound under the name QN-302, and this work is currently still underway. The License Agreement requires (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments, and sharing of a percentage of any non-royalty sublicensing consideration paid to the Company. In November 2023, we became obligated to pay $100,000 to UCL Business Limited upon the first patient dosing of QN-302, which was paid in January 2024.

Marizyme

On April 11, 2024, we entered into a Co-Development Agreement with Marizyme, Inc. (“Marizyme”). Under the Co-Development Agreement (as amended on August 6, 2024), we agreed to pay Marizyme a Funding Payment of up to $1,750,000 and an Exclusivity Fee of $200,000. The Exclusivity Fee of $200,000 and a Funding Payment of $500,000 was paid to Marizyme on April 12, 2024. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The Funding Payment is designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. This work is still currently underway. In return for the Funding Payment we will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the Funding Payment cash provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Years Ended
	December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(6,951,458)	$(6,327,503)
Investing activities	(15,881,487)	(1,907,400)
Financing activities	40,991,044	9,007,708
Net decrease in cash	$18,158,099	$772,805

Net Cash Used in Operating Activities

During the year ended December 31, 2025, operating activities used $7.0 million of cash, primarily resulting from a loss from continuing operations of $16.9 million. Cash flows from operating activities for the year ended December 31, 2025 were positively impacted by adjustments for stock based compensation of approximately $300,   legal expenses that were deducted from the issuance of convertible debt of $20,000, $0.3 million worth of common stock issued to a consultant, a $4.2 million provision for credit losses on short term notes receivable, $1.0 million of amortization of premium on promissory notes, $2.7 million in losses on the change in fair market value of digital assets, approximately $40,000    in payments made using digital assets, a loss on issuance of convertible debt of $0.1 million, changes in prepaid expenses and other current assets of $0.5 million, and changes in accrued expenses and other liabilities of $1.  4 million. Cash flows from operating activities for the year ended December 31, 2025 were negatively impacted by adjustments for a $0.1 million change in the fair value of warrant liabilities, accrued interest on short term notes receivable of $0.6 million, change in accounts payable of $0.3 million and a loss on the change in fair value of convertible debt of approximately $37,000.

During the year ended December 31, 2024, operating activities used $6.3 million of cash, primarily resulting from a net loss of $6.3 million. Cash flows from operating activities for the year ended December 31, 2024 were positively impacted by adjustments for accretion of discount on convertible debt of $0.6 million, a loss on issuance of convertible debt of approximately $0.4 million, a loss on debt extinguishment of approximately $57,000, change in provision for non-cash credit losses on short-term notes receivable of $0.4 million, a loss on monthly redemptions of convertible debt into common stock of $0.2 million, and stock based compensation of $0.1 million. Cash flows from operating activities for the year ended December 31, 2024 were negatively impacted by adjustments for a gain on change in fair value of warrant liabilities of $0.4 million, a $0.3 million gain on settlement of accounts payable, a $0.4 million decrease in accounts payable, a $0.2 million increase in prepaid expenses and other assets, a $0.2 million gain on change in fair value of derivative liabilities, a $0.1 million decrease in accrued expenses and other current liabilities, accrued interest receivable on the Marizyme notes of $0.1 million, and a gain on voluntary conversion of convertible debt of approximately $56,000.

Net Cash Provided By Investing Activities

During the year ended December 31, 2025, net cash used by investing activities was approximately $15.8 million resulting from the issuance of $1.9 million in notes receivable to Marizyme, purchases of intangible asstes of approximately $93,000, and purchases of digital assets of $16.5 million, offset by $2.6 million in proceeds from the sale of digital assets.

During the year ended December 31, 2024, net cash used by investing activities was approximately $1.9 million resulting from the issuance of $2.3 million in notes receivable to Marizyme, offset by $0.4 million in proceeds from the disposal of discontinued operations, due to the release of escrow from the sale of Qualigen, Inc.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $41.0 million, which resulted from the issuance of short-term debt in the amount of $3.4 million, the issuance of convertible debt in the amount of $0.2 million, the issuance of preferred shares in the amount of $38.9 million, the issuance of common stock and warrants in the amount of $3.1 million, offset by repayment of convertible debt of $0.1 million and the repayment of promissory notes of $4.4 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Audit of the financial statements for the year ended December 31, 2025)

To the Board of Directors and Stockholders

of AIxCrypto Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AIxCrypto Holdings, Inc. (the “Company”) as of December 31, 2025, and the related statement of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for year ended December 31, 2025, in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involves our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Existence of and Rights to Digital Assets

As described in Note 3 to the financial statements, as of December 31, 2025, the Company recorded digital assets with a fair value of approximately $10.3 million, which were held in a third-party custody wallet.

We identified the evaluation of the existence of, and the Company’s rights to, its digital assets as a critical audit matter due to the nature and extent of audit effort required to address the matter, which includes a significant involvement of more experienced engagement team members. Subjective auditor judgment was required in determining the nature and extent of audit procedures and the sufficiency of audit evidence obtained to test the digital assets recognized by the Company. The primary procedures we performed to address this critical audit matter included:

●	Reviewed custodial agreement to obtain understanding of the Company’s rights and obligations in relation to the digital assets held in custody;
●	Assessed the custodian’s control regarding the safeguarding and accuracy of the transaction and balance statements of the Company’s digital assets by reviewing the System and Organization Controls (“SOC”) Reports;
●	Evaluated and tested management’s rationale and supporting documentation, including reconciling the transaction journals to statements produced by the custodian, confirming the balance in quantity with the custodian, testing nature of transactions; and
●	Evaluated management’s disclosures of digital assets in the financial statement footnotes.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2025.

Houston, Texas

March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Audit of the financial statements for the year ended December 31, 2024)

To the Board of Directors and Stockholders

AIxCrypto Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AIxCrypto Holdings, Inc. (formerly “Qualigen Therapeutics, Inc.”, the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor from 2024 to 2025.

San Francisco, California

June 30, 2025

AIXCRYPTO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$19,332,707	$1,174,608
Digital assets	10,250,497	—
Prepaid expenses and other current assets	1,028,506	1,499,219
Short-term notes receivable, net of allowance for credit losses of $4.6 million and $360,000 at December 31, 2025 and 2024, respectively	343,060	2,010,692
Total current assets	30,954,770	4,684,519
Intangible assets	314,727	—
Other assets	—	2,000
Other assets - related party	10,349	—
Total non-current assets	325,076	2,000
Total Assets	$31,279,846	$4,686,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,259,944	$1,568,065
Related party payable	1,648,945	—
Accrued expenses and other current liabilities	136,234	170,243
Warrant liabilities	141,878	269,175
Convertible debt	142,236	—
Total current liabilities	3,329,237	2,007,483
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred stock Series A-2, $0.001 par value; 15,000,000 shares authorized; 601 and 6,256 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$659,040	$5,716,400
Preferred stock Series B, $0.001 par value; 15,000,000 shares authorized; 39,943 and zero shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	31,183,357	—
Common stock, $0.001 par value; 225,000,000 shares authorized; 5,160,383 and 736,431 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	69,738	65,314
Additional paid-in capital	136,065,924	119,958,897
Accumulated deficit	(140,027,450)	(123,061,575)
Total Stockholders’ Equity	27,950,609	2,679,036
Total Liabilities & Stockholders’ Equity	$31,279,846	$4,686,519

The accompanying notes are an integral part of these consolidated financial statements.

AIXCRYPTO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Years Ended December 31,
	2025	2024
EXPENSES
General and administrative	$8,822,300	$4,204,558
Research and development	184,796	1,197,162
Credit loss expense - short-term note receivable	4,195,000	360,000
Total expenses	13,202,096	5,761,720

LOSS FROM OPERATIONS	(13,202,096)	(5,761,720)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(127,297)	(415,810)
Gain on change in fair value of derivative liabilities	—	(191,068)
Gain on change in fair value of convertible debt	(37,707)	—
Interest expense	988,500	908,943
Interest income	(742,018)	(128,795)
Loss on issuance of convertible debt	91,943	358,279
Net loss on digital assets	3,588,106	—
Gain on voluntary conversion of convertible debt into common stock	—	(56,010)
Loss on debt extinguishment	—	56,997
Loss on monthly redemptions of convertible debt into common stock	—	208,852
Gain on settlements of accounts payable	—	(348,305)
Other expense (income), net	2,252	(1,946)
Total other expense (income), net	3,763,779	391,137

LOSS BEFORE PROVISION FOR INCOME TAXES	(16,965,875)	(6,152,857)

PROVISION FOR INCOME TAXES	—	6,334

NET LOSS FROM CONTINUING OPERATIONS	(16,965,875)	(6,159,191)

DISCONTINUED OPERATIONS
Loss on disposal of discontinued operations, net of tax	—	(100,000)
LOSS FROM DISCONTINUED OPERATIONS	—	(100,000)

NET LOSS	(16,965,875)	(6,259,191)

Deemed dividend arising from preferred stock and warrant down-round provision	$(2,562,867)	$(87,604)

Net loss attributable to shareholders	$(19,528,742)	$(6,346,795)

Total net loss per common share, basic and diluted	$(8.11)	$(17.27)
Net income (loss) per common share, basic and diluted - discontinued operations	$—	$(0.28)
Total net loss per common share, basic and diluted	$(8.11)	$(17.55)
Weighted-average number of shares outstanding, basic and diluted (after stock split)	2,407,817	361,587

The accompanying notes are an integral part of these consolidated financial statements.

AIXCRYPTO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A-2		Series A-3		Series B
	Convertible		Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	6,256	$5,716,400	$—	$—	$—	$—	736,431	$65,314	$119,958,897	$(123,061,575)	$2,679,036
Issuance of common stock for the conversion of Series A-2 preferred shares	(5,655)	(5,057,360)	—	—	—	—	1,922,702	1,923	5,055,437	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	269	—	269
Issuance of Series A-3 preferred shares upon closing of private placement	—	—	4,500	4,257,937	—	—	—	—	—	—	4,257,937
Issuance of Series B preferred shares upon closing of private placement	—	—	—	—	39,943	31,183,357	—	—	—	—	31,183,357
Issuance of common stock and warrants upon closing of private placement	—	—	—	—	—	—	497,689	497	6,795,388	—	6,795,885
Issuance of common stock for the conversion of Series A-3 preferred shares	—	—	(4,500)	(4,257,937)	—	—	2,003,561	2,004	4,255,933	—	—
Net Loss	—	—	—	—	—	—	—	—	—	(16,965,875)	(16,965,875)
Balance at December 31, 2025	601	659,040	—	—	39,943	31,183,357	5,160,383	69,738	136,065,924	(140,027,450)	27,950,609

	Series A-2 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	—	$—	107,243	$43,262	$114,655,565	$(116,802,384)	$(2,103,557)
Issuance of common stock and prefunded warrants in public offering	—	—	482,737	14,724	3,038,625	—	3,053,349
Issuance of Series A-2 preferred shares upon closing of private placement	5,102	4,562,400	—	—	-	—	4,562,400
Voluntary conversion of convertible debt into preferred stock	1,154	1,154,000	—	—	-	—	1,154,000
Voluntary conversion of convertible debt into common stock	—	—	66,222	3,311	731,772	—	735,083
Redemptions of convertible debt into common stock	—	—	45,497	2,275	901,054	—	903,329
Fair value of warrant modification for professional services	—	—	—	—	12,036	—	12,036
Fair value of warrants reclassified to liabilities from equity	—	—	—	—	(262,259)		(262,259)
Fair value of warrants reclassified to equity from liabilities	—	—	—	—	197,456	—	197,456
Stock issued upon partial exercise of warrants	—	—	31,998	1,600	414,380	—	415,980
Restricted share settlements issued to former Board members	—	—	2,843	142	142,209	—	142,351
Issuance of rounded shares as a result of the reverse stock split	—	—	(109)	—	—	—	-
Stock-based compensation	—	—	—	—	128,059	—	128,059
Net loss	—	—	—	—	-	(6,259,191)	(6,259,191)
Balance at December 31, 2024	6,256	$5,716,400	736,431	$65,314	$119,958,897	$(123,061,575)	$2,679,036

The accompanying notes are an integral part of these consolidated financial statements.

AIXCRYPTO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,965,875)	$(6,259,191)
Loss from discontinued operations, net of tax	—	(100,000)
Loss from continuing operations	$(16,965,875)	$(6,159,191)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock-based compensation	268	128,059
Change in fair value of warrant liabilities	(127,297)	(415,810)
Change in fair value of derivative liabilities	—	(191,068)
Gain on voluntary conversion of convertible debt	—	(56,010)
Legal expenses deducted from issuance of convertible debt	20,000	—
Issuance of common stock to consultant	325,635	—
Provision for credit losses of short-term note receivable	4,195,000	360,000
Accrued interest on short-term note receivable	(617,868)	(113,292)
Interest expense	988,500	—
Net loss on digital assets	3,588,106	—
Payments made with digital assets	39,968	—
Loss on monthly redemptions of convertible debt into common stock	—	208,852
Accretion of discount on convertible debt	—	615,534
Loss on debt extinguishment	—	56,997
Loss on issuance of convertible debt	91,943	358,279
Gain on settlement of accounts payable	—	(348,305)
Loss on change in fair value of convertible debt	(37,707)	—
Fair value of warrant modification for professional services	—	12,036

Changes in operating assets and liabilities:
Prepaid expenses and other assets	462,364	(219,774)
Accounts payable	(350,246)	(445,141)
Accrued expenses and other current liabilities	1,435,751	(118,669)
Net cash used in operating activities	(6,951,458)	(6,327,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of short-term note receivable	(1,909,500)	(2,257,400)
Purchase of digital assets	(16,500,000)	—
Sales of digital assets	2,621,429	—
Purchase of intangible assets	(93,416)
Net cash provided by investing activities - discontinued operations	—	350,000
Net cash used in investing activities	(15,881,487)	(1,907,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	200,000	1,475,000
Net Proceeds from issuance of warrants, common shares and preferred shares in private placement	7,711,544	4,562,400
Net Proceeds from issuance of common shares and preferred shares in private placement - related party	34,200,000	—
Proceeds from issuance of common shares and prefunded warrants in public offering	—	3,053,348
Repayment of convertible debt	(132,000)	(499,021)
Repayment of promissory notes	(4,408,500)	(2,000,000)
Proceeds from warrant exercises	—	415,981
Proceeds from issuance of promissory notes	3,420,000	2,000,000
Net cash provided by financing activities - continuing operations	40,991,044	9,007,708
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	40,991,044	9,007,708

Net change in cash and cash equivalents	18,158,099	772,805
Cash and cash equivalents - beginning of period	1,174,608	401,803
Cash and cash equivalents- end of period	$19,332,707	$1,174,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,010,500	$92,838
Taxes	$—	$5,522

NONCASH FINANCING AND INVESTING ACTIVITIES:
Voluntary conversion of convertible debt into preferred stock	$—	$1,154,000
Monthly redemption of convertible debt into common stock	$—	$903,329
Voluntary conversion of convertible debt into common stock	$—	$735,083
Deemed dividend arising from warrant and preferred shares down-round provision	$2,562,867	$87,604
Exchange of derivative liability for warrant and convertible debt	$—	$675,625
Restricted share settlements issued to former board members	$—	$142,351
Warrants reclassified to equity from liabilities	$—	$197,456
Warrants reclassified to liabilities from equity	$—	$262,259
Issuance of warrants to placement agent	$5,340,491	$—
Issuance of common stock for the conversion of Series A-2 and Series A-3 preferred shares	$9,315,298	$—

The accompanying notes are an integral part of these consolidated financial statements.

AIXCRYPTO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Corporate History

Ritter Pharmaceuticals, Inc. (the Company’s predecessor) was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. In September 2008, this company converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc. On May 22, 2020, upon completing a “reverse recapitalization” transaction with Qualigen, Inc., Ritter Pharmaceuticals, Inc. was renamed Qualigen Therapeutics, Inc. (the “Company”). Qualisys Diagnostics, Inc. was formed as a Minnesota corporation in 1996, reincorporated to become a Delaware corporation in 1999, and then changed its name to Qualigen, Inc. in 2000. Qualigen, Inc. was a wholly-owned subsidiary of the Company. On July 20, 2023, the Company sold all of the issued and outstanding shares of common stock of Qualigen, Inc. to Chembio Diagnostics, Inc. (“Chembio”), a wholly-owned subsidiary of Biosynex, S.A. (“Biosynex”). Following the consummation of this transaction, Qualigen, Inc. became a wholly-owned subsidiary of Chembio (see Note 7 – Discontinued Operations ).

In 2022, the Company acquired a 52.8% interest in NanoSynex, Ltd. (“NanoSynex”). In 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex (the “NanoSynex Amendment”), which resulted in the Company losing its controlling interest in NanoSynex.

In September 2025 the Company consummated a Subscription Agreement (the “Subscription Agreement”) with certain investors including Faraday Future Intelligent Electric Inc. (NASDAQ: FFAI) (the “Lead Investor” or “Faraday”) pursuant to which the investors purchased $40.7 million (the “Offering”) of the Company’s common stock and shares of a newly created Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) (see Note 15 - Stockholders’ Equity). This offering resulted in $37.7 million in net proceeds after $3.0 million in issuance costs were deducted. Up to $6.8 million of the net proceeds from the Offering were used to pay existing debt and fund the Company’s existing business operations, and the balance of the cash proceeds and contributed currency will be used for the execution of the Company’s cryptocurrency treasury strategy.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), Regulation S-X and rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In general, the functional currency of the Company is the U.S. dollar. There were no foreign currency transactions in the years ended December 31, 2025 and 2024,

As of July 20, 2023, NanoSynex was deconsolidated from these financial statements as the transactions contemplated by the NanoSynex Amendment resulted in a loss of control of a subsidiary that constitutes a business under Accounting Standards Codification (“ASC”) 810. The retained investment in NanoSynex is accounted for prospectively as an equity method investment.

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

Accounting Estimates

Management uses estimates and assumptions in preparing its consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company’s estimates relate to the estimated fair value of convertible debt, warrant liabilities, and determination of the allowance for credit losses. Actual results could vary from the estimates that were used.

Related Parties and Related Party Transactions

A related party is a person who has the ability to exert significant influence over the Company and may include executive officers and directors, including members of their immediate families, shareholders owning more than 10% of the Company’s voting securities, or other entities deemed to be affiliates, as defined in ASC 850, Related Party Disclosures. The Company assesses its related parties and applicable disclosures on a quarterly basis, considering all relevant facts and circumstances.

Reverse Stock Split

On November 5, 2024, the Company effected a 1-for-50 reverse stock split of its outstanding shares of common stock (the “2024 Reverse Stock Split”). The 2024 Reverse Stock Split reduced the Company’s shares of outstanding common stock, stock options, and warrants to purchase shares of common stock. Fractional shares of common stock that would have otherwise resulted from the 2024 Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of fractional shares was paid to stockholders.

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

The Company maintains the majority of its cash in accounts at banking institutions in the U.S. that are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of amounts held in excess of such insurance limitations. As of December 31, 2025, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Digital Assets

The Company accounts for its digital assets in accordance with ASC 350, Intangibles—Goodwill and Other, as amended by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company adopted ASU 2023-08 effective January 1, 2025. Digital assets held by the Company, including Bitcoin, Cardano, Chainlink, Dogecoin, Ethereum, Hyperliquid EVM, Native BNB, Ripple, Solana, Tether (USDT), and Tron, meet the scope criteria of ASU 2023-08 and are recognized as indefinite-lived intangible assets. These assets are initially recorded at cost , including transaction fees, upon obtaining control of the asset, and are measured subsequently at fair value with changes in value recognized in net income or loss. The Company uses a FIFO methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures. Purchases and sales of digital assets that are not revenue arrangements are classified on the statement of cash flows as investing activities. Net loss on digital assets are adjusted in operating activities in the statement of cash flows.

General and Administrative Expenses

Beginning in December 2024, the Company engaged IR Agency LLC to provide marketing and advertising services to communicate information about the Company to the investment community. During the year ended December 31, 2025, expenses related to the work performed by IR Agency LLC totaled $1.5  million, or roughly 17% of operating expenses for that period. The Company deemed this expense necessary at the time to raise additional funding which would provide liquidity to the Company for business operations . This expense is not anticipated to be recurring in future periods.

Software Capitalization

The Company accounts for the costs incurred in developing its product offerings under ASC 350-40, Internal-Use Software.

In accordance with the guidance in ASC 350-40, the Company will capitalize costs incurred in connection with the development of the Company’s product offerings during the application development stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred in connection with maintenance activities, including training or bug fixes are also expensed as incurred. The Company stops capitalizing qualifying costs once development activities are completed and the project is ready for its intended use.

Capitalized software costs will be amortized on a straight-line basis over a 36-month useful life beginning on the date when the product is ready for its intended use. Management will subsequently test the capitalized software costs for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360.

Research and Development

Except for acquired in process research and development (IPR&D ), the Company expenses research and development costs as incurred including therapeutics license costs.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the consolidated statements of operations.

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation  to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 9 – Warrant Liabilities).

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

Fair Value of Financial Instruments

Cash, prepaid expenses, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Short-term notes receivable are valued subject to a current expected credit loss (“CECL”) model (see Note 6 - Short-Term Notes Receivable).

The value of the Company’s warrant liabilities as of December 31, 2025 was determined using the Black-Scholes Model. Significant assumptions used in the valuation include the expected volatility of the Company’s common stock, the contractual term of the warrants, the risk-free interest rate, and an expected dividend yield of zero. Expected volatility is based on a blend of comparable public company data and, as available, the Company’s own historical volatility. The risk-free rate is derived from U.S. Treasury yields with maturities commensurate with the remaining contractual term of the warrants. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.

The Company from time to time elects the fair value option to account for certain debt liabilities. Electing the fair value option allows the Company to initially and subsequently measure such liabilities at fair value rather than amortized cost and may be applied to debt liabilities that contain conversion or other features that would otherwise require bifurcation and mark to market accounting. Such debt liabilities will initially be measured using valuation techniques appropriate to the terms and expected life of the note. The Company expects to use level 3 input to measure the fair value in subsequent periods.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. See Note 18 - Income Taxes for further information.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The Company adopted this standard as of December 31, 2025 and included revised disclosures with Note 18 – Income Taxes. The adoption of this standard did not have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning with the year ending December 31, 2028, with early adoption permitted. The Company adopted this standard as of December 31, 2025, and it did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements resulting in a comprehensive list of interim disclosures that are required by GAAP, and includes a disclosure principle that requires the disclosure of events since the end of the last annual reporting period that have a material impact on the Company. ASU 2025-11 is effective for the Company’s interim financial statements beginning with the first fiscal quarter of the year ended December 31, 2028, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively. The Company is evaluating the disclosure requirements related to the new standard.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of December 31, 2025, the Company had approximately $19.3 million in cash and an accumulated deficit of $140.0 million. For the years ended December 31, 2025 and 2024, the Company used cash of $7.0 million and $6.3 million, respectively, in operations, and generated no revenue in both years while suffering from recurring net loss.

During the year ended December 31, 2025, the Company borrowed a total of $3.5 million from nine investors as promissory notes and convertible debt, each due within six months after the date of borrowing. In July 2025, the Company closed a private placement transaction to raise additional funding through the sale of equity, for a net total of $4.2 million. In September 2025, the Company closed a subscription agreement to raise additional funding through the sale of equity for a net total of $37.7 million . While this $37.7 million of cash was received, up to $6.8 million of the net cash proceeds will be used to pay existing debt and fund the Company’s existing research and development operations, and the balance of the cash proceeds will be used for the establishment of the Company’s new cryptocurrency treasury operations, and will therefore not readily be available  to fund immediate operations.

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

NOTE 3 — DIGITAL ASSETS

As part of its strategic realignment completed in the fourth quarter of 2025, the Company began acquiring digital assets for investment purposes and for use within its programmable technology infrastructure platform.

The Company holds digital assets consisting of cryptocurrencies, stablecoins, and other blockchain-based tokens, as detailed below.

Significant Holdings

As of December 31, 2025, the Company’s significant digital asset holdings consisted of the following:

	Units Held	Cost Basis	Fair Value
Cardano ADA (ADA)	238,136	$149,259	$83,610
Native BNB (BSC)	1,454	1,517,819	1,251,051
Bitcoin (BTC)	51	5,489,227	4,535,208
Dogecoin (DOGE)	2,292,863	437,027	282,481
Ethereum (ETH)	685	2,569,277	2,033,436
ChainLink (LINK)	21,560	374,768	267,559
Solana (SOL)	7,399	1,322,550	924,029
Tron (TRX)	590,372	181,725	168,846
USD Tether (USDT)	1,856	1,854	1,801
Ripple (XRP)	374,454	895,922	702,476
Total		$12,939,428	$10,250,497

Digital Asset Activity

The following table summarizes digital asset activity for the period indicated, including cost basis, fair value at the time of sale, realized and unrealized losses, and the fair value of outstanding digital assets as of December 31, 2025:

Balance at December 31, 2024	$-
Additions(1)	16,500,000
Dispositions (1)	(2,621,429)
Gains(2)	13,117
Losses(2)	(3,601,223)
Payments made but uncleared	(39,968)
Balance at December 31, 2025	$10,250,497

(1)	Additions represent purchases of crypto assets held for investment, dispositions represent liquidation of crypto asstes held for investment
(2)	The Company measures gains and losses by each asset held. These amounts include cumulative realized gains of $13,117, realized losses of $896,471, and unrealized losses of $2,704,752 during the year ended December 31, 2025

The Company measures digital assets at fair value in accordance with ASC 820, Fair Value Measurement.

Fair value is determined using quoted prices in active markets for identical assets (Level 1 inputs). The Company utilizes pricing information provided by the principal market, which is based on observable market prices from active trading exchanges.

NOTE 4 — FAIR VALUE MEASUREMENTS

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of December 31, 2025:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$15,957,179	$-	$-	$15,957,179
Digital Assets	$10,250,497	$-	-	10,250,497
Total Assets	$26,207,676	$-	$-	$26,207,676
Liabilities
Convertible Debt	$-	$-	$142,236	$142,236
Warrant Liabilities	-	-	141,878	141,878
Total Liabilities	$-	$-	$284,114	$284,114

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of December 31, 2024:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$724,732	$-	$-	$724,732
Total Assets	$724,732	$-	$-	$724,732
Liabilities
Warrant Liabilities	$-	$-	$269,175	$269,175
Total Liabilities	$-	$-	$269,175	$269,175

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Prepaid consulting	$461,337	$1,241,537
Prepaid insurance	481,338	226,482
Prepaid legal	84,193	—
Other current assets	1,638	31,200
	$1,028,506	$1,499,219

NOTE 6 —SHORT-TERM NOTES RECEIVABLE

Short term notes receivable - consisted of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Short-term note receivable - Marizyme	$4,898,060	$2,370,692
Less allowance for credit losses	(4,555,000)	(360,000)
	$343,060	$2,010,692

During the year ended December 31, 2025 and 2024, the Company advanced to Marizyme, Inc., $1,909,500 and $2,257,400, respectively, against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). As of December 31, 2025 and 2024 accrued interest related to the Marizyme Notes was $731,160 and $113,292, respectively and interest income of $617,868 and $113,292, respectively, was recognized in other income in the consolidated statement of operations.

The Marizyme Notes bear at interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the current expected credit loss (“CECL”) model, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and the Company’s expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of December 31, 2025, the estimate for expected credit losses on the Marizyme Notes is $4,555,000. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

The Company is also party to a Co-Development Agreement with Marizyme (see Note 14 - Research and License Agreements).

NOTE 7 — DISCONTINUED OPERATIONS

On July 20, 2023, the Company completed the sale of Qualigen, Inc., its formerly wholly-owned subsidiary, to Chembio Diagnostics, Inc. for net cash consideration of $5.4 million, of which $4.9 million was received during the year ended December 31, 2023, and $450,000 was being held in escrow until January 20, 2025 to satisfy certain Company indemnification obligations. On June 4, 2024, the escrow account was settled early by mutual agreement of the Company and the buyer resulting in cash proceeds to the Company of $350,000 and a loss on disposal of discontinued operations of $100,000 for the year ended December 31, 2024. There was no activity related to Qualigen, Inc. during the year ended December 31, 2025.

There were no assets and liabilities remaining related to Qualigen, Inc. as of December 31, 2025 or December 31, 2024.

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
License fees	$20,000	$14,427
Credit card	800	-
Professional fees	115,434	109,324
Vacation	-	46,492
	$136,234	$170,243

NOTE 9 – WARRANT LIABILITIES

In 2004, the Company issued warrants to various investors and brokers for the purchase of Series C preferred stock in connection with a private placement (the “Series C Warrants”). The Series C Warrants were subsequently extended and, upon closing of the reverse recapitalization transaction with Ritter, exchanged for warrants to purchase common stock of the Company. On February 27, 2024, these Series C Warrants were repriced as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debentures described below, from an exercise price of $36.50 per share to an exercise price of $13.00 per share, with 16,473 additional ratchet Series C Warrants issued, resulting in 25,586 Series C Warrants outstanding on March 31, 2024, which expired on June 26, 2024, resulting in a gain recorded in the amount of $187,900 . At December 31, 2025 and December 31, 2024 the fair value of these warrants was $0.

On November 20, 2024, the Company closed its private placement transaction resulting in the issuance of newly designated Series A-2 Preferred Stock (see Note 15 – Stockholders Equity). As a result of the issuance of a new class of voting securities, the Company evaluated its equity classified warrants’ respective terms, and concluded that warrants for 68,712 common shares with a weighted average exercise price of $2.00 were required to be reclassified to liabilities, including pre-funded warrants with an exercise price of $0.05 per share. The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. At December 31, 2025, pre-funded warrants for 51,199 common shares remained outstanding. During the years ended December 31, 2025 and 2024 the Company recorded a loss on change in fair value of warrant liabilities of approximately $127,000  and $22,000, respectively for these warrants. At December 31, 2025 and December 31, 2024, the fair value of these warrants was approximately $142,000 and $269,000, respectively.

The following table summarizes the activity in liability classified warrants for the year ended December 31, 2025:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2024	68,712	$2.00	$0.05 - $7.80	4.32	*
Granted	—	-	—	-
Exercised	—	—	—	—
Reclassified from equity	—	—	—	—
Reclassified to equity	—	—	—	—
Expired	(1,494)	$6.50	$6.50 - $6.50	—
Total outstanding –December 31, 2025	67,218	$1.90	$0.05 - $7.80	3.68	*
	67,218	$1.90	$0.05 - $7.80	3.68	*

*	excludes 51,199 pre-funded warrants which have no expiration date.

The following table summarizes the activity in liability classified warrants for the year ended December 31, 2024:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2023	9,113	$36.50	$36.50 - $36.50	0.49
Granted	52,474	$8.54	$6.50 - $13.00	4.16
Exercised	—	—	—	—
Reclassified from equity	71,026	$2.14	$0.05 - $7.80	n/a
Reclassified to equity	(38,315)	7	$6.50 - $6.50	4
Expired	(25,586)	$13.00	$13.00 - $13.00	—
Total outstanding –December 31, 2024	68,712	$2.00	$0.05 - $7.80	n/a
Exercisable	52,693	$0.23	$0.05 - $6.50	n/a

The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of December 31, 2025:

Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant Liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2024	$—	$—	$269,175	$269,175
Granted	—	—	—	—
Exercised	—	—	—	—
Loss on change in fair value of warrant liabilities	—	—	(127,297)	(127,297)
Balance as of December 31, 2025	$—	$—	$141,878	$141,878

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

The value of the warrant liabilities was based on valuations internally generated Black Scholes valuations. Due to the nominal exercise price of the 2024 Pre-Funded Warrants and indefinite term, the Company calculated an implied value of the 2024 Pre-Funded Warrants based on the underlying common stock price on the valuation date, less the exercise price. For volatility, the Company considers comparable public companies as a basis for its expected volatility to calculate the fair value of common stock warrants and transitions to its own volatility as the Company develops sufficient appropriate history as a public company. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the common stock warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. Any significant changes in the inputs may result in significantly higher or lower fair value measurements.

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Risk-free interest rate	3.64%	3.64%	4.24% - 4.38%	4.37%
Expected volatility (peer group)	130.0%	130.00%	117.5% - 133.50%	133.5%
Term of warrants (years)	3.68	3.68	0.4 - 4.7	4.20
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE 10 — CONVERTIBLE DEBT

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

2024 Alpha Debenture (Related party)

On February 27, 2024, pursuant to a Securities Purchase Agreement executed with Alpha on February 27, 2024 (the “2024 Securities Purchase Agreement”) we issued to Alpha an 8% Convertible Debenture (the “2024 Alpha Debenture”) with a principal amount of $550,000, for a gross purchase price of $500,000 less expenses. The 2024 Alpha Debenture carried a maturity date of December 31, 2024 and was convertible, at any time, and from time to time, at Alpha’s option, into shares of common stock of the Company, at a conversion price initially equal to $30.56 per share, subject to adjustment as described in the 2024 Alpha Debenture. Upon the closing of the public offering on September 6, 2024 per the terms of the antidilution provisions in the 2022 Debenture, the conversion price of the 2024 Alpha Debenture was reduced from $30.56 to $6.50 per share. The 2024 Alpha Debenture accrued interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Alpha a noncompensatory equity classified 5-year common stock purchase warrant (the “2024 Alpha Warrant”) to purchase 18,001 shares of our common stock at an exercise price initially equal to $13.00 per share (see Note 15 - Stockholders Equity).

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

2024 Chen Debenture (Related party)

In April 2024, Alpha assigned the Option to Yi Hua Chen (“Chen”) and Chen exercised the option in full, in exchange for $1,000,000, less expenses, we issued to Chen an 8% Convertible Debenture (the “2024 Chen Debenture”) with a principal amount of $1,100,000. The 2024 Chen Debenture carried a maturity date of December 31, 2024 and was convertible, at any time, and from time to time, at Chen’s option, into shares of common stock of the Company at a conversion price initially equal to $30.56 per share, subject to adjustment as described in the 2024 Chen Debenture. Upon the closing of the public offering on September 6, 2024 per the terms of the antidilution provision, the conversion price of the 2024 Chen Debenture was reduced from $30.56 to $6.50 per share. The 2024 Chen Debenture accrues interest on its outstanding principal balance at the rate of 8% per annum, payable at maturity. In connection with this issuance, we also issued to Chen a 5-year liability classified common stock purchase warrant (the “2024 Chen Warrant”) to purchase 36,001 shares of our common stock at an exercise price initially equal to $13.00 per share (see Note 9 - Warrant Liabilities).

The Company evaluated the terms of the 2024 Chen Debenture and the 2024 Chen Warrant and determined that the 2024 Chen Warrant was considered a freestanding financial instrument. The 2024 Chen Warrant was further determined to be indexed to the Company’s own stock. However, the 2024 Chen Warrant failed to meet the additional criteria for permanent equity classification due to a lack of authorized shares available to settle the instrument, as the Company was required to obtain shareholder approval to issue all shares underlying the 2024 Securities Purchase Agreement to comply with the rules of Nasdaq. The Company has adopted a sequencing approach under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity to determine the classification of its contracts at issuance and at each subsequent reporting date, whereby shares are allocated based on the earliest issuance date of potentially dilutive instruments, with the earliest issuance date receiving the first allocation of shares. In the event of identical issuance dates, shares are then allocated beginning with instruments with the latest maturity date first. Pursuant to this sequencing approach, as of April 27, 2024, we determined that the authorized shares were sufficient to settle the 2024 Alpha Warrant and was therefore classified in equity. The Company determined the remaining shares were not sufficient to settle the 2024 Chen Warrant and therefore classified as a liability at fair value, with subsequent changes in fair value recognized in earnings, until such shareholder approval was obtained on October 25, 2024 (see Note 9 - Warrant Liabilities).

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

In November 2024, in connection with the closing of the Company’s private placement transaction and issuance of Series A-2 Preferred Stock, the Company and Chen executed an Exchange Agreement (the “Exchange Agreement”), agreeing to convert all outstanding principal and accrued interest on the 2024 Chen Debenture totaling approximately $1,154,000, in exchange for 1,154 shares of newly designated Series A-2 Preferred Stock, in full settlement of the Company’s obligations with respect to the Chen Debenture. As of December 31, 2025 and December 31, 2024, there were no amounts outstanding under the 2024 Chen Debenture.

2025 Convertible Note

On April 28, 2025, the Company entered into a Secured Convertible Note (the “2025 Convertible Note”) with Alpha Capital Anstalt (“Alpha”, or “Holder”), pursuant to which the Company issued to Alpha a non-interest-bearing note with a principal of $264,000, and an original issue discount (“OID”) of 20%, or $44,000, in exchange for $220,000 cash, less $20,000 in expenses. The Note is convertible at any time at Alpha’s option, into shares of the Company’s common stock at a price equal to $3.80 per share, subject to certain adjustments. The Convertible Note bears no interest, and the principal will be due on January 28, 2026 (the “Maturity Date”).

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

On June 4, 2025 the Company paid down $132,000 in principal at the request of Alpha. As of December 31, 2025 the Company reassessed the fair value of the 2025 Convertible Note at $142,236, with a gain on the change in fair value of $37,707 recorded in the year ended December 31, 2025.

NOTE 11 — PROMISSORY NOTES

During the year ended December 31, 2025, the Company issued short term notes payable totaling $4.4 million for total net proceeds of $3.4 million. Over the course of the year the Company repaid all notes for a total of $4.4 million, with the additional $1.0 million paid as a premium to some of the lenders and was recorded under interest expenses.

There were no outstanding promissory notes outstanding as of December 31, 2025 or 2024.

NOTE 12 — EARNINGS (LOSS) PER SHARE

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

	For the Years Ended December 31,
	2025	2024
Net loss attributable to shareholders	$(19,528,742)	$(6,346,795)
Basic weighted-average common shares outstanding	2,407,817	361,587
Dilutive potential shares issuable from preferred stock, convertible debt, stock options and warrants	—	—
Diluted weighted-average common shares outstanding	2,407,817	361,587

These potentially dilutive securities have been excluded from diluted net loss per share as of December 31, 2025 and 2024 because their effect would be anti-dilutive:

	As of December 31,
	2025	2024
Shares of common stock subject to outstanding options	1,570	1,870
Shares of common stock subject to outstanding warrants (excluding pre-funded warrants)	528,376	90,026
Shares of common stock subject to outstanding preferred stock	18,051,425	3,437,363
Shares of common stock subject to outstanding convertible debt	47,143	-
Total common stock equivalents	18,628,514	3,529,259

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

The Company filed its answer on March 17, 2025, denying the material allegations in the complaint and asserting various affirmative defenses. On October 9, 2025 the matter was settled out of court and the Company agreed to pay Lifesci $75,000 to settle the outstanding claim, which was paid.

NOTE 14 — RESEARCH AND LICENSE AGREEMENTS

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

For the years ended December 31, 2025 and 2024 there were license costs of $20,000 and $2,000, respectively, related to this agreement which are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

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

There were no sponsored research expenses related to these agreements for the years ended December 31, 2025 and 2024. License costs were approximately $0 and $68,000 related to these agreements for the years ended December 31, 2025 and 2024, respectively and are included in research and development expenses in the condensed consolidated statements of operations and other comprehensive loss.

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

The sponsored research agreement for QN-247 expired in August 2022 and there were no sponsored research expenses related to these agreements for the years ended December 31, 2025 and 2024. License costs related to these agreements for the years ended December 31, 2025 and 2024 were approximately $0 and 1,000, respectively, and are included in research and development expenses in the consolidated statements of operations and other comprehensive loss.

All agreements with the ULRF were terminated in August 2024.

Marizyme

On April 11, 2024, we entered into a Co-Development Agreement with Marizyme. Under the Co-Development Agreement (as amended), we agreed to pay Marizyme funding payments and an exclusivity fee of $200,000. The Exclusivity Fee of $200,000 and a funding payment of $500,000 was paid to Marizyme on April 12, 2024, and is included in research and development expenses in the consolidated statements of operations and other comprehensive loss. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The funding payments are designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the funding payments we will receive quarterly a 33% payment in the nature of royalties on any Net Sales  (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the funding payments provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States. As of the year ended December 31, 2025, these conditions have not been met and no royalty payments are due.

NOTE 15 — STOCKHOLDERS’ EQUITY

As of December 31, 2025 and 2024, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

At December 31, 2025, the Company has reserved 19,350,388 shares of authorized but unissued common stock for possible future issuance as follows:

Exercise of issued and future grants of stock options	13,544
Conversion of Series A-2 preferred stock	267,364
Conversion of Series B preferred stock	17,784,061
Conversion of convertible debt	58,771
Exercise of stock warrants	1,226,648
Total	19,350,388

Faraday Subscription Agreement

As described in Note 1 – Organization and Summary of Significant Accounting Policies and Estimates, on September 29, 2025, the Company consummated the Subscription Agreement with certain investors, including Faraday pursuant to which the Company issued and sold 337,432 shares of the Company’s common stock and issued 100,000 to the Company’s legal firm . The purchase price of the common stock was $2.246 per share for an aggregate $0.8 million.

Additionally, in connection with the closing of the Subscription Agreement, the Company issued 60,257 shares of common stock as compensation to its advisor which has been accounted for under ASC 718 Compensation—Stock Compensation (See Note 1 – Organization and Summary of Significant Accounting Policies and Estimates).  The grant date fair value of these shares of $0.3 million, is included in General and Administrative Expenses on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

Further, in connection with the closing of the Subscription Agreement, 1,087,266 warrants were issued to the placement agent, (the “Placement Agent Warrants”). The Placement Agent Warrants were immediately exercisable and have an initial exercise price of $2.47 per share. At December 31, 2025, 1,087,266 Placement Agent Warrants remain outstanding.

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

No upfront fees were paid to the Investor at the execution of the arrangement. As of December 31, 2025, no registration statement had been filed and thus the Commencement Date permitting the sale of shares under the Common Stock Purchase Agreement had not yet occurred.

The Company evaluated the Common Stock Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require the Investor to purchase shares of Common Stock in the future, similar to a put option. The Company concluded the Common Stock Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded the derivative instrument had no value at inception, as of December 31, 2025, or as of December 31, 2024.

Preferred Stock

There are a total of 15,000,000 shares of Preferred Stock authorized , of which 10,000 shares are designated as Series A-2 Preferred Stock, 10,000 shares are designed as Series A-3 Preferred Stock, and to 500,000 shares are designated as Series B Preferred Stock.

As described in Note 1 – Organization and Summary of Significant Accounting Policies and Estimates, on September 29, 2025, the Company consummated the Subscription Agreement pursuant to which the Company issued 39,943 shares of the newly designated Series B Preferred Stock, for $1,000 per share, for aggregate gross proceeds of approximately $39.9 million, before deducting placement agent fees and other offering expenses. This offering triggered a down-round provision of the Series A-2 Convertible Preferred Stock and Series A-3 Convertible Preferred Stock, as described further below, which resulted in a lower conversion price. As a result, the Company recorded a $2.0 million deemed dividend in the amount equal to the change in fair value of the abovementioned series of convertible preferred stock before and after the anti-dilution adjustment.

On July 28, 2025, in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 4,500 shares of Series A-3 Convertible Preferred Stock, par value $0.001 per share, (the “Series A-3 Preferred Stock”), at a purchase price of $1,000 per share, for aggregate gross proceeds of approximately $4.5 million before deducting placement agent fees and offering expenses of $0.2 million, resulting in net proceeds of $4.3 million. This offering triggered a down-round provision of the Series A-2 Convertible Preferred stock, as described further below, which resulted in a lower conversion price. As a result, the Company recorded a $0.6 million deemed dividend in the amount equal to the change in fair value of the aforementioned series of convertible preferred stock before and after the anti-dilution adjustment.

On November 20, 2024 in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 5,102  shares of the newly designated Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock” and together with the Series A-3 Preferred Stock, the “Series A Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $5.1 million. The Company also entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million. At December 31, 2024 the Company had 6,256 shares of Series A-2 preferred stock outstanding, which were convertible into 1,718,681 shares of common stock at a Conversion Price of $3.64. During the year ended December 31, 2025, 5,656 shares of Series A-2 Convertible Preferred stock and 4,500 shares of Series A-3 Convertible Preferred Stock were converted into 3,926,263  shares of common stock at a Conversion Price ranging from $3.64 to $2.246. At December 31, 2025, the Company’s outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Conversion Price	Common Stock Equivalent
Series A-2	10,000	601	$2.246	267,364
Series B	500,000	39,943	$2.246	17,784,061

The shares of Series A-2 Preferred Stock, Series A-3 Preferred Stock, and Series B Preferred Stock have the rights, preferences, powers, restrictions and limitations as set forth below.

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

The Conversion Prices of the Series A Preferred Stock are also subject to down-round adjustments if the Company at any time while the Series A Preferred Stock is outstanding issues common stock or common stock equivalents at a lower effective price per share than the then-effective Conversion Price, in all cases subject to a floor price of $1.82 and $1.40 for the Series A-2 Preferred Stocka and the Series A-3 Preferred Stock, respectively. Conversion of the Series A Preferred Stock will be prohibited if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 4.99% (or 9.99% at the option of the holder) of the total number of shares of the Company’s common stock issued and outstanding.

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

Voting Rights – The holders of Series A Preferred Stock are entitled to vote, together as a single class with the common stock, on all matters presented to the common stockholders for a vote. Each share of Preferred Stock is entitled to a number of votes equal to the number of shares into which such share of Preferred Stock would be convertible, as of the record date for determination of stockholders entitled to vote as to such matter, if the conversion price was equal to the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) as of the original issue date of the Series A Preferred Stock, taking into account for such purposes the beneficial ownership limitation as then in effect. The holders of Series B Preferred stock will vote together with common stock on an as-converted basis.

Dividends – The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive dividends, if and when such dividends are paid to holders of common stock, in the same form and at the same time on an as-converted to common stock basis.

Protective Provisions – At all times while the Series A Preferred Stock and Series B Preferred Stock are outstanding, without the consent of the holders of at least 67% of the Stated Value of each series of the then-outstanding Series A Preferred Stock and holders of at least 75% of the Stated Value of the then-outstanding Series B Preferred Stock, (the “Required Consent”), the Company is prohibited from amending its charter documents in any manner that adversely affects the rights of the Series A Preferred Stock and Series B Preferred Stock, repurchase junior securities of the Company, pay cash dividends or distributions on junior securities of the Company, or enter into a material transactions with an affiliate of the Company (unless it is at arm’s length and expressly approved by a majority of the disinterested directors). Without the Required Consent of the Series B Preferred Stock, the Company is prohibited from entering into, creating, assuming or guaranteeing any new indebtedness or liens of any kind.

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

In April 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At December 31, 2025 and 2024, there were 1,570 and 1,870 outstanding stock options, respectively, under the 2020 Plan and on such dates there were 13,544  and 13,244 shares reserved under the 2020 Plan, respectively, for future grant.

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at December 31, 2025, and changes during the twelve-months then ended:

	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	1,870	$1,948.41	$256.80 — $2,565.00	5.93
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(300)	$1,527.27	$256.80 — $2,565.00	—
Total outstanding – December 31 , 2025	1,570	$2,028.88	$256.80 — $2,485.00	4.86
Exercisable (vested)	1,570	$2,028.88	$256.80 — $2,485.00	4.86
Non-Exercisable (non-vested)	—	—	—	—

The following represents a summary of the options granted to employees and non-employee service providers that were outstanding at December 31, 2024, and changes during the twelve months then ended:

		Weighted–		Weighted–
		Average	Range of	Average
		Exercise	Exercise	Remaining
	Shares	Price	Price	Life (Years)
Total outstanding – December 31, 2023	7,978	$1,760.26	$256.80 — $2,565.00	7.06
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	(6,108)	$1,703.64	$256.80 — $2,565.00	—
Total outstanding – December 31, 2024	1,870	$1,948.41	$256.80 — $2,565.00	5.93
Exercisable (vested)	1,714	$2,085.52	$256.80 — $2,565.00	5.81
Non-Exercisable (non-vested)	156	$442.02	$256.80 — $620.00	7.24

There were $269 and $128,059 of compensation costs related to outstanding options for the years ended December 31, 2025 and 2024, respectively. In the year ended December 31, 2025, $269 was classified under general and administrative expense and none was recorded under research and development expense. In the year ended December 31, 2024, $103,378 was classified under general and administrative expense and $24,681 was recorded under research and development expense. As of December 31, 2025, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements.

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

No stock options were granted or exercised during the years ended December 31, 2025 and 2024.

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

Equity Classified Compensatory Warrants

As part of the May 2020 reverse recapitalization transaction, the Company issued equity classified compensatory common stock warrants to an advisor and its designees. In addition, various service providers hold equity classified compensatory common stock warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock). These are to be differentiated from the Series C Warrants described in Note 9- Warrant Liabilities. As of December 31, 2025, warrants to purchase 160  shares of the Company’s common stock remain outstanding.

On February 27, 2024, as a result of a down-round provision triggered by a Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture, 1,353 warrants were repriced from $36.50 per share exercise price to $13.50 per share exercise price. The increase in fair value of $9,737 for the modification of these warrants was charged to general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. On September 6, 2024 as a result of a down-round provision triggered by shares sold in the public offering, these 1,353 warrants were repriced again from $13.50 per share exercise price to $6.50 per share exercise price. These warrants were reclassified to warrant liabilities during the year ended December 31, 2024 and expired during the year ended December 31, 2025 (See Note 9 – Warrant Liabilities)

No new compensatory warrants were issued during the years ended December 31, 2025 or 2024.

The following table summarizes the equity classified compensatory warrant activity for the year ended December 31, 2025:

	Common Stock
	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	509	$1,270.25	$1,270.25 — $1,270.25	0.69
Exercised	—	—	—	—
Expired	(349)	$1,270.25	$1,270.25 — $1,270.25	—
Forfeited	—	—	—	—
Total outstanding – December 31, 2025	160	$1,270.25	$1,270.25— $1,270.25	0.81
Exercisable	160	$1,270.25	$1,270.25 — $1,270.25	0.81
Non-Exercisable	—	—	—	—

The following table summarizes the equity classified compensatory warrant activity for the year ended December 31, 2024:

	Common Stock
	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	2,381	$534.44	$66.00 — $1,270.25	1.25
Exercised	—	—	—	—
Expired	(519)	$1,033.15	$1,033.15 — $1,033.15	—
Reclassified to liabilities	(1,353)	$6.50	$6.50 — $6.50
Forfeited	—	—	—	—
Total outstanding – December 31, 2024	509	$1,270.25	$1,270.25 — $1,270.25	0.69
Exercisable	509	$1,270.25	$1,270.25 — $1,270.25	0.69
Non-Exercisable	—	—	—	—

There were noncompensation costs related to outstanding warrants for the year ended December 31, 2025 and approximately $12,000 for the year ended December 31, 2024. As of December 31, 2025 and 2024, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha (see Note 10 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of this warrant was initially $82.50, and may be exercised in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to the related Securities Purchase Agreement, with Alpha. This Amendment reduced the Exercise Price of the December 22, 2022 warrant from $82.50 per share to $36.50 per share. The Amendment also revised certain provisions of the warrant which resulted in reclassification of the warrant from liabilities to equity during the year ended December 31, 2023. During the year ended December 31, 2024 this warrant was partially exercised for 31,998 shares, and as of December 31, 2025 warrants to purchase 18,002 shares of the Company’s common stock remain outstanding.

On February 27, 2024 the Company entered into a new Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture (see Note 10 – Convertible Debt). This Securities Purchase Agreement resulted in the reduction of the exercise price of the December 22, 2022 warrant and the May 2020 warrant from $36.50 per share to $13.00 per share. The company recognized a deemed dividend of $60,017, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the consolidated statements of changes in stockholders’ equity. In addition, on February 27, 2024, the Company issued to Alpha a warrant to purchase 18,001 shares of the Company’s common stock at an exercise price of $13.00 per share, which may be exercised in whole or in part, at any time before February 27, 2029.

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

On April 12, 2024, in connection with the issuance of a convertible debenture to Chen (see Note 10 – Convertible Debt), the Company issued a liability classified warrant to Chen to purchase 36,001 shares of common stock, exercisable until February 27, 2029. On September 6, 2024, as a result of a down-round provision triggered by shares sold in a public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50 per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

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

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares with a fair value of $14,997) was reclassified to liabilities (see Note 9 – Warrant Liabilities). Shareholder approval was subsequently obtained on October 25, 2024, and as of that date, the Company determined that shareholder approval resulted in equity classification for the warrant again and, accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

On September 6, 2024, upon the closing of a public offering, the Company issued pre-funded warrants to purchase 239,456 common shares at a price of $6.45 per share with an exercise price of $0.05 per share (the “pre-funded warrants”). The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. Pre-funded warrants for 188,257 common shares were exercised during the year ended December 31, 2024. At December 31, 2025 pre-funded warrants for 51,199 common shares remained outstanding.

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

On April 28, 2025 as a result of the down-round provision triggered by the issuance of the 2025 Convertible Note (see Note 10 - Convertible Debt), warrants for 54,002 common shares were repriced from $6.50 per share exercise price to $5.82 per share exercise price. The company recognized a deemed dividend of $1,586, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the consolidated statements of changes in stockholders’ equity.

As discussed above, on September 29, 2025, 1,087,266 Placement Agent Warrants were issued. The Placement Agent Warrants were immediately exercisable and have an initial exercise price of $2.47 per share. At December 31, 2025, 1,087,266 Placement Agent Warrants remain outstanding.

The following table summarizes the noncompensatory equity classified warrant activity for the year ended December 31, 2025:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	72,004	$6.50	$6.50 — $6.50	3.99
Granted	1,087,266	$2.47	$2.47 — $2.47	5.00
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – December 31, 2025	1,159,270	$2.72	$2.47 — $6.50	4.64
Exercisable	1,159,270	$2.72	$2.47 — $6.50	4.64
Non-Exercisable	—	—	—	—

The following table summarizes the noncompensatory equity classified warrant activity for the year ended December 31, 2024:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2023	50,141	$36.50	$36.50 — $36.50	4.47
Granted	34,019	7.11	$6.50 — $7.80	4.16
Pre-funded investor warrants issued	239,456	0.05	$0.05 — $0.05	n/a
Pre-funded investor warrants exercised	(188,257)	0.05	$0.05 — $0.05	n/a
Exercised	(31,998)	13.00	$13.00 — $13.00	—
Reclassified to liabilities	(69,672)	2.06	$0.05 — $7.80	—
Reclassified from liabilities	38,315	6.50	$6.50 — $6.50
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – December 31, 2024	72,004	$6.50	$6.50 — $6.50	—
Exercisable	72,004	$6.50	$6.50 — $6.50	3.99
Non-Exercisable	—	—	—	—

NOTE 16 — RELATED PARTY TRANSACTIONS

Lead Investor Agreement

In connection with the Subscription Agreement, the Company and Faraday Future Intelligent Electric Inc. entered into a Lead Investor Agreement. Pursuant to this agreement, Faraday committed to invest a minimum of $30 million in a Private Placement. The material terms of the Lead Investor Agreement include:

●	Treasury Reserve & Crypto Custody: The Company will adopt a Treasury Reserve Policy establishing cryptocurrencies as its primary ongoing treasury reserve asset.
●	Executive Appointments: Concurrent with the closing, Faraday appointed Jiawei Wang as Co-Chief Executive Officer and Koti Meka as Chief Financial Officer. The Faraday-appointed Co-CEO is solely responsible for all non-legacy business operations and has been granted sole access to all crypto-related accounts of the Company, subject to delegation.
●	Board Restructuring: The Board size was initially reduced to five members, with Faraday appointing two initial directors to fill vacancies. Following stockholder approval, the Board will expand to seven members, granting Faraday the right to appoint up to two additional directors. Faraday retains the right to proportional board representation so long as it maintains at least 5% beneficial ownership of the Company’s Common Stock.
●	Transitional Governance Controls: Prior to receiving stockholder approval, the Faraday-appointed Co-CEO will manage all new business affairs and holds the exclusive authority to approve and execute new agreements on behalf of the Company. Legacy business affairs continue to be managed by the current CEO.

Actual proceeds from the Lead Investor Agreement from Faraday as well as several members of Faraday’s executive management team amounted to $34.2 million.

As part of the Lead Investor Agreement, YT Jia, the Co Chief Executive Officer of Faraday, contributed $4,000,000.

As part of the Lead Investor Agreement, Jerry Wang, the President of Faraday, contributed $200,000.

Master Service Agreement

On September 30, 2025 the Company entered into a Transition Services Agreement with Faraday to provide support and management services. During the year ended December 31, 2025 approximately $1.0 million was charged to the Company under the Transition Services Agreement, which was outstanding as of year end. This balance was classified under Related Party Payable on the consolidated balance sheet

Related Party Accrued Expenses

In 2025 the Company entered into verbal agreements with several members of management and consultants, including Faraday Future Global Partners (a company that shares several board members with Faraday), the Chief Executive Officer of Faraday, several board members of Faraday, members of the audit committee of the Company, the Chief Executive Officer of the Company, and the Chief Financial Officer of Faraday, to provide management consulting services. These agreements were finalized in 2026, and were made retroactive to November 1, 2025. The agreements includes services beginning in the year ended December 31, 2025 in the total amount of approximately $639,000. This amount is outstanding as of December 31, 2025 and is classified under Related Party Payable on the consolidated balance sheet.

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

On April 12, 2024, the Company issued to Chen an 8% Convertible Debenture with a principal amount of $1,100,000 for a purchase price of $1,000,000 less expenses pursuant to the terms of a Securities Purchase Agreement dated February 26, 2024. The Company entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million (see Note 15 — Stockholders’ Equity).

Note that as a result of equity issuances that occurred during the year ended December 31, 2024, Alpha went from being a material shareholder to a non-material shareholder. Any transactions with Alpha that occurred after these issuances were not considered to be related party transactions.

See Note 10 – Convertible Debt for additional information concerning convertible debt – related party transactions.

Warrants

On May 22, 2020, as a commitment fee, the Company issued warrants to Alpha for the purchase of common stock. As of December 31, 2024, 141 of these warrants remained outstanding and exercisable, and were able to be exercised in whole or in part, at any time before May 22, 2025. These warrants expired, and as of December 31, 2025, none of these warrants remain outstanding and exercisable. During years ended December 31, 2025 and 2024 there were no exercises of this warrant. This warrant was equity classified as of December 31, 2023 and was reclassified to warrant liabilities during the year ended December 31, 2024 (see Note 9 - Warrant Liabilities).

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. This warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the warrant. During the year ended December 31, 2024, Alpha partially exercised this warrant to purchase 31,998 shares respectively, of the Company’s common stock at a weighted average exercise price of $13.00, for total cumulative proceeds to the Company of $416,000. During the year ended December 31, 2025, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 15 – Stockholders’ Equity ).

On February 27, 2024, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha, a warrant to purchase 18,001 shares of the Company’s common stock , exercisable in whole or in part, until February 27, 2029, subject to certain terms and conditions described in the warrant. This warrant is presented on the balance sheet as an equity classified warrant.

On September 6, 2024 as a result of the down-round provision triggered by shares sold in a public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. The company recognized an additional deemed dividend of $27,587, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the consolidated statements of changes in stockholders’ equity.  On April 28, 2025, as a result of the down-round provision triggered by the issuance of the 2025 Convertible Note, the warrant was repriced from an exercise price of $6.50 per share to an exercise price of $5.82 per share. No further down-round provisions were triggered by the July 28, 2025 private placement transaction or the Subscription Agreement as these warrants were at their contractual floor.

As a result of a partial voluntary conversion of the 2024 Alpha Debenture on September 9, 2024, the Company no longer had sufficient shares to settle the 2024 Alpha Warrant in full until shareholder approval was obtained, and a portion (2,314 warrant shares with a fair value of $14,997) was reclassified to liabilities (see Note 9 – Warrant Liabilities). Shareholder approval was subsequently obtained on October 25, 2024, and as of that date, the Company determined that shareholder approval resulted in equity classification for the warrant again and, accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

During the year ended December 31, 2025, there were no exercises of this warrant. This warrant is included in equity on the Company’s consolidated balance sheets (see Note 15 – Stockholders’ Equity).

As of December 31, 2025,  the exercise price of all of the above warrants issued to Alpha was $6.50.

On April 12, 2024, in connection with the issuance of a debenture to Chen (see Note 10 – Convertible Debt), the Company issued a liability classified warrant to Chen to purchase 36,001 shares of common stock, exercisable until February 27, 2029. On September 6, 2024, as a result of a down-round provision triggered by shares sold in a public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50 per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants (see Note 15 – Stockholders’ Equity). The fair value of this warrant was $565,582 on the issuance date and $185,531 on the date of reclassification to equity. During the year ended December 31, 2024, the Company recorded a gain on change in fair value of warrant liabilities of $380,051 for this warrant. On April 28, 2025, as a result of the down-round provision triggered by the issuance of the 2025 Convertible Note, the warrant was repriced from an exercise price of $6.50 per share to an exercise price of $5.82 per share.  No further down-round provisions were triggered by the July 28, 2025 private placement transaction or the Subscription Agreement as these warrants were at their contractual floor.

NOTE 17 — SEGMENT INFORMATION

The Company operates as a single operating and reportable segment. This determination is consistent with the manner in which the Company’s Chief Operating Decision Maker (“CODM”) evaluates performance, allocates resources, and reviews financial results.

The CODM consists of the Company’s two Co-Chief Executive Officers and its Chief Financial Officer. The CODM reviews consolidated financial information and does not receive discrete financial information for separate business components. Prior to the Offering (see Note 1 – Organization and Summary of Significant Accounting Policies and Estimates), the CODM consisted of the sole Chief Executive Officer.

In accordance with ASC 280, Segment Reporting, the Company has concluded that it has one operating and reportable segment because its financial results are reviewed on a consolidated basis and no component meets the definition of a separate operating segment.

The Company’s operations primarily consist of the development and commercialization of AI-enabled technology products and services, including AI-based trading tools, digital-asset tokenization and embedded AI services, and AI-powered cryptocurrency portfolio management solutions. Prior to the Offering, the Company was an early-stage clinical therapeutics company focused on developing treatments for adult and pediatric cancer. The CODM evaluates performance and allocates resources based on consolidated net income (loss). The CODM reviews the Company’s significant segment expenses, which are its consolidated operating expenses, including research and development, general and administrative, and interest and other expenses, broken out as follows:

	For The Years Ended December 31,
	2025	2024
EXPENSES
General and administrative	$8,822,300	$4,204,558
Research and development	184,796	1,197,162
Credit loss expense - short-term note receivable	4,195,000	360,000
Total expenses	13,202,096	5,761,720
Total other expense, net(1)	3,763,779	497,471
Net loss	$16,965,875	$6,259,191

(1)	Includes total total non-operating expenses, provision for income taxes, and loss from discontinued operations.

The CODM evaluates the Company’s financial position based on the consolidated balance sheet and does not review segment-level asset information. Accordingly, no separate segment asset disclosures are presented.

NOTE 18 — INCOME TAXES

The following table presents domestic and foreign components of consolidated loss before income taxes from continuing operations for the periods presented:

	December 31, 2025	December 31, 2024
Domestic	(16,965,875)	(6,152,857)
Foreign	-	-
Loss before provision for income taxes	(16,965,875)	(6,152,857)

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	(3,562,676)	21.00%
State taxes, net of federal income tax effect*	(828,843)	4.89%
Foreign Tax Effects	-	-
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	-
Effect of Cross-Border Tax Laws	-	-
Tax Credits
Research and development tax credits	8,285	-0.05%
Changes in Valuation Allowances	589,175	-3.47%
Nontaxable or Nondeductible Items
Non-deductible expenses	120,826	-0.71%
Stock compensation	108,017	-0.64%
Changes in Unrecognized Tax Benefits	(254,408)	1.50%
Other Adjustments
Tax impact of section 382 attribute forfeiture	3,820,144	-22.52%
True-up	(521)	0.00%
Income taxes provision (benefit)	$0	0.00%

The following table presents required disclosures prior to the adoption of ASU 2023-09 and displays the reconciliation between statutory federal income taxes and the total income tax provision (benefit):

December 31, 2024
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	5.90%
Non-deductible expenses	0.02%
NOL expiration	0.00%
Tax credit	-3.87%
Change in FV of warrant liability	1.42%
Tax impact of convertible debenture	-4.18%
Tax impact of divestiture	0.00%
Tax impact of section 382 attribute forfeiture	-202.84%
Stock compensation	-53.37%
True-up	-2.87%
Change in valuation allowance	238.69%
Income taxes provision (benefit)	-0.10%

The provision for income taxes includes the following:

	December 31, 2025	December 31, 2024
Current
US Federal	$-	$-
US State	-	6,334
US Foreign
Total current provision	-	6,334
Deferred
US Federal	(589,000)	6,069,000
US State	(315,000)	8,617,000
US Foreign	-	-
Total deferred benefit	(904,000)	14,686,000
Change in valuation allowance	904,000	(14,686,000)
Total provision for income taxes	$-	$6,334

The components of deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss	$1,234,000	$1,626,000
Research and development credits	-	254,000
Accrued expenses	-	13,000
Stock compensation	37,000	145,000
Unrealized loss on digital assets	757,000	-
Provision for losses on notes receivable	1,275,000	101,000
Research and development expenses	703,000	963,000
Total deferred income tax assets	4,006,000	3,102,000

Net deferred income tax assets	4,006,000	3,102,000
Valuation allowance	(4,006,000)	(3,102,000)
Deferred tax asset, net of allowance	$-	$-

During 2025 and 2024, the aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

	December 31, 2025	December 31, 2024
Gross unrecognized tax benefits at the beginning of the year	279,105	-
Increases (decreases) related to current year positions	-	8,285
Increases (decreases) related to prior year positions	(279,105)	270,820
Expiration of unrecognized tax benefits
Gross unrecognized tax benefits at the end of the year	$-	$279,105

The table below provides the updated requirements of ASU 2023-09 for cash paid for income taxes, net of refunds.

	December 31, 2025	December 31, 2024
Cash paid for income taxes, net of refunds
Federal	$-	$-
State	-	6,334
Foreign	-	-
Total cash paid for income taxes, net of refunds	$-	$6,334

Based on the available objective evidence, including the Company’s history of cumulative losses, management believes it is likely that the Company’s U.S. federal and state net deferred tax assets will not be realizable. Accordingly, the Company provided for a full valuation allowance against its U.S. federal and state net deferred tax assets at December 31, 2025, and December 31, 2024.

Due to the full valuation allowance already in place on the Company’s U.S. federal and state net deferred tax assets, the Company does not anticipate significant changes in the Company’s effective tax rate.

Changes to US tax law enacted on July 4, 2025, allow for immediate expensing of domestic research and experimentation costs, accelerated depreciation on eligible capital expenditures, and other tax law changes impacting 2025 with certain changes effective in 2026. These changes are reflected in our results for the year ended December 31, 2025, and did not have a material impact on the Company’s effective tax rate in 2025.

At December 31, 2025, the Company has U.S. federal and state net operating loss carryforwards of approximately $4,602,000 and $3,831,000, respectively, which are available to offset future taxable income. U.S. federal net operating loss carryforwards can be carried forward indefinitely. State net operating loss carryovers begin to expire in 2044.

The Company’s net operating loss and tax credit carryforwards may be subject to an annual limitation under sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experienced one or more ownership changes, which would limit the amount of net operating loss and tax credit carryforwards that may be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by section 382, results from equity shifts that increase ownership of certain stockholders or public groups in the stock of the corporation of more than 50% over a three-year period. As a result of the September 2025 subscription agreement, a section 382 ownership change has occurred. After the consummation of the agreement, the Qualigen business has been substantially reduced resulting in any pre-ownership change net operating loss and tax credit carryforwards becoming fully limited under section 382. The pre-ownership change net operating losses and tax credit carryforward DTAs are considered worthless and have been written-off the deferred tax table presented above. The Company has not completed an Internal Revenue Code Section 382 analysis.

The Company files income tax returns in the U.S. federal jurisdiction and in California. The Company’s U.S. federal income tax returns remain subject to examination by the Internal Revenue Service. The Company’s California income tax returns remain subject to examination by the California Franchise Tax Board. The companies tax returns for calendar year 2022 and forward are subject to examination by the U.S. federal and state tax authorities.

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

The Company had unrecognized tax benefits of $0 as of December 31, 2025. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits would have no effect on the Company’s effective tax rate. The Company does not foresee any material changes over the next 12 months. In accordance with generally accepted accounting principles, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2025, the Company has not accrued any interest or penalties related to uncertain tax positions.

NOTE 19 — SUBSEQUENT EVENTS

In January 2026, a total of 3,926 shares of Series B Preferred Stock were converted into 1,747,781 shares of common stock at a conversion price of $2.246 per share. In February 2026, a total of 491 shares of Series B Preferred Stock were converted into 218,473 shares of common stock at a conversion price of $2.246 per share. In March 2026, a total of 29,441 shares of Series B Preferred Stock were converted into 13,108,357 shares of common stock at a conversion price of $2.246 per share.

In January 2026, the Company repaid $132,000 to Alpha Capital Anstalt in satisfaction of their outstanding convertible note.

In January 2026, the Company formed three new wholly owned subsidiaries, registered in Delaware, to structure our core digital asset an AI initiatives.

●	AIxCrypto Token Labs US, Inc.: Web3 infrastructure and protocol development.
●	AIxCrypto EAI, Inc.: EAI operations.
●	AIxCrypto C10 ETF, Inc. Evaluate potential institutional exchange traded products in the future.

In January 2026, the Company entered into an entrusted investment agreement (the “Entrusted Investment Agreement”) with GOLD KING ARTHUR HOLDING LIMITED (“GKA”) and Song Wang (“Song”), pursuant to which the Company entrusted to GKA the management of an investment involving shares (“FFAI Shares”) of Class A common stock, par value $0.0001 per share (“FFAI Class A Common Stock”), of Faraday Future Intelligent Electric Inc. (“Faraday”). In connection with the Entrusted Investment Agreement, on the same date, GKA and Faraday entered into a securities purchase agreement (the “GKA SPA”) providing for the potential purchase of FFAI Shares for an aggregate consideration of $10,000,000. The number of Faraday Shares to be issued under the GKA SPA will be determined based on the closing price of FFAI Class A Common Stock on the trading day immediately prior to the closing date, and the closing is subject to customary conditions. As these agreements were executed after the balance sheet date and do not provide evidence of conditions existing as of that date, they represent non-recognized subsequent events under ASC 855, and no adjustments have been made to the Company’s consolidated financial statements.

On March 20, 2026, FFAI filed a Current Report on Form 8-K disclosing receipt of a deficiency notice from Nasdaq for failing to maintain the minimum $1.00 bid price required by Nasdaq Listing Rule 5550(a)(2). Given the recent $10.0 million investment in FFAI disclosed above, a potential delisting introduces significant liquidity and valuation risks to our holding if FFAI fails to regain compliance during its allotted cure period. Additional details regarding the deficiency notice and FFAI’s compliance plans can be found in the Form 8-K filed by FFAI.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 12, 2025, the Audit Committee of the Board of Directors approved the dismissal of the Company’s independent registered public accounting firm, Macias Gini & O’Connell LLP (“MGO”), and appointed HTL International, LLC (“HTL”) as the Company’s new independent registered public accounting firm.

There were no disagreements with the former auditor on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure. The change in auditor was previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2025.

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

Material Weakness in Internal Control over Financial Reporting

During the year ended December 31, 2025 audit, we identified the lack of sufficient number of personnel within the accounting function to adequately segregate duties, the Company did not have a designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to financial accounting system, and the Company did not have formalized documentation of its processes and controls that could be evaluated for proper design and implementation.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2025, management designed and implemented enhanced cash management and funds transfer controls, including defined authorization thresholds and segregation of duties between initiation and approval of disbursements. These controls were implemented to remediate previously identified deficiencies. Management believes these controls were operating effectively as of December 31, 2025. While formal written policy documentation is being finalized, management concluded that the material weakness relating to lack of documented cash handling procedures has been remediated as of year end.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2025, no director or officer adopted or terminated  a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Legal Proceedings Involving Executive Officers and Key Personnel

On June 27, 2025, our Co-Chief Executive Officer, Jiawei (Jerry) Wang, received a “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC”). Subsequently, on June 30, 2025, Mr. YT Jia, who has been appointed as our Chief Advisor, also received a Wells Notice from the SEC.

The notices state that the SEC staff has made a preliminary determination to recommend filing an enforcement action against Mr. Wang and Mr. Jia in their individual capacities. The alleged violations involve various anti-fraud provisions of the federal securities laws pertaining to purported false or misleading statements in connection with Faraday Future Intelligent Electric Inc.’s 2021 PIPE and SPAC listing, relating to (i) related party transactions, and (ii) Mr. Jia’s role.

The staff’s recommendation for an enforcement action may seek an injunction or cease-and-desist order, civil monetary penalties, disgorgement, or other equitable relief. The SEC may also seek a formal bar preventing Mr. Wang and Mr. Jia from serving as an officer or director of a public company.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. It is a preliminary determination by the SEC staff to recommend to the Commissioners of the SEC that a civil enforcement action or administrative proceeding be brought. If the SEC determines to seek an enforcement action, it must proceed through a formal legal process, during which the individuals could defend themselves.

In September 2025, both Mr. Wang and Mr. Jia submitted formal responses to the SEC outlining why they believed an enforcement action is unwarranted. On March 18, 2026, the SEC’s Division of Enforcement issued letters directly to Faraday Future Intelligent Electric, Inc., Mr. Wang and Mr. Jia stating that it does not intend to recommend an enforcement action. The Division of Enforcement noted that the letters must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.

Insider Trading Policy

The Company maintains an insider trading policy that governs the purchase, sale, and other dispositions of our securities by directors, officers, and employees. As a result of our recent corporate transition, the Company currently operates under the legacy insider trading policy originally adopted by Qualigen Therapeutics, Inc. (our predecessor entity). The Company is currently preparing an updated insider trading policy tailored to its current organizational structure. Until the Board formally adopts the updated policy, the legacy policy remains in full force and effect. A copy of this policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Compensation Recovery Policy

The Company maintains a compensation recovery policy designed to comply with Nasdaq listing standards and Section 10D of the Securities Exchange Act of 1934. Following our corporate transition, the Company continues to enforce the legacy compensation recovery policy adopted by our predecessor entity. The Company is currently evaluating a revised recovery policy to align with its updated executive compensation programs. The legacy policy governs in the interim and is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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

2. Exhibits.

See exhibits listed below.

(b) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement dated July 20, 2023 with Chembio Diagnostics, Inc., Biosynex, S.A. and Qualigen, Inc.	8-K	001-37428	2.1	7/26/2023

3.1	Amended and Restated Certificate of Incorporation of Ritter Pharmaceuticals, Inc.	8-K	001-37428	3.1	7/1/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	9/15/2017

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-37428	3.1	3/22/2018

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series Alpha Preferred Stock of the Company, filed with the Delaware Secretary of State on May 29, 2020	8-K	001-37428	3.1	5/29/2020

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020 [reverse stock split]	8-K	001-37428	3.2	5/29/2020

3.6	Certificate of Merger, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.3	5/29/2020

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 22, 2020	8-K	001-37428	3.4	5/29/2020

3.8	Amended and Restated Bylaws of the Company, as of August 10, 2021	8-K	001-37428	3.1	8/13/2021

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on November 21, 2022	8-K	001-37428	3.1	11/22/2022

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on October 28, 2024	8-K	001-37428	3.1	11/01/2024

3.11	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 28, 2025.	8-K	001-37428	3.1	07/28/2025

3.12	Certification of Amendment to Certificate of Incorporation, filed with the Delaware Secretary of State on November 14, 2025	8-K	001-37428	3.1	11/17/2025

4.1	Description of Common Stock	10-K/A	001-37428	4.9	7/7/2023

10.28	Securities Purchase Agreement, dated December 21, 2022, by and between Qualigen Therapeutics, Inc. and Alpha Capital Anstalt	8-K	001-37428	10.1	12/22/2022

10.29	8% Senior Convertible Debenture Due December 22, 2025 in favor of Alpha Capital Anstalt	8-K	001-37428	10.2	12/22/2022

10.30	Registration Rights Agreement, dated December 22, 2022, by and between Qualigen Therapeutics, Inc. and Alpha Capital Anstalt	8-K	001-37428	10.3	12/22/2022

10.31+	Letter to Michael Poirier, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.31	5/2/2023

10.32+	Letter to Amy Broidrick, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.32	5/2/2023

10.33+	Letter to Tariq Arshad, dated January 13, 2023, regarding compensatory changes	10-K	001-37428	10.33	5/2/2023

10.34	Amendment No. 1 with regard to Securities Purchase Agreement dated December 5, 2023 with Alpha Capital Anstalt	8-K	001-37428	10.1	12/7/2023

10.35	Amendment and Settlement Agreement dated July 19, 2023 with NanoSynex, Ltd.	8-K	001-37428	10.1	7/26/2023

10.36+	Separation Agreement and General Release dated June 20, 2023 with Amy Broidrick	10-Q	001-37428	10.1	8/14/2023

14.1	Code of Business Conduct and Ethics	8-K	001-37428	14.1	5/29/2020

10.11	Form of Registration Rights Agreement, dated as September 19, 2025, between Qualigen Therapeutics, Inc. and each Subscriber	8-K	001-37428	10.2	10-03/2025

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1*	Consent of HTL International LLC, independent registered public accounting firm

23.2*	Consent of WithumSmith+Brown, PC independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed or furnished herewith.

** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

*** Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

AIxCrypto Holdings Inc.

	By:	/s/ Kevin Richardson II
	Name:	Kevin Richardson II
	Title:	Co Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Koti Meka
	Name:	Koti Meka
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: March 30, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kevin Richardson II, Koti Meka, and Jerry Wang, and each of them individually, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Richardson II	Co-Chief Executive Officer and Director	March 30, 2026
Kevin Richardson II	(Principal Executive Officer)

/s/ Campbell Becher	President	March 30, 2026
Campbell Becher

/s/ Kevin Chen	Independent Director	March 30, 2026
Kevin Chen

/s/ Jie Sheng	Independent Director	March 30, 2026
Jie Sheng

/s/ Chad Chen	Independent Director	March 30, 2026
Chad Chen

/s/ Koti Meka	Chief Financial Officer and Director	March 30, 2026
Koti Meka	(Principal Financial and Accounting Officer)

/s/ Jerry Wang	Co Chief Executive Officer	March 30, 2026
Jerry Wang	(Principal Executive Officer)

