Form 10-Q
period 2026-03-31
AIxCrypto Holdings, Inc.
filed 2026-05-11
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

AIxCrypto Holdings, Inc.

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	001-37428	26-3474527
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1990 E. Grand Ave., El Segundo, CA 90245

(Address of principal executive offices) (Zip Code)

(760) 452-8111

(Registrant’s telephone number, including area code)

5857 Owens Avenue, Suite 300, Carlsbad, California 92008

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	AIXC	The Nasdaq Capital Market of The Nasdaq Stock Market LLC

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

As of May 11, 2026, there were 20,234,993 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AIXCRYPTO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$6,201,121	$19,332,707
Digital Assets	6,197,267	10,250,497
Prepaid investments – related party	10,000,000	-
Prepaid expenses and other current assets	701,368	1,028,506
Short-term notes receivable, net of allowance for credit losses of $4.7 million at March 31, 2026 and $4.6 million at December 31, 2025	385,428	343,060
Total current assets	23,485,184	30,954,770
Non-current assets
Intangible assets	406,149	314,727
Other assets - related party	10,349	10,349
Total non-current assets	416,498	325,076
Total Assets	$23,901,682	$31,279,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,476,668	$1,259,944
Related Party Payable	447,958	1,648,945
Accrued expenses and other current liabilities	33,245	136,234
Warrant liabilities	72,218	141,878
Convertible debt	—	142,236
Total current liabilities	2,030,089	3,329,237
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock Series A-2, $0.001 par value; 7,000 shares authorized; 601 shares issued and outstanding as of March 31, 2026 and December 31, 2025	659,040	659,040
Preferred stock Series B, $0.001 par value; 500,000 shares authorized; 6,085 and 39,943 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,750,538	31,183,357
Common stock, $0.001 par value; 225,000,000 shares authorized; 20,234,993 and 5,160,383 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	84,813	69,738
Additional paid-in capital	162,483,668	136,065,924
Accumulated deficit	(146,106,466)	(140,027,450)
Total Stockholders’ Equity	21,871,593	27,950,609
Total Liabilities & Stockholders’ Equity	$23,901,682	$31,279,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIXCRPYTO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
EXPENSES
General and administrative	$3,547,853	$2,494,532
Sales and Marketing	638,222	—
Research and development	5,072	33,167
Credit loss expense - short-term note receivable	142,574	197,000
Total expenses	4,333,721	2,724,699

LOSS FROM OPERATIONS	(4,333,721)	(2,724,699)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(69,660)	(39,224)
Gain on change in fair value of convertible debt	(10,236)	—
Impairment of intangible assets	182,619	—
Interest expense	—	73,615
Interest income	(303,010)	(112,953)
Net loss on digital assets	1,945,582	—
Total other expense (income), net	1,745,295	(78,562)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,079,016)	(2,646,137)

PROVISION FOR INCOME TAXES	—	35

NET LOSS	(6,079,016)	(2,646,172)

Total net loss per common share, basic and diluted	$(0.79)	$(1.82)
Weighted-average number of shares outstanding, basic and diluted	7,704,597	1,456,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIXCRYPTO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-2		Series B
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	601	$659,040	$39,943	$31,183,357	5,160,383	$69,738	$136,065,924	$(140,027,450)	$27,950,609
Issuance of common stock for the conversion of Series B preferred shares	-	-	(33,858)	(26,432,819)	15,074,610	15,075	26,417,744	—	—
Net Loss	-	-	—	—	-	-	-	(6,079,016)	(6,079,016)
Balance at March 31, 2026	601	659,040	6,085	4,750,538	20,234,993	84,813	162,483,668	(146,106,466)	21,871,593

	Series A-2
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	6,256	$5,716,400	736,431	$65,314	$119,958,897	$(123,061,575)	$2,679,036
Issuance of common stock for the conversion of Series A-2 preferred shares	(3,236)	(2,893,306)	888,879	889	2,892,417	—	—
Stock-based compensation	—	—	—	—	269	—	269
Net loss	—	—	—	—	—	(2,646,172)	$(2,646,172)
Balance at March 31, 2025	3,020	2,823,094	1,625,310	66,203	122,851,583	(125,707,745)	33,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIXCRPYTO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,079,016)	$(2,646,172)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Stock-based compensation	—	269
Change in fair value of warrant liabilities	(69,660)	(39,225)
Gain on change in fair value of convertible debt	(10,236)	—
Provision for credit losses of short-term note receivable	142,574	197,000
Impairment of intangible assets	182,619	—
Accrued interest on short-term note receivable	(184,942)	(110,871)
Interest expense	—	73,615
Net loss on digital assets	1,945,582	—
Payments made with digital assets	337,839	—

Changes in operating assets and liabilities:
Prepaid expenses and other assets	327,138	913,454
Accounts payable	216,724	(37,330)
Accrued expenses and other current liabilities	(102,989)	59,861
Related party payables	(1,200,987)	—
Net cash used in operating activities	(4,495,354)	(1,589,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of short-term note receivable	—	(305,000)
Prepayment of investments to related party	(10,000,000)	—
Purchase of digital assets	(338,102)	—
Sales of digital assets	2,107,911	—
Purchase of intangible assets	(274,041)	—
Net cash provided by (used in) investing activities	(8,504,232)	(305,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debt	(132,000)	—
Proceeds from issuance of promissory notes	—	750,000
Net cash provided by (used in) financing activities	(132,000)	750,000

Net change in cash and cash equivalents	(13,131,586)	(1,144,396)
Cash and cash equivalents - beginning of period	19,332,707	1,174,608
Cash and cash equivalents- end of period	$6,201,121	$30,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for the conversion of Series B preferred shares	$26,432,819	$—
Issuance of common stock for the conversion of Series A-2 preferred shares	$—	$2,893,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIXCRYPTO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Corporate History

Ritter Pharmaceuticals, Inc. (the Company’s predecessor) was formed as a Nevada limited liability company on March 29, 2004 under the name Ritter Natural Sciences, LLC. In September 2008, this company converted into a Delaware corporation under the name Ritter Pharmaceuticals, Inc. On May 22, 2020, upon completing a “reverse recapitalization” transaction with Qualigen, Inc., Ritter Pharmaceuticals, Inc. was renamed Qualigen Therapeutics, Inc. (the “Company”). Qualisys Diagnostics, Inc. was formed as a Minnesota corporation in 1996, reincorporated to become a Delaware corporation in 1999, and then changed its name to Qualigen, Inc. in 2000. Qualigen, Inc. was a wholly-owned subsidiary of the Company. On July 20, 2023, the Company sold all of the issued and outstanding shares of common stock of Qualigen, Inc. to Chembio Diagnostics, Inc. (“Chembio”), a wholly-owned subsidiary of Biosynex, S.A. (“Biosynex”). Following the consummation of this transaction, Qualigen, Inc. became a wholly-owned subsidiary of Chembio.

In 2022, the Company acquired a 52.8% interest in NanoSynex, Ltd. (“NanoSynex”). In 2023, the Company entered into an Amendment and Settlement Agreement with NanoSynex (the “NanoSynex Amendment”), which resulted in the Company losing its controlling interest in NanoSynex.

In September 2025 the Company consummated a Subscription Agreement (the “Subscription Agreement”) with certain investors including Faraday Future Intelligent Electric Inc. (NASDAQ: FFAI) (the “Lead Investor” or “Faraday”) pursuant to which the investors purchased $40.7 million (the “Offering”) of the Company’s common stock and shares of a newly created Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) (see Note 14 - Stockholders’ Equity). This offering resulted in $37.7 million in net proceeds after $3.0 million in issuance costs were deducted. Up to $6.8 million of the net proceeds from the Offering were used to pay existing debt and fund the Company’s existing business operations, and the balance of the cash proceeds and contributed currency will be used for the execution of the Company’s cryptocurrency treasury strategy.

In January 2026, the Company formed three new wholly owned Delaware subsidiaries: AIxCrypto Token Labs US, Inc., AIxCrypto EAI, Inc., and AIxCrypto C10 ETF, Inc. These entities were formed to provide potential future organizational flexibility. As of March 31, 2026, these subsidiaries have not commenced operations, hold no material assets, and have not been capitalized.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In general, the functional currency of the Company is the U.S. dollar. There were no foreign currency transactions in the three months ending March 31, 2026 and 2025.

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

Digital Assets

The Company accounts for its digital assets in accordance with ASC 350, Intangibles—Goodwill and Other, as amended by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company adopted ASU 2023-08 effective January 1, 2025. Digital assets held by the Company, including Bitcoin, Cardano, Chainlink, Ethereum, Native BNB, Ripple, Solana, Tether (“USDT”), and Tron, meet the scope criteria of ASU 2023-08 and are recognized as indefinite-lived intangible assets. These assets are initially recorded at cost , including transaction fees, upon obtaining control of the asset, and are measured subsequently at fair value with changes in value recognized in net income or loss. The Company uses a FIFO methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures. Purchases and sales of digital assets that are not revenue arrangements are classified on the statement of cash flows as investing activities. Net loss on digital assets are adjusted in operating activities in the statement of cash flows.

Prepaid Investments

The Company records cash advances made in connection with contractually committed equity investments for which the underlying securities have not yet been issued or settled as prepaid investments. Prepaid investments are initially recognized at cost and classified as current or noncurrent assets based on the expected timing of settlement. Upon issuance and receipt of the underlying equity securities, the prepaid investment is derecognized and reclassified to the appropriate account in accordance with applicable U.S. GAAP. Management monitors the status of the underlying transaction and evaluates the prepaid investment for recoverability.

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

Derivative Financial Instruments and Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations and comprehensive loss. Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a Monte-Carlo simulation to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period (See Note 8 – Warrant Liabilities).

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

The value of the Company’s warrant liabilities as of March 31, 2026 and December 31, 2025 was determined using the Black-Scholes Model. Significant assumptions used in the valuation include the expected volatility of the Company’s common stock, the contractual term of the warrants, the risk-free interest rate, and an expected dividend yield of zero. Expected volatility is based on a blend of comparable public company data and, as available, the Company’s own historical volatility. The risk-free rate is derived from U.S. Treasury yields with maturities commensurate with the remaining contractual term of the warrants. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.

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

Sales and Marketing

Sales and marketing expenses are expensed as incurred and primarily consist of direct costs associated with branding, promotional, co-creation, and publicity activities. The Company’s marketing initiatives focus on increasing brand awareness for its real-world asset tokenization and embodied AI Infrastructure activities. For the three months ending March 31, 2026 and 2025, the Company’s sales and marketing expenses were $638,222 and $0, respectively, none of which was advertising related.

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

Recently Adopted Accounting Standards

There have been no recently adopted accounting pronouncements by the Company.

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

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our unaudited condensed consolidated financial statements or disclosures.

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of March 31, 2026, the Company had approximately $6.2 million in cash and cash equivalents and an accumulated deficit of approximately $146.1 million. For the three months ended March 31, 2026, the Company used approximately $4.5 million of cash in operating activities, and for the year ended December 31, 2025, approximately $7.0 million. The Company generated no revenue during either period and has incurred recurring net losses.

While the Company raised significant capital during the year ended December 31, 2025, including net proceeds of $37.7 million from the Subscription Agreement in September 2025, a portion of those proceeds was used to repay existing debt and fund the company’s existing research and development operations, and the remaining balance was largely deployed to support the Company’s cryptocurrency treasury initiatives. Further, the Company has not raised capital during the three months ended March 31, 2026, and has no committed sources of additional financing as of the date of issuance of these financial statements.

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

The Company holds digital assets consisting of cryptocurrencies, stablecoins, and other blockchain-based tokens, as detailed below.

Significant Holdings

As of March 31, 2026, the Company’s significant digital asset holdings consisted of the following:

	Units Held	Cost Basis	Fair Value
Cardano ADA (ADA)	214,323	$134,404	$51,866
Native BNB (BSC)	1,308	1,356,162	806,949
Bitcoin (BTC)	46	4,943,027	3,150,211
Ethereum (ETH)	616	2,307,312	1,296,074
ChainLink (LINK)	19,404	338,489	170,251
Solana (SOL)	6,659	1,188,004	553,152
Tron (TRX)	531,334	163,542	166,414
USD Tether (USDT)	2,087	2,085	2,349
Ripple (XRP)	1	3	1
Total		$10,433,028	$6,197,267

Digital Asset Activity

The following table summarizes digital asset activity for the period indicated, including cost basis, fair value at the time of sale, realized and unrealized losses, and the fair value of outstanding digital assets as of March 31, 2026:

Balance at December 31, 2025	$10,250,497
Additions(1)	338,102
Dispositions(1)	(2,107,911)
Gains(2)	364,027
Losses(2)	(2,309,609)
Payments made	(337,839)
Balance at March 31, 2026	$6,197,267

(1)	Additions represent purchases of crypto assets held for investment, dispositions represent liquidation of crypto assets held for investment
(2)	The Company measures gains and losses by each asset held. These amounts include cumulative unrealized gains of $364,027, realized losses of $398,720, and unrealized losses of $1,910,889 during the three months ended March 31, 2026

There were no digital assets held during the three months ended March 31, 2025.

The Company measures digital assets at fair value in accordance with ASC 820, Fair Value Measurement.

Fair value is determined using quoted prices in active markets for identical assets (Level 1 inputs). The Company utilizes pricing information provided by the principal market, which is based on observable market prices from active trading exchanges.

NOTE 4 — FAIR VALUE MEASUREMENTS

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of March 31, 2026:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$5,932,305	$-	$-	$5,932,305
Digital Assets	6,197,267	-	-	6,197,267
Total Assets	$12,129,572	$-	$-	$12,129,572
Liabilities
Warrant Liabilities	—	—	72,218	72,218
Total Liabilities	$—	$—	$72,218	$72,218

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of December 31, 2025:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$15,957,179	$-	$-	$15,957,179
Digital Assets	10,250,497	-	-	10,250,497
Total Assets	$26,207,676	$-	$-	$26,207,676
Liabilities
Convertible Debt	$-	$-	$142,236	$142,236
Warrant Liabilities	-	-	141,878	141,878
Total Liabilities	$—	$—	$284,114	$284,114

NOTE 5 — PREPAID INVESTMENT, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid Investment – related party

As of March 31, 2026, the Company recorded a prepaid investment of $10.0 million, representing cash advanced in connection with a contractually committed equity investment for which the underlying securities have not yet been issued or settled. On January 30, 2026, the Company entered into an entrusted investment arrangement with Gold King Arthur Holding Limited (“GKA”), pursuant to which the Company engaged GKA to act as fiduciary to acquire, hold, manage, tokenize, monetize and dispose of securities of the Faraday for the benefit of the Company. In connection with the arrangement, GKA entered into a Securities Purchase Agreement (the “SPA”) with the Faraday to purchase $10.0 million of the Faraday’s Class A common stock. The arrangement provided that the Company would fund the investment principal and GKA would manage the investment and related activities. In February 2026, on behalf of GKA, the Company paid $10.0 million to Faraday, which is a related party, in connection with an investment arrangement pursuant to which GKA is designated to acquire shares of Faraday on behalf of the Company. As of March 31, 2026, the Faraday shares have not yet been issued to or received by GKA, and therefore the Company has not obtained ownership rights to the underlying equity securities. The prepaid investment is classified within current assets based on management’s expectation that the investment will be completed within one year. Additionally, the underlying equity to be purchased is not subject to contractual lock-ups or other restrictions that would necessitate non-current classification.

Because the underlying equity securities have not been issued as of the reporting date, the prepaid investment does not represent an equity interest, investment security, or financial instrument. Accordingly, the prepaid investment is not subject to fair value measurement and is carried at cost. Upon issuance and receipt of the underlying equity securities, the prepaid investment will be derecognized and reclassified to the appropriate account and accounted for in accordance with applicable U.S. GAAP based on the nature of the Company’s interest. The underlying equity securities were issued in April 2026, which is further discussed in Note 17 – Subsequent Events.

Prepaid expenses and other current assets consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Prepaid consulting	$206,994	$461,337
Prepaid insurance	412,127	481,338
Prepaid legal	31,775	84,193
Other current assets	50,472	1,638
	$701,368	$1,028,506

NOTE 6 —SHORT-TERM NOTES RECEIVABLE

Short term notes receivable - consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Short-term note receivable - Marizyme	$5,083,002	$4,898,060
Less allowance for credit losses	(4,697,574)	(4,555,000)
	$385,428	$343,060

During the year ended December 31, 2025, the Company advanced to Marizyme, Inc. $1,909,500, against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). As of March 31, 2026 and December 31, 2025 accrued interest related to the Marizyme Notes was $916,102 and $731,160, respectively and for the three months ended March 31, 2026 and 2025 interest income of $184,942 and $110,871, respectively, was recognized in other income in the unaudited condensed consolidated statement of operations.

The Marizyme Notes bear at interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest at any time and from time to time, in whole or in part, without premium or penalty.

Under ASC 326-20, known as the current expected credit loss (“CECL”) model, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and the Company’s expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. As of March 31, 2026, the estimate for expected credit losses on the Marizyme Notes is $4,697,574. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.

The Company is also party to a Co-Development Agreement with Marizyme (see Note 13 - Research and License Agreements).

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
License fees	$-	$20,000
Credit card	-	800
Professional fees	31,780	115,434
Employee benefits	1,465	-
	$33,245	$136,234

NOTE 8 – WARRANT LIABILITIES

On November 20, 2024, the Company closed its private placement transaction resulting in the issuance of newly designated Series A-2 Preferred Stock (see Note 14 – Stockholders Equity). As a result of the issuance of a new class of voting securities, the Company evaluated its equity classified warrants’ respective terms, and concluded that warrants for 68,712 common shares with a weighted average exercise price of $2.00 were required to be reclassified to liabilities, including pre-funded warrants with an exercise price of $0.05 per share. The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. At March 31, 2026, pre-funded warrants for 51,199 common shares remained outstanding. During the three months ended March 31, 2026 and 2025 the Company recorded a gain on change in fair value of warrant liabilities of $69,660 and $39,224, respectively for these warrants. At March 31, 2026 and December 31, 2025, the fair value of these warrants was $72,218 and $141,878, respectively.

The following table summarizes the activity in liability classified warrants for the three months ended March 31, 2026:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2025	67,218	$1.90	$0.05 - $7.80	3.68	*
Granted	—	—	—	—
Exercised	—	—	—	—
Reclassified from equity	—	—	—	—
Reclassified to equity	—	—	—	—
Expired	—	—	—	—
Total outstanding –March 31, 2026	67,218	$1.90	$0.05 - $7.80	3.44	*
	67,218	$1.90	$0.05 - $7.80	3.44	*

*	excludes 51,199 pre-funded warrants which have no expiration date.

The following table summarizes the activity in liability classified warrants for the three months ended March 31, 2025:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding –December 31, 2024	68,712	$2.00	$0.05 - $7.80	4.32	*
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Total outstanding –March 31, 2025	68,712	$2.00	$0.05 - $7.80	4.07	*
Exercisable	68,712	$2.00	$0.05 - $7.80	4.07	*

*	excludes 51,199 pre-funded warrants which have no expiration date.

The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of March 31, 2026:

Quoted
	Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant Liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2025	$—	$—	$141,878	$141,878
Granted	—	—	—	—
Exercised	—	—	—	—
Loss on change in fair value of warrant liabilities	—	—	(69,660)	(69,660)
Balance as of March 31, 2026	$—	$—	$72,218	$72,218

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

There were no transfers of financial assets or liabilities between category levels for the three months ended March 31, 2026 or the year ended December 31, 2025.

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
	Range	Weighted Average	Range	Weighted Average
Risk-free interest rate	3.87%	3.64%	3.96% - 4.35%	4.0%
Expected volatility (peer group)	130.0%	130.00%	117.5% -133.5%	113.0%
Term of warrants (years)	3.44	3.68	0.14 - 4.44	4.32
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE 9 — CONVERTIBLE DEBT

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

On June 4, 2025 the Company paid down $132,000 in principal at the request of Alpha, and on January 28, 2026 the remaining balance of $132,000 was paid. As of March 31, 2026, the remaining balance was zero, with a gain on the change in fair value of $10,236 recorded in the three months ended March 31, 2026. As of December 31, 2025 the Company reassessed the fair value of the 2025 Convertible Note at $142,236, with a gain on the change in fair value of $37,707 recorded in the year ended December 31, 2025.

NOTE 10 — PROMISSORY NOTES

During the year ended December 31, 2025, the Company issued short term notes payable totaling $4.4 million for total net proceeds of $3.4 million. Over the course of the year the Company repaid all notes for a total of $4.4 million, with the additional $1.0 million paid as a premium to some of the lenders and was recorded under interest expenses.

There were no outstanding promissory notes outstanding as of March 31, 2026 or December 31, 2025.

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

	For the Three Months Ended March 31,
	2026	2025
Net loss used for basic earnings per share	$(6,079,016)	$(2,646,172)
Basic weighted-average common shares outstanding	7,704,597	1,456,714
Dilutive potential shares issuable from preferred stock, convertible debt, stock options and warrants	—	—
Diluted weighted-average common shares outstanding	7,704,597	1,456,714

These potentially dilutive securities have been excluded from diluted net loss per share as of March 31, 2026 and 2025 because their effect would be anti-dilutive:

	As of March 31,
	2026	2025
Shares of common stock subject to outstanding options	-	1,570
Shares of common stock subject to outstanding warrants (excluding pre-funded warrants)	528,371	89,681
Shares of common stock subject to outstanding preferred stock	2,976,848	1,659,615
Total common stock equivalents	3,505,219	1,750,866

NOTE 12 — COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company has no commitments and contingencies.

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

There were no license costs recorded related to this agreement during the three months ended March 31, 2026 and 2025.

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

There were no sponsored research expenses or license costs related to these agreements for the three months ended March 31, 2026 and 2025.

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

The sponsored research agreement for QN-247 expired in August 2022 and there were no sponsored research expenses or license costs related to these agreements for the three months ended March 31, 2026 and 2025.

All agreements with the ULRF were terminated in August 2024.

Marizyme

On April 11, 2024, we entered into a Co-Development Agreement with Marizyme. Under the Co-Development Agreement (as amended), we agreed to pay Marizyme funding payments and an exclusivity fee of $200,000. The Exclusivity Fee of $200,000 and a funding payment of $500,000 was paid to Marizyme on April 12, 2024, and is included in research and development expenses in the unaudited condensed consolidated statements of operations and other comprehensive loss. The Exclusivity Fee entitled us to an exclusivity period until May 31, 2024 for purposes of proposing and outlining a broader strategic relationship with Marizyme with regard to Marizyme’s DuraGraft business. The funding payments are designed to provide financial support for commercialization of Marizyme’s DuraGraft™ vascular conduit solution, which is indicated for adult patients undergoing coronary artery bypass grafting surgeries and is intended for the flushing and storage of the saphenous vein grafts used in coronary artery bypass grafting surgery. In return for the funding payments we will receive quarterly a 33% payment in the nature of royalties on any Net Sales (as defined with a meaning tantamount to gross profit on net sales) of DuraGraft, capped at double the amount of the funding payments provided. No such payments-in-the-nature-of-royalties would accrue until after DuraGraft has been launched in the United States and a cumulative total of $500,000 of DuraGraft Net Sales have been made in the United States. As of the March 31, 2026, these conditions have not been met and no royalty payments are due.

NOTE 14 — STOCKHOLDERS’ EQUITY

As of March 31, 2026 and 2025, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

At March 31, 2026, the Company has reserved 4,203,443 shares of authorized but unissued common stock for possible future issuance as follows:

Conversion of Series A-2 preferred stock	267,587
Conversion of Series B preferred stock	2,709,261
Exercise of stock warrants	1,226,595
Total	4,203,443

Faraday Subscription Agreement

As described in Note 1 – Business and Summary of Significant Accounting Policies and Estimates, on September 29, 2025, the Company consummated the Subscription Agreement with certain investors, including Faraday pursuant to which the Company issued and sold 337,432 shares of the Company’s common stock and issued 100,000 to the Company’s legal firm . The purchase price of the common stock was $2.246 per share for an aggregate $0.8 million.

Additionally, in connection with the closing of the Subscription Agreement, the Company issued 60,257 shares of common stock as compensation to its advisor which has been accounted for under ASC 718 Compensation—Stock Compensation (See Note 1 – Organization and Summary of Significant Accounting Policies and Estimates).

Further, in connection with the closing of the Subscription Agreement, 1,087,266 warrants were issued to the placement agent, (the “Placement Agent Warrants”). The Placement Agent Warrants were immediately exercisable and have an initial exercise price of $2.47 per share. At March 31, 2026, 1,087,266 Placement Agent Warrants remain outstanding.

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

No upfront fees were paid to the Investor at the execution of the arrangement. As of March 31, 2025, no registration statement had been filed and thus the Commencement Date permitting the sale of shares under the Common Stock Purchase Agreement had not yet occurred.

The Company evaluated the Common Stock Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require the Investor to purchase shares of Common Stock in the future, similar to a put option. The Company concluded the Common Stock Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded the derivative instrument had no value at inception, as of March 31, 2026, or as of December 31, 2025.

Preferred Stock

There are a total of 15,000,000 shares of Preferred Stock authorized, of which 7,000 shares are designated as Series A-2 Preferred Stock, 10,000 shares are designed as Series A-3 Preferred Stock, and to 500,000 shares are designated as Series B Preferred Stock.

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

On November 20, 2024 in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 5,102 shares of the newly designated Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock” and together with the Series A-3 Preferred Stock, the “Series A Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $5.1 million. The Company also entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million. During the year ended December 31, 2025, 5,656 shares of Series A-2 Convertible Preferred stock and 4,500 shares of Series A-3 Convertible Preferred Stock were converted into 3,926,263 shares of common stock at a Conversion Price ranging from $3.64 to $2.246. During the three months ended March 31, 2026, 33,858 shares of Series B Convertible Preferred Stock were converted into 15,074,610 shares of common stock at a Conversion Price of $2.246. At March 31, 2026, the Company’s outstanding preferred stock consists of the following:

	Authorized Shares	Outstanding Shares	Conversion Price	Common Stock Equivalent
Series A-2	7,000	601	$2.246	267,587
Series B	500,000	6,085	$2.246	2,709,261

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

In October 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. As of March 31, 2026, no awards were granted or outstanding under the 2025 Plan.

Equity Classified Compensatory Warrants

As part of the May 2020 reverse recapitalization transaction, the Company issued equity classified compensatory common stock warrants to an advisor and its designees. In addition, various service providers hold equity classified compensatory common stock warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock). These are to be differentiated from the Series C Warrants described in Note 8 - Warrant Liabilities. As of March 31, 2026, warrants to purchase 107 shares of the Company’s common stock remain outstanding.

No new compensatory warrants were issued during the three months ended March 31, 2026 or the three months ended March 31, 2026.

The following table summarizes the equity classified compensatory warrant activity for the three months ended March 31, 2026:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2025	160	$1,270.25	$1,270.25 — $1,270.25	0.81
Exercised	—	—	—	—
Expired	(53)	—	—	—
Forfeited	—	—	—	—
Total outstanding – March 31, 2026	107	$1,270.25	$1,270.25— $1,270.25	0.90
Exercisable	107	$1,270.25	$1,270.25 — $1,270.25	0.90
Non-Exercisable	—	—	—	—

The following table summarizes the equity classified compensatory warrant activity for the three months ended March 31, 2025:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	509	$1,270.25	$1,270.25 — $1,270.25	0.69
Exercised	—	—	—	—
Expired	(345)	$1,270.25	$1,270.25 — $1,270.25	—
Forfeited	—	—	—	—
Total outstanding – March 31, 2025	164	$1,265.45	$1,270.25 — $1,270.25	1.53
Exercisable	164	$1,265.45	$1,270.25 — $1,270.25	1.53
Non-Exercisable	—	—	—	—

There were no compensation costs related to outstanding warrants for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and 2025, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha (see Note 9 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of this warrant was initially $82.50, and may be exercised in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to the related Securities Purchase Agreement, with Alpha. This Amendment reduced the Exercise Price of the December 22, 2022 warrant from $82.50 per share to $36.50 per share. The Amendment also revised certain provisions of the warrant which resulted in reclassification of the warrant from liabilities to equity during the year ended December 31, 2023. During the year ended December 31, 2024 this warrant was partially exercised for 31,998 shares, and as of March 31, 2026 warrants to purchase 18,002 shares of the Company’s common stock remain outstanding.

On February 27, 2024 the Company entered into a new Securities Purchase Agreement with Alpha for the purchase of the February 2024 Debenture (see Note 9 – Convertible Debt). This Securities Purchase Agreement resulted in the reduction of the exercise price of the December 22, 2022 warrant and the May 2020 warrant from $36.50 per share to $13.00 per share. The company recognized a deemed dividend of $60,017, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity. In addition, on February 27, 2024, the Company issued to Alpha a warrant to purchase 18,001 shares of the Company’s common stock at an exercise price of $13.00 per share, which may be exercised in whole or in part, at any time before February 27, 2029.

On September 6, 2024 as a result of the down-round provision triggered by shares sold in a public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. The company recognized an additional deemed dividend of $27,587, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the unaudited consolidated statements of changes in stockholders’ equity.

On April 12, 2024, in connection with the issuance of a convertible debenture to Chen (see Note 9 – Convertible Debt), the Company issued a liability classified warrant to Chen to purchase 36,001 shares of common stock, exercisable until February 27, 2029. On September 6, 2024, as a result of a down-round provision triggered by shares sold in a public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50 per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants.

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

On September 6, 2024, upon the closing of a public offering, the Company issued pre-funded warrants to purchase 239,456 common shares at a price of $6.45 per share with an exercise price of $0.05 per share (the “pre-funded warrants”). The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. Pre-funded warrants for 188,257 common shares were exercised during the year ended December 31, 2024. At March 31, 2026 pre-funded warrants for 51,199 common shares remained outstanding.

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

On April 28, 2025 as a result of the down-round provision triggered by the issuance of the 2025 Convertible Note (see Note 9 - Convertible Debt), warrants for 54,002 common shares were repriced from $6.50 per share exercise price to $5.82 per share exercise price. The company recognized a deemed dividend of $1,586, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity.

As discussed above, on September 29, 2025, 1,087,266 Placement Agent Warrants were issued. The Placement Agent Warrants were immediately exercisable and have an initial exercise price of $2.47 per share. At March 31, 2026, 1,087,266 Placement Agent Warrants remain outstanding.

The following table summarizes the noncompensatory equity classified warrant activity for the three months ended March 31, 2026:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2025	1,159,270	$2.72	$2.47 — $6.50	4.64
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – March 31, 2026	1,159,270	$2.72	$2.47 — $6.50	4.39
Exercisable	1,159,270	$2.72	$2.47 — $6.50	4.39
Non-Exercisable	—	—	—	—

The following table summarizes the noncompensatory equity classified warrant activity for the three months ended March 31, 2025:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	72,004	$6.50	$6.50 — $6.50	3.99
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – March 31, 2025	72,004	$6.50	$6.50 — $6.50	3.74
Exercisable	72,004	$6.50	$6.50 — $6.50	3.74
Non-Exercisable	—	—	—	—

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

As part of the Lead Investor Agreement, YT Jia, the Co Chief Executive Officer of Faraday, contributed $4,000,000.

As part of the Lead Investor Agreement, Jerry Wang, the President of Faraday, contributed $200,000.

Master Service Agreement

On September 30, 2025 the Company entered into a Transition Services Agreement with Faraday to provide support and management services. During the three months ended March 31, 2026, approximately $0.5 million was charged to the Company under the Transition Services Agreement and fully paid by the end of the period. During the three months ended March 31, 2026, $0.5 million was charged to the Company under the Transition Services Agreement, none of which was outstanding as of year end. There was no expenses charged under this agreement in the three months ended March 31, 2025. The balance of charges dues under this agreement was $1.0 million as of December 31, 2025 and was classified under Related Party Payable on the consolidated balance sheet

Related Party Accrued Expenses

In 2025 the Company entered into verbal agreements with several members of management and consultants, including Faraday Future Global Partners (a company that shares several board members with Faraday), the Chief Executive Officer of Faraday, several board members of Faraday, members of the audit committee of the Company, the Chief Executive Officer of the Company, and the Chief Financial Officer of Faraday, to provide management consulting services. These agreements were finalized in 2026, and were made retroactive to November 1, 2025. The agreements includes services beginning in the year ended December 31, 2025 in the total amount of approximately $639,000. This amount was outstanding as of December 31, 2025 and is classified under Related Party Payable on the unaudited condensed consolidated balance sheet. During the three months ended March 31, 2026, a total amount of approximately $805,000 was charged under these agreements, and as of March 31, 2026 approximately $448,000 was outstanding, and was classified under Related Party Payable.

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

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. This warrant may be exercised by Alpha, in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028, subject to certain terms and conditions described in the warrant. During the year ended December 31, 2024, Alpha partially exercised this warrant to purchase 31,998 shares respectively, of the Company’s common stock at a weighted average exercise price of $13.00, for total cumulative proceeds to the Company of $416,000. During the year ended December 31, 2025, there were no exercises of this warrant. This warrant is included in equity on the Company’s unaudited condensed consolidated balance sheets (see Note 14 – Stockholders’ Equity ).

On February 27, 2024, in conjunction with the issuance of a debenture to Alpha, the Company issued to Alpha, a warrant to purchase 18,001 shares of the Company’s common stock , exercisable in whole or in part, until February 27, 2029, subject to certain terms and conditions described in the warrant. This warrant is presented on the balance sheet as an equity classified warrant.

On September 6, 2024 as a result of the down-round provision triggered by shares sold in a public offering, the above warrants were repriced from $13.00 per share exercise price to $6.50 per share exercise price. The company recognized an additional deemed dividend of $27,587, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity. On April 28, 2025, as a result of the down-round provision triggered by the issuance of the 2025 Convertible Note, the warrant was repriced from an exercise price of $6.50 per share to an exercise price of $5.82 per share. No further down-round provisions were triggered by the July 28, 2025 private placement transaction or the Subscription Agreement as these warrants were at their contractual floor.

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

During the three months ended March 31, 2026, there were no exercises of this warrant. This warrant is included in equity on the Company’s unaudited consolidated balance sheets (see Note 14 – Stockholders’ Equity).

As of March 31, 2026, the exercise price of all of the above warrants issued to Alpha was $6.50.

On April 12, 2024, in connection with the issuance of a debenture to Chen (see Note 9 – Convertible Debt), the Company issued a liability classified warrant to Chen to purchase 36,001 shares of common stock, exercisable until February 27, 2029. On September 6, 2024, as a result of a down-round provision triggered by shares sold in a public offering, the warrant was repriced from an exercise price of $13.00 per share to an exercise price of $6.50 per share. The warrant was initially liability classified due to an insufficient number of authorized shares to settle the warrant prior to the receipt of shareholder approval, which was subsequently obtained on October 25, 2024. As of that date, the Company determined that shareholder approval resulted in equity classification for the warrant and accordingly, the Company remeasured the warrant liability to fair value, and reclassified to noncompensatory equity classified warrants (see Note 14 – Stockholders’ Equity). The fair value of this warrant was $565,582 on the issuance date and $185,531 on the date of reclassification to equity. On April 28, 2025, as a result of the down-round provision triggered by the issuance of the 2025 Convertible Note, the warrant was repriced from an exercise price of $6.50 per share to an exercise price of $5.82 per share. No further down-round provisions were triggered by the July 28, 2025 private placement transaction or the Subscription Agreement as these warrants were at their contractual floor.

Prepaid Investment

In February 2026, the Company paid $10.0 million to Faraday, a related party, as part of an entrusted investment arrangement pursuant to which GKA was engaged to acquire equity securities on the Company’s behalf. As of March 31, 2026, the underlying securities had not been issued and the Company had not obtained ownership rights, and the advance is recorded as a prepaid investment as discussed in Note 5 – Prepaid Investment, Prepaid Expenses and Other Current Assets.

NOTE 16 — SEGMENT INFORMATION

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

	For the Three Months Ended March 31,
	2026	2025
EXPENSES
General and administrative	$3,547,853	$2,494,532
Sales and Marketing	638,222	—
Research and development	5,072	33,167
Credit loss expense - short-term note receivable	142,574	197,000
Total expenses	4,333,721	2,724,699
Total other expense (income), net (1)	1,745,295	(78,527)
NET LOSS	$6,079,016	$2,646,172

(1)	Includes total non-operating expenses and provision for income taxes.

The CODM evaluates the Company’s financial position based on the consolidated balance sheet and does not review segment-level asset information. Accordingly, no separate segment asset disclosures are presented.

NOTE 17 — SUBSEQUENT EVENTS

On April 10, 2026, the Company entered into first and second amendments to its previously disclosed entrusted investment agreement with GKA and Song Wang, which expanded the scope of entrusted assets to include preferred equity and debt instruments of Faraday and modified certain governance and option provisions. On April 14, 2026, GKA and Faraday executed an amended and restated securities purchase agreement increasing the aggregate investment to $12.0 million, consisting of purchases of Faraday Class A common stock and newly designated Series C Convertible Preferred Stock. The amended agreement eliminated prior price protection provisions in exchange for the issuance of a warrant exercisable for 1,000,000 shares of Faraday Class A common stock, subject to customary ownership limitations and Nasdaq requirements. The transaction closed on April 15, 2026, upon which the subject securities were issued.

In connection with the transaction, GKA provided a $2.0 million unsecured loan to Faraday on April 10, 2026, funded by the Company under the entrusted investment agreement. Upon execution of the amended and restated securities purchase agreement on April 14, 2026, all outstanding principal and accrued interest under the loan were canceled and extinguished and the loan agreement was terminated. As these agreements were executed after the balance sheet date and do not provide evidence of conditions existing as of that date, they represent non-recognized subsequent events under ASC 855, and no adjustments have been made to the Company’s unaudited condensed consolidated financial statements.

On April 17, 2026, the Company filed a Registration Statement on Form S-8 to register an aggregate of 1,047,865 shares of the Company’s common stock, par value $0.001 per share, reserved and available for issuance pursuant to the Company’s 2025 Equity Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the twelve months ended December 31, 2025, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “AIxC” refer to AIxCrypto Holdings, Inc. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	The projected financial information, anticipated growth rate, and market opportunities of the Company;
●	The ability to maintain the listing of our Common Stock on Nasdaq;
●	Our public securities’ potential liquidity and trading;
●	Our ability to raise financing in the future;
●	Our success in retaining or recruiting, or changes required in, officers, key employees, or directors;
●	Potential effects of extensive government regulation;
●	Our future financial performance and capital requirements;
●	High inflation rates and interest rate increases;
●	The trends in, expected growth in and market size of the blockchain and Fintech industries in the markets we have business and globally;
●	Our ability to continue to develop new technologies and/or upgrade our existing technologies
●	factors relating to our business, operations, and financial performances, including:
●	Our ability to compete in a changing industry and respond quickly and cost-effectively to new or emerging technologies
●	Our ability to generate the earnings necessary to fund our operations, continue to grow our business or repay our debt obligations;
●	The future development and growth of cryptocurrency; and
●	Our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally given the highly evolving and uncertain regulatory landscape.

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

Overview

We are a technology infrastructure company focused on developing programmable systems at the intersection of real-world asset (“RWA”) tokenization and Embodied Artificial Intelligence (“EAI”). Our objective is to provide regulated, auditable software infrastructure that enables traditional assets and AI-enabled physical systems to interact with blockchain-based networks.

In September 2025, the Company completed a $41 million PIPE financing and rebranded from Qualigen Therapeutics to AIxCrypto Holdings, Inc. (Nasdaq: AIXC). Following a strategic review, in February 2026 the Company realigned its operations to focus exclusively on RWA tokenization and EAI infrastructure. As part of this realignment, the Company discontinued development of the BesTrade DeAI Agent platform and the C10 digital asset portfolio management tools, which were early-stage initiatives that did not align with our enterprise and institutional infrastructure objectives. We did not incur material additional impairment charges related to these initiatives beyond amounts previously disclosed.

The Company continues to evaluate strategic alternatives for its legacy therapeutics assets, including continued development, licensing, or disposition.

Core Operating Focus

Real-World Asset Tokenization

AIxC is developing software infrastructure to support the digitization and on chain administration of traditional financial and real world assets, with compliance logic and ownership records encoded directly into programmable smart contracts. As an initial reference implementation, pursuant to an Entrusted Investment Agreement, in February 2026 the Company advanced $10.0 million in connection a contractually committed equity investment in Faraday Future Intelligent Electric Inc. (Nasdaq: FFAI), which is recorded as a prepaid investment to a related party as of March 31, 2026, as the underlying shares had not been issued or settled as of that date. Tokenization of this investment has not yet occurred and remains subject to further technical development and regulatory considerations. The Company expects to pursue revenue through structuring fees, platform licensing, and asset administration services.

Embodied AI Infrastructure

The Company is developing the AIxC Hub, a decentralized application ecosystem intended to support the registration, validation, and economic coordination of AI enabled physical systems, with transaction settlement and incentive mechanisms encoded on chain. AIxC is engaged in an early stage collaboration with FFAI Robotics Inc., a subsidiary of Faraday Future Intelligent Electric Inc., as a potential initial deployment environment. No definitive commercial agreements have been executed, and there can be no assurance that any such arrangements will be completed.

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

In addition, during the year ended December 31, 2025, the Company advanced a total of $4,166,900 to Marizyme, against which Marizyme had previously delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). No additional funds were advanced during the three months ended March 31, 2026. The Marizyme Notes bear interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest of the Marizyme Notes at any time and from time to time, in whole or in part, without premium or penalty, until its maturity on August 21, 2026. Throughout the fourth quarter of 2025, the Board reassessed its interest in further pursuing a transaction with Marizyme given the Faraday Investment (as described further below) and Marizyme’s continued need for funding support, and, as such, management updated its expected credit loss (“CECL”) estimate under ASC 326 as of March 31, 2026.

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

Critical Accounting Policies and Estimates

This discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements. While the Company’s significant accounting policies and estimates are further outlined in Note 1 - Business and Summary of Significant Accounting Policies and Estimates of the unaudited condensed consolidated financial statements, Management believes that none of these give rise to critical accounting policies or estimates in these unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the three months Ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
EXPENSES
General and administrative	$3,547,853	$2,494,532
Sales and Marketing	638,222	—
Research and development	5,072	33,167
Credit loss expense - short-term note receivable	142,574	197,000
Total expenses	4,333,721	2,724,699

LOSS FROM OPERATIONS	(4,333,721)	(2,724,699)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(69,660)	(39,224)
Gain on change in fair value of convertible debt	(10,236)	—
Impairment of intangible assets	182,619	—
Interest expense	—	73,615
Interest income	(303,010)	(112,953)
Net loss on digital assets	1,945,582	—
Total other expense (income), net	1,745,295	(78,562)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,079,016)	(2,646,137)

PROVISION FOR INCOME TAXES	—	35

NET LOSS	(6,079,016)	(2,646,172)

Total net loss per common share, basic and diluted	$(0.79)	$(1.82)
Weighted-average number of shares outstanding, basic and diluted	7,704,597	1,456,714

Expenses

General and Administrative Expenses

General and administrative expenses increased from $2.5 million for the three months ended March 31, 2025 to $3.5 million for the three months ended March 31, 2026. This is primarily due to an increase in transaction service agreement fees of $0.5 million as we paid our parent company for management services and $0.7 million increase in payroll as we hired new employees and paid signing bonuses to executives, plus $0.2 million increase in accounting fees, $0.2 million increase in insurance expense, and $0.3 million in legal fees, offset by a $1.3 million decrease in investor relation expenses. The increase in general and administrative expenses is primarily a result of the deployment of the Company’s change in strategy following the Faraday investment.

Sales and Marketing Costs

Sales and Marketing expenses increased from zero for the three months ended March 31, 2025, to approximately $638,000 for the three months ended March 31, 2026. In 2026 we began marketing campaigns related to increasing brand awareness for its real-world asset tokenization and embodied AI Infrastructure activities. while in 2025 we were not marketing any products.

Research and Development Costs

Research and development expenses decreased from approximately $33,000 for the three months ended March 31, 2025, to approximately $5,000 for the three months ended March 31, 2026. This was primarily due to all research and development being slowed down in 2025 due to lack of funding, resulting in minimal expenses incurred in 2026.

Credit Loss Expense – Short-Term Note Receivable

Credit loss expense – short-term note receivable decreased from $0.2 million for the three months ended March 31, 2025, to $0.1 million for the three months ended March 31, 2026. The methodology used to Marizyme’s credit allowance is based on the collectability of the receivable, and during the year ended December 31, 2025 a significant decrease in collectability assessed caused us to record significant increases to the credit allowance, so for the three months ended March 31, 2026, only a small adjustment was required due to interest being recorded on the outstanding balance.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the three months ended March 31, 2026 we experienced a $0.1 million gain in other income due to the change in fair value of the warrant liabilities described above, compared to a gain of approximately $39,000 during the three months ended March 31, 2025. This was primarily due to changes in our stock price and expiration of warrants during the prior period.

Gain on Change in Fair Value of Convertible Debt

During the three months ended March 31, 2026 we experienced an approximately $10,000 gain on change in fair value of convertible debt as a result of repayment of the outstanding debt, compared to no change for the three months ended March 31, 2025. We did not hold any convertible debt in the period ended March 31, 2025.

Impairment of Intangible Assets

There was approximately $183,000 in impairment of intangible assets during the three months ended March 31, 2026 compared to no impairment recorded during the three months ended March 31, 2025. During 2026 we wrote off some software development costs that had been capitalized, which did not occur in 2025.

Interest Income

There was $0.3 million in interest income during the three months ended March 31, 2026 compared to $0.1 million in interest income during the three months ended March 31, 2025. The increase was due to interest accrued on the Marizyme Notes, which increased significantly in the year ended December 31, 2025, as well as interest recorded on our money market accounts.

Interest Expense

There was $1.0 million in interest expense during the three months ended March 31, 2025 compared to no interest expense recorded during the three months ended March 31, 2026. The promissory notes we held during the three months ended March 31, 2025 were repaid prior to the three months ended March 31, 2026.

Net Loss on Digital Assets

During the three months ended March 31, 2026 we experienced an approximately $1.9 million loss on digital assets, compared to no change for the three months ended March 31, 2025. We did not hold any digital assets in the three months ended March 31, 2025.

Liquidity and Going Concern

Our financial position is weak. As of March 31, 2026, we had approximately $6.2 million in cash and accounts payable of $1.5 million. We are in arrears on accounts payable to important partners. We have incurred recurring losses from operations and have an accumulated deficit of $146.1 million at March 31, 2026. We expect to continue to incur losses subsequent to the unaudited condensed consolidated balance sheet date of March 31, 2026. For the three months ended March 31, 2026 and the year ended December 31 2025, we used cash of $4.5 million and $7.0 million, respectively, in operations.

Our current liabilities at March 31, 2026 include approximately $1.5 million of accounts payable, $0.5 million of related party payables, approximately $33,000 of accrued expenses and other current liabilities, and approximately $72,000 in warrant liabilities.

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

During the three months ended March 31, 2026, the Company fully repaid the remaining $132,000 principal balance of the 2025 Convertible Note, resulting in no outstanding balance as of March 31, 2026, and paid $10.0 million to Faraday pursuant to an entrusted investment agreement under which Gold King Arthur Holding Limited was engaged to acquire equity securities of Faraday. There were no financing activities during the three months ended March 31, 2026.

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

Contractual Obligations and Commitments

We have no material contractual obligations that are not fully recorded on our unaudited condensed consolidated balance sheets or fully disclosed in the notes to the financial statements.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Three Months Ended
	March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(4,495,354)	$(1,589,396)
Investing activities	(8,504,232)	(305,000)
Financing activities	(132,000)	750,000
Net decrease in cash	$(13,131,586)	$(1,144,396)

Net Cash Used in Operating Activities

During the three months ended March 31, 2026, operating activities used $4.5 million of cash, primarily resulting from a loss from continuing operations of $6.1 million. Cash flows from operating activities for the three months ended March 31, 2026 were positively impacted by adjustments for a $0.1 million provision for credit losses on short term notes receivable, $1.9 million in losses on the change in fair market value of digital assets, $0.2 million in impairment of intangible assets, $0.3 million in payments made using digital assets, change in prepaid expenses and other assets of $0.3 million, and changes in accounts payable of approximately $0.2 million. Cash flows from operating activities for the three months ended March 31, 2026 were negatively impacted by adjustments for an approximately $70,000 change in the fair value of warrant liabilities, accrued interest on short term notes receivable of $0.2 million, change in accrued expenses and other liabilities of $0.1 million, change in related party payables of $1.2 million, and a gain on the change in fair value of convertible debt of approximately $10,000.

During the three months ended March 31, 2025, operating activities used $1.6 million of cash, primarily resulting from a loss from continuing operations of $2.6 million. Cash flows from operating activities for the three months ended March 31, 2025 were positively impacted by adjustments for $0.2 million change in provision for credit losses of short-term notes receivable, $0.1 million in amortization of premium on notes payable, , a decrease in prepaid expenses of $0.9 million, and an increase in accrued expenses of $0.1 million. Cash flows from operating activities for the three months ended March 31, 2025 were negatively impacted by adjustments for a $39,000 gain on change in fair value of warrant liabilities, a $0.1 million increase in accrued interest on short-term notes receivable, and a $40,000 increase in accounts payable.

Net Cash Provided By Investing Activities

During the three months ended March 31, 2026, net cash used investing activities was approximately $8.5 million resulting from the purchase of intangible assets of $0.3 million, prepayments for the purchase of managed assets of $10.0 million, and purchases of digital assets of $0.3 million, offset by $2.1 million in proceeds from the sale of digital assets.

During the three months ended March 31, 2025, net cash used in investing activities resulted from advances to Marizyme of $0.3 million.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $132,000, all of which resulted from the repayment of convertible debt.

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

With the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of that date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 27, 2025, our Co-Chief Executive Officer, Jiawei (Jerry) Wang, received a “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC” ). Subsequently, on June 30, 2025, Mr. YT Jia, who has been appointed as our Chief Advisor, also received a Wells Notice from the SEC.

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

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the heading “Risk Factors.” When any one or more of these risks materialize, the Company’s business, reputation, results of operations and financial condition, as well as the price of its stock, can be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

May 11, 2026	AIXCRYPTO HOLDINGS, INC.

	By:	/s/ Kevin Richardson II
	Name:	Kevin Richardson II
	Title:	Co Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Koti Meka
Name	Koti Meka
Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By:	/s/ Jerry Wang
Name	Jerry Wang
Title:	Co Chief Executive Officer (Principal Executive Officer)

