Form 10-K/A
period 2025-12-31
AIxCrypto Holdings, Inc.
filed 2026-07-16
CIK 1460702

As filed with the Securities and Exchange Commission on July 15, 2026

Registration No. 333-[●]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-37428

AIxCrypto Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3474527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1990 E. Grand Avenue, El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (760) 452-8111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	AIXC	The Nasdaq Stock Market LLC

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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☒
		Emerging growth company:	☐

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of AIxCrypto Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on March 30, 2026 (the “Original Form 10-K”).

The Company is filing this Amendment solely to include the information required by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K, which was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) permits such information to be incorporated by reference from the Company’s definitive proxy statement or information statement if filed no later than 120 days after the end of the fiscal year covered by the Original Form 10-K. Because the Company did not file a definitive proxy statement or information statement containing such Part III information within that 120-day period, the Company is providing the Part III information in this Amendment.

This Amendment also amends Part IV, Item 15 of the Original Form 10-K solely to include the certifications required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed as exhibits hereto. Because no financial statements are included in this Amendment and this Amendment does not amend or update any financial statements or other financial information contained in the Original Form 10-K, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not being filed with this Amendment.

Except for the inclusion of Part III information and the related update to Part IV, Item 15, this Amendment does not amend, modify or update any other disclosures contained in the Original Form 10-K. In addition, except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s subsequent filings with the Securities and Exchange Commission.

2

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a list of the names, ages and positions of our executive officers and directors as of June 30, 2026 and gives effect to director and officer changes that occurred after the filing of the Original Form 10-K:

Name	Position with the Company	Age	Director Since
Jiawei Wang	Chief Executive Officer	35	2025
Jie Sheng	President and Chief Financial Officer	43	2025
Kevin Chen	Independent Director	48	2025
Chen Shi	Independent Director	39	2026
Chad Chen	Independent Director	43	2025

A brief description of the background and business experience of our executive officers and directors for the past five years is as follows:

Jiawei Wang. Mr. Wang currently serves as Chief Executive Officer of the Company and is also Global Executive Chairman of Faraday Future Intelligent Electric, Inc. (“FF”). He previously served as Vice President of Global Capital Markets of FF from May 2018 to April 2022. Prior to that, he was Global Head of Capital Markets of FF from January 2018 to May 2018, and General Manager of China Capital Markets of FF from March 2017 to January 2018. Mr. Wang is the co-founder and former Executive Chairman of AIBOT Inc. and currently serves as its Chairman. Prior to joining the Company, Mr. Wang served as Director of Corporate Development at Le Holdings Co. Ltd. from 2015 to 2017. He co-founded Global Galaxy Inc., a private investment firm, in 2013 and previously worked as a private equity analyst at Knights Investment Group.

Jie Sheng. Mr. Sheng is the President and CFO of the Company. He served as a member of the Board of Directors of the Company from October 2, 2025, to May 21, 2026, during which time he served as the chairman of the Company’s Audit Committee and an independent chairman of the Board. From December 18, 2022, to April 16, 2026, Mr. Sheng served as a member of the Board of Directors of Faraday Future Intelligent Electric Inc., a Nasdaq-listed electric vehicle company, where he was a member of the Nominating and Corporate Governance Committee and the Compensation Committee. Mr. Sheng served as Executive Director of Finance at North American Fuel Corporation and Deputy General Manager of China National Aviation Fuel Europe Limited, within the China National Aviation Fuel Group system, from 2008 to 2022, where he was responsible for financial management, budgeting, treasury management, risk control, and cross-border business operations. Mr. Sheng holds a Master’s degree in Accounting and Financial Economics from the University of Essex.

Kevin Chen. Kevin Chen is currently Chief Economist and CIO of Horizon Financial. Board member of CurrenC Group (listed on Nasdaq), Scage Future (EV truck company listed on Nasdaq), Capitan Investment Ltd. (listed on Toronto Stock Exchange). Adjunct Associate Professor, New York University. A guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. Former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Ms. Global Affairs, New York University. Member of the Economic Club of New York. Life Member of the Council on Foreign Relations. Fellow of the Foreign Policy Association. Member of the Bretton Woods Committee. Member of the Economic Club of Miami. Editorial Advisory Board Member of the Global Commodity Applied Research Digest (GCARD) at JP Morgan Center for Commodities (JPMCC) at the University of Colorado Denver Business School. Co-Chair of the New York Finance Forum. He was Senior Portfolio Manager, Credit Agricole/Amundi Asset Management from Aug. 2008 to Oc. 2011. Director of Asset Allocation at Morgan Stanley August 2004 to August 2008. Manager at China Development Bank, September 1998 to August 2000. PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland at October 2004. Master’s degree in Finance, Center for Economic Research, Tilburg University in the Netherlands at August 2001. B.A. degree in Economics from the Renmin University of China in Beijing, China, July 1998.

Chen Shi. Mr. Shi has served as Chief Financial Officer and Director of Finance at VRB Energy Inc., an energy storage company focused on vanadium redox flow battery technology, since June 2017. Mr. Shi previously worked in public practice with Deloitte’s offices in Shanghai, China, and Vancouver, Canada, where he was involved in audit, IPO, and other public-company engagement matters. Mr. Shi holds a Master of Business Administration from the University of Alberta and a Bachelor of Management from Sichuan University. He is a Chartered Financial Analyst (CFA), Fellow Chartered Certified Accountant (FCCA), Associate Chartered Accountant of the ICAEW (ACA), and Chartered Professional Accountant (CPA, Canada).

Chad Chen. Mr. Chen is a partner with the law firm of Yoka | Smith, LLP (“Yoka Smith”), where he has practiced since 2012. He represents national and multinational clients in both litigation and non-litigation matters. Mr. Chen’s litigation practice includes representing corporate clients in commercial and business disputes, product liability defense, and class action defense. His non-litigation practice encompasses contract management, counseling on business transactions and serving as outside general counsel in dealing with local, state, and federal agencies, including the U.S. Department of the Treasury, the U.S. Department of Commerce, United States International Trade Commission, and various tax authorities. Prior to joining Yoka Smith, Mr. Chen worked in-house at an alternative energy company and was an associate with Collins + Collins, LLP (formerly Collins Collins, Muir + Stewart LLP). He received his Juris Doctor degree from Southwestern Law School in Los Angeles, California and his Bachelor of Arts in Economics and Political Science from the University of California, Irvine.

Term of Office

Our Board currently consists of five members. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their resignation or removal in accordance with our amended and restated bylaws. Our officers are appointed by our Board and hold office until removed by the Board. Our amended and restated bylaws provide that the authorized number of directors comprising our Board will be fixed, from time to time, by a majority of the total number of directors.

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

Director Independence and Board Committees

An “independent director” is defined generally as a director that is not an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Kevin A. Richardson II, Kevin Chen, Koti Meka, Jie Sheng, and Chad Chen serve as members of our Board. Our Board has determined that Kevin Chen, Jie Sheng, and Chad Chen are “independent directors” as defined in the listing rules of Nasdaq and under Rule 10-A-3(b)(1) of the Exchange Act and applicable SEC rules.

Audit Committee. We currently have a standing Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent and financially literate, and one member of the Audit Committee must qualify as an “audit committee financial expert” as defined in applicable SEC rules. As of June 6, 2026, The current members of our Audit Committee are Chen Shi, Chad Chen and Kevin Chen. Mr. Shi serves as the Chairman of the Audit Committee and qualifies as an “independent director” under SEC rules. Jie Sheng previously served as the Chairman of the Audit Committee, but has left the audit committee after being appointed President and CFO effective May 21, 2026.

We have adopted an Audit Committee charter, which details the purpose and principal functions of the Audit Committee, including to:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

●	resolve any disagreements between management and the auditor regarding financial reporting;

●	pre-approve all auditing and non-audit services;

●	retain independent counsel, accountants, or others to advise the Audit Committee or assist in the conduct of an investigation;

●	seek any information it requires from employees - all of whom are directed to cooperate with the Audit Committee’s requests - or external parties;

●	meet with our officers, external auditors, or outside counsel, as necessary; and

●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policies.

Compensation Committee. We have a standing Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. Jie Sheng, Kevin Chen and Chad Chen serve as members of our Compensation Committee. Mr. Chad Chen serves as the Compensation Committee Chairman.

We have adopted a Compensation Committee charter, which details the purpose and responsibility of the Compensation Committee, including to:

●	determining and approving the compensation of our chief executive officer and our other executive officers, subject to review and ratification by the full Board of Directors;

●	administering our incentive compensation plans and equity-based plans;

●	reviewing, approving and recommending to the Board of Directors any employment agreements and any severance arrangements or plans; and

●	reviewing director compensation for board and board committee service at least once a year and recommending any changes to the Board of Directors.

The Compensation Committee’s charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultant’s independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, we have not retained such a consultant.

Nominating and Corporate Governance Committee. We have a standing Nominating and Corporate Governance Committee. Jie Sheng, Kevin Chen and Chad Chen serve as members of the Nominating and Corporate Governance. Mr. Chad Chen serves as the Nominating and Corporate Governance Committee Chairman.

We have adopted a Nominating and Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating and Corporate Governance Committee, including to:

●	identifying, screening and making recommendations to the Board of Directors regarding director nominees and Board of Directors committee composition;

●	overseeing our corporate governance practices and making recommendations to the Board of Directors regarding any changes to our corporate governance framework; and

●	overseeing the evaluation of our Board of Directors and its committees.

Meetings of the Board of Directors

During our fiscal year ended December 31, 2025, the Board met from time to time informally and acted by written consent on numerous occasions.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2025 and 2024 in all capacities for the account of our principal executive officer.

Name and Principal Position	“Year”	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Kevin A. Richardson II, Co-Chief Executive Officer and Director(3)	2025	-	-	-	449,542.46	449,542.46
	2024	-	-	-	90,907	90,907

Jiawei Wang, Co-Chief Executive Officer(4)	2025	75,000	-	-	-	75,000
	2024	-	-	-	-	-

Koti Meka, Executive Director & Chief Financial Officer (6)	2025	37,500	-	-	-	37,500
	2024	-	-	-	-	-

Michael Poirier, Former Chairman and Chief Executive Officer(9)	2025	-	-	-	-	-
	2024	482,063	14,635	-	14,357	511,055

Christopher Lotz, Former Chief Financial Officer(10)	2025	-	-	-	-	-
	2024	257,386	8,781	-	36,202	302,369

(1)	There were no option awards granted during 2025.

(2)	The amounts reported in this column represent $90,907 paid by us to Mr. Richardson for services rendered under a consulting agreement.

(3)	On September 25, 2024, the Board appointed Mr. Richardson as the Interim Chief Executive Officer and Interim Chief Financial Officer of the Company. Served as Director until during fiscal year 2025 and resigned from the Board effective May 21, 2026. Amounts reported in the Summary Compensation Table reflect all compensation earned, awarded or paid to Mr. Richardson for services rendered to the Company during fiscal year 2025, including compensation earned during the period prior to resignation.

(4)	On October 2, 2025, the Company appointed Jiawei Wang as the Co-Chief Executive Officer of the Company. In May 2026, following the resignation of Kevin A. Richardson II as Co-Chief Executive Officer and director, Mr. Wang became the Company’s Chief Executive Officer and was appointed as a director of the Company. The amounts reported for Mr. Wang reflect compensation earned, awarded or paid for services rendered to the Company during fiscal year 2025 and do not include compensation, if any, related to his service as a director or Chief Executive Officer in 2026.

(5)	On September 26, 2025, the Board appointed Kevin Chen as an Independent Director of the Company.

(6)	On November 17, 2025, the Board appointed Koti Meka as an Executive Director of the Company. On October 2, 2025, the Company appointed Koti Meka as the Chief Financial Officer of the Company. Mr. Meka served as Executive Director and Chief Financial Officer during fiscal year 2025 and resigned as Executive Director effective May 21, 2026 and as Chief Financial Officer effective June 20, 2026. The amounts reported for Mr. Meka reflect compensation earned, awarded or paid for services rendered to the Company during fiscal year 2025.

(7)	On October 2, 2025, the Board appointed Jie Sheng as Chairman of the Board of the Company. Mr. Sheng was appointed Chief Financial Officer of the Company in 2026, subsequent to the fiscal year ended December 31, 2025. Accordingly, the compensation reported for Mr. Sheng, if any, reflects only compensation earned, awarded or paid for services rendered during fiscal year 2025 and does not include any compensation related to his service as Chief Financial Officer in 2026.

(8)	On October 2, 2025, the Board appointed Chad Chen as Independent Director of the Company.

(9)	On September 23, 2024, Mr. Poirier resigned from his position as Chief Executive Officer and Chairman of the Board. The 2024 “Salary” and “Bonus” for Mr. Poirier represent amounts we paid through his September 23, 2024 termination date.

(10)	On September 23, 2024, Mr. Lotz resigned from his position as Chief Financial Officer of the Company. The 2024 “Salary” and “Bonus” for Mr. Lotz represent amounts we paid through his September 23, 2024 termination date.

Outstanding Equity Awards at December 31, 2025

The following table presents the outstanding stock options and compensatory warrants held by each of the named executive officers as of December 31, 2025. There were no direct stock awards, restricted stock units or stock appreciation rights outstanding at December 31, 2025. All pre-2020 “option” awards shown were initially issued as Series C Warrants, and became warrants exercisable instead for our Common Stock (at an adjusted exercise price) upon the “reverse recapitalization” transaction with Qualigen, Inc. The share numbers and exercise prices in the table below reflect the Reverse Stock Split.

Equity Awards
Name	Grant Date	Number of Securities Underlying Unexercised Awards (#) Exercisable	Number of Securities Underlying Unexercised Awards (#) Unexercisable	Exercise Price ($)	Expiration Date
Kevin A. Richardson II, Co-Chief Executive Officer and Director(1)	-	-	-	-	-

Jiawei Wang, Co-Chief Executive Officer(2)	-	-	-	-	-

Koti Meka, Chief Financial Officer and Executive Director(3)	-	-	-	-	-

Kevin Chen, Independent Director(4)	-	-	-	-	-

Jie Sheng, Independent Chairman & Director(5)	-	-	-	-	-

Chad Chen, Independent Director(6)	-	-	-	-	-

(1)	No equity award have been granted to Mr. Richardson as of today’s date.

(2)	No equity awards have been granted to Mr. Wang as of today’s date.

(3)	No equity awards have been granted to Mr. Meka as of today’s date.

(4)	No equity awards have been granted to Mr. Chen as of today’s date.

(5)	No equity awards have been granted to Mr. Sheng as of today’s date.

(6)	No equity awards have been granted to Mr. Chen as of today’s date.

(7)	All of Mr. Poirier’s option grants under the 2020 Plan were forfeited on December 22, 2024.

(8)	All of Mr. Lotz’s option grants under the 2020 Plan were forfeited on December 22, 2024.

Pay Versus Performance (PVP)

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our principal executive officer (“PEO”) and named executive officers (“NEOs”) for each of the fiscal years ended December 31, 2025, 2024, and 2023, and our financial performance. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at the Company for each such fiscal year.

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

Pay Versus Performance Table

In accordance with the SEC’s PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2025, 2024, and 2023, and our financial performance for each such fiscal year:

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for non-PEO Named Executive Officers	Average Compensation Actually Paid to non-PEO Named Executive Officers	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss Attributable to AIxCrypto Holdings, Inc. (millions)
2025	$524,542	524,542	37,500	37,500	0.16	(16.9)
2024	$504,183	504,183	46,153	46,153	(5.2)	(6.34)
2023	$632,698	$612,865	$514,321	$488,856	$1.83	$(13.4)

For 2025, the Company’s principal executive officers (“PEOs”) were Kevin A. Richardson II and Jiawei Wang, each of whom served as Co-Chief Executive Officer during fiscal year 2025. The Company’s non-PEO named executive officer (“NEO”) for 2025 was Koti Meka, who served as Chief Financial Officer during fiscal year 2025.

For 2024 and 2023, the Company’s PEO was Michael Poirier, who served as Chairman and Chief Executive Officer. The Company’s non-PEO NEOs for 2024 and 2023 were Amy Broidrick, who served as President, Chief Strategy and Operating Officer, and Tariq Arshad, who served as Chief Medical Officer and Senior Vice President.

Compensation Actually Paid (“CAP”) was calculated beginning with the applicable Summary Compensation Table total for each PEO and the average Summary Compensation Table total for the non-PEO NEOs. The following amounts were deducted from, and added to, the applicable Summary Compensation Table total compensation amounts:

	SCT Total	Stock awards deducted from SCT	Increase for fair value of awards granted during the year that remain unvested as of year end	Decrease in fair value from prior year-end to current year-end for awards granted in prior years and unvested as of year end	Decrease in fair value from prior year-end to current year vesting date for awards granted in prior years	Total CAP
	(A)	(B)	(C )	(D)	(E )	A-B+C+D+E
PEO
2025	524,542					524,542
2024	504,183					504,183
2023	$632,698	$-	$-	$(13,650)	$(6,183)	$612,865
2022	728,454	(145,274)	31,387	(218,695)	(133,598)	262,274

Average Non-PEO NEO
2025	37,500					37,500
2024	46,153					46,153
2023	$514,321	$-	$-	$(23,708)	$(1,757)	$488,856
2022	473,826	(44,936)	9,709	(218,541)	(98,823)	121,235

The fair value of stock options reported for CAP purposes in columns (B), (C), (D) and (E) above was estimated using a Black-Scholes option pricing model for the purposes of this PVP calculation in accordance with SEC rules. This model uses both historical data and current market data to estimate the fair value of options and requires several assumptions. The assumptions used in estimating fair value for awards granted during 2022 were as follows: volatility 102%, expected life 5.99 years, expected dividend yield 0%, risk-free rate 3.04%. The assumptions used in estimating fair value for awards granted during 2021 and prior were as follows: volatility 102%, expected life 5.99 years, expected dividend yield 0%, risk-free rate 0.42% - 1.43%. There were no awards granted in 2023 or 2024.

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

Compensation Actually Paid and Cumulative Total Stockholder Return

Compensation actually paid to our PEO increased from $262,274 in 2022 to $612,865 in 2023, and decreased to $504,183 in 2024. Average compensation actually paid to our named executive officers other than our PEO increased from $121,235 in 2022 to $488,856 in 2023, and decreased to $46,154 in 2024. Over the same period, the value of an investment of $100 in our common stock on the last trading day of 2021 decreased by $38.21 to $4.29 during 2022, further decreased by $2.46 during 2023, and further decreased by $22.23 during 2024.

Compensation Actually Paid and Net Loss

Compensation actually paid to our PEO increased from $262,274 in 2022 to $612,865 in 2023, and decreased to $504,183 in 2024. Average compensation actually paid to our named executive officers other than our PEO increased from $121,235 in 2022 to $488,856 in 2023, and decreased to $46,154 in 2024. Over the same period, our net loss decreased  by $5,223,331 during 2023 (from a net loss in 2022 of $18,640,543 to a net loss in 2023 of $13,417,212), and decreased by $7,070,417 during 2024 (from a net loss in 2023 of $13,417,212 to a net loss in 2024 of $6,346,795).

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

Compensation of Directors

Effective October 1, 2025, our independent directors became eligible to receive an annual cash retainer of $55,000. In addition, the Chair of the Audit Committee became eligible to receive an additional annual cash retainer of $22,500, the Chair of the Compensation Committee an additional $20,000, the Chair of the Nominating and Corporate Governance Committee an additional $15,000, each other Board committee chair an additional $45,000, and the Lead Independent Director an additional $20,000.

From August 1, 2024 through September 30, 2025, our independent directors were eligible to receive $60,000 in annual cash compensation. The Audit Committee chair was eligible to receive additional annual cash compensation of $8,000 and the other Board committee chairs were eligible to receive additional annual cash compensation of $8,000.

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

Compensations paid to Mr. Richardson and Mr. Poirier are presented as part of the “Summary Compensation Table” above, rather than here.

Name of Director	Fees Paid in Cash ($)	Option Awards ($)	All other compensation ($)	Total ($)
Kevin Chen(1)	13,750	-	-	13,750
Jie Sheng(2)	30,625	-	-	30,625
Chad Chen(3)	22,500	-	-	22,500
Richard David(4)	10,000	-	6,940	16,940
Sidney Emery, Jr. (5)	10,000	-	8,260	18,260
Matthew Korenberg(6)	63,000	-	-	63,000
Kurt Kruger(7)	10,000	-	6,940	16,940
Ira Ritter(8)	10,000	-	4,300	14,300
Campbell Becher(9)	-	-	88,000	88,000
Braeden Lichti(10)	25,000	-	-	25,000
Robert B. Lim(11)	25,000	-	-	25,000
Cody Price(12)	25,000	-	-	25,000
Graydon Bensler(13)	-	-	-	-

(1) Kevin Chen was appointed to the board on September 26, 2025.

(2) Jie Sheng was appointed to the board on October 2, 2025.

(3) Chad Chen was appointed to the board on October 2, 2025.

(4) Dr. David’s tenure terminated on July 11, 2024. Other compensation consists of the fair market value on the issuance date of 746 reverse split adjusted shares of restricted common stock. The amounts shown are in full settlement of all remaining payment obligations due through his termination date.

(5) Mr Emery’s tenure terminated on July 11, 2024. Other compensation consists of the fair market value on the issuance date of 888 reverse split adjusted shares of restricted common stock. The amounts shown are in full settlement of all remaining payment obligations due through his termination date.

(6) Mr. Korenberg’s tenure terminated in November 2024. As of December 31, 2024 he was due $63,000 in unpaid compensation, which was paid between January and May 2025.

(7) Mr Kruger’s tenure terminated on July 11, 2024. Other compensation consists of the fair market value on the issuance date of 746 reverse split adjusted shares of restricted common stock. The amounts shown are in full settlement of all remaining payment obligations due through his termination date.

(8) Mr. Ritter’s tenure terminated on July 11, 2024. Other compensation consists of the fair market value on the issuance date of 462 reverse split adjusted shares of restricted common stock. The amounts shown are in full settlement of all remaining payment obligations due through his termination date.

(9) Mr. Becher’s tenure began on July 12, 2024. Other compensation consists of cash payments made pursuant to a consulting agreement. As of December 31, 2024 he was due $21,000 in unpaid earned compensation, which was paid between January and February 2025.

(10) Mr. Lichti’s tenure began on October 8, 2024. As of December 31, 2024 he had been paid for all compensation earned.

(11) Mr. Lim’s tenure began on July 12, 2024. As of December 31, 2024 he had been paid for all compensation earned.

(12) Mr. Price’s tenure began on July 12, 2024. As of December 31, 2024 he had been paid for all compensation earned.

(13) Mr. Bensler’s tenure began on November 13, 2024. As of December 31, 2024 he had been paid for all compensation earned.

Equity Compensation Plan Information

The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,570	$2,029	-
Equity compensation plans not approved by stockholders (1)	160	$1,270	-
Total	1,730	$1,650	-

(1)	Consists of shares of common stock issuable upon the exercise of compensatory warrants granted to service providers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 8, 2026 by:

●	our named executive officers;

●	our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days after June 30, 2026, pursuant to the exercise of options or other convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of beneficial ownership of our common stock is calculated based on an aggregate of 20,234,993 shares outstanding as of July 8, 2025.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o AIxCrypto Holdings, Inc., 1990 E. Grand Avenue, El Segundo, California 90245 USA.

Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Five Percent Stockholders
Faraday Future Intelligent Electric Inc.	13,357,079	66.0%
V W Investment Holding Limited(2)	1,780,944	8.8%
Yueting Jia(3)	1,780,944	8.1%
Executive Officers and Directors
Campbell Becher(4)	-	-%
Braeden Lichti(5)	-	-%
Robert B. Lim(6)	-	-%
Cody Price(7)	-	-%
Graydon Bensler(8)	-	-%
Jiawei Wang(9)	89,047	* %
Kevin Chen(10)	-	-%
Jie Sheng(11)	-	-%
Chad Chen(12)	-	-%
Chen Shi(13)	-	-%
All executive officers and directors as a group (11 persons)	1,869,991	8.5%

* Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on the record date.

14

(2)

The beneficial ownership amount includes 33,163 shares of Class A common stock held directly and 1,747,781 shares of Class A common stock issuable upon conversion of 3,926 shares of Series B Convertible Preferred Stock. For purposes of calculating the holder’s ownership percentage, the shares issuable upon conversion of such preferred stock are deemed outstanding for such holder and are included in both the numerator and denominator of the calculation.

(3)

The beneficial ownership amount includes 33,163 shares of Class A common stock held directly and 1,747,781 shares of Class A common stock issuable upon conversion of 3,926 shares of Series B Convertible Preferred Stock. For purposes of calculating the holder’s ownership percentage, the shares issuable upon conversion of such preferred stock are deemed outstanding for such holder and are included in both the numerator and denominator of the calculation.

(4)	Campell Becher resigned as a member of the Board of Directors on October 1, 2025. Mr. Becher ceased to be President of the Company on May 21, 2026.
(5)	Brauden Litchi resigned as a member of the Board of Directors on November 17,2025.

(6)	Robert B. Lim resigned as a member of the Board of Directors on October 2, 2025.

(7)	Cody Price resigned as a member of the Board of Directors on October 2, 2025.

(8)	Graydon Bensler resigned as a member of the Board of Directors on November 17, 2025.

(9)	The beneficial ownership amount includes 1,658 shares of Class A common stock held directly and 87,389 shares of Class A common stock issuable upon conversion of 196 shares of Series B Convertible Preferred Stock. For purposes of calculating the holder’s ownership percentage, the shares issuable upon conversion of such preferred stock are deemed outstanding for such holder and are included in both the numerator and denominator of the calculation.

(10)	Kevin Chen was appointed as a member of the Board of Directors on September 26, 2025.

(11)	Jie Sheng was appointed as a member of the Board of Directors on October 2, 2025. On May 21, 2026, Mr. Sheng ceased to be a member of the Board of Directors and was appointed as President and Chief Financial Office effective June 21, 2026.

(12)	Chad Chen was appointed as a member of the Board of Directors on October 2, 2025.

(13)	Chen Shi was appointed as a member of the Board of Directors on May 21, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as described below, except compensation arrangements, since the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of the Company’s officers, directors, beneficial owners of more than 5% of outstanding shares of Common Stock or outstanding shares of a class of voting preferred stock, or their family members, that exceeded the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company’s total assets at year-end for the last two fiscal years.

Entrusted Investment Agreement

On January 30, 2026, the Company entered into an entrusted investment agreement with Gold King Arthur Holding Limited and Song Wang to manage an investment in shares of Faraday Future Intelligent Electric Inc. Class A common stock, including potential purchase, holding, tokenization, and disposition of such shares. In connection with this agreement, GKA entered into a securities purchase agreement with FFAI for the purchase of FFAI shares at an aggregate consideration of $10 million, with the number of shares to be determined based on the closing price on the trading day immediately prior to closing, subject to satisfaction of customary conditions precedent. The Company recorded a prepaid investment—related party of approximately $10.0 million associated with this arrangement as of March 31, 2026.

Lead Investor Agreement

In connection with the subscription agreement, dated September 19, 2025, between the Company and Faraday Future Intelligent Electric Inc. (“Faraday”) and certain other investors (the “Subscription Agreement”), the Company and Faraday entered into a Lead Investor Agreement (the “Lead Investor Agreement”), pursuant to which, among other things, the Company has agreed to adopt a treasury reserve policy suitable to Faraday and has agreed to certain governance changes including, among other things, the reduction of the size of the Board of Directors, of which two will initially be appointed by Faraday.

The Lead Investor Agreement also provides for certain operational, treasury management and governance arrangements relating to the Company’s cryptocurrency and AI-related business activities.

Convertible Debt

During 2022 and 2024, the Company entered into related-party convertible debt arrangements with Alpha Capital Anstalt (“Alpha”) and Yi Hua Chen. The 2022 Alpha Senior Convertible Debenture was fully converted into shares of the Company’s common stock during 2024. The 2024 Alpha Convertible Debenture was partially converted into common stock, and the remaining outstanding principal and accrued interest were repaid in November 2024. The 2024 Chen Convertible Debenture was settled pursuant to an Exchange Agreement entered into on November 18, 2024, under which the Company issued Series A-2 Preferred Stock in full satisfaction of the outstanding balance. As of March 31, 2026, none of the foregoing related-party convertible debt instruments remained outstanding.

Warrants

In connection with prior related-party financing transactions, the Company issued warrants to Alpha and Yi Hua Chen to purchase shares of the Company’s common stock. During 2024 and 2025, certain warrants were repriced pursuant to contractual anti-dilution provisions and certain classification matters were resolved following shareholder approval of an increase in authorized shares. The Company continues to account for applicable warrant instruments in accordance with U.S. GAAP, and additional information regarding the related fair values, classifications and outstanding balances is included in the notes to the Company’s consolidated financial statements. As of March 31, 2026, warrant liabilities were approximately $72,000.

Item 14. Principal Accounting Fees and Services

During the fiscal years ended December 31, 2025 and 2024, the Company engaged multiple independent registered public accounting firms due to changes in its external auditors. Each firm served as the Company’s independent registered public accounting firm for a portion of the periods presented. The fees disclosed below include amounts billed by each firm for services rendered during their respective periods of engagement.

We incurred the following fees from HTL International, LLC for the audit of the financial statements and for other services provided during the years ended December 31, 2025 and 2024.

Table below in thousands

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees (1)	$272.3	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees:	$272.3	$—

We incurred the following fees from MACIAS GINI & O’CONNELL LLP (MGO  ).for the audit of the financial statements and for other services provided during the years ended December 31, 2025 and 2024.

Table below in thousands

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees (1)	$172.5	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees:	$172.5	$—

We incurred the following fees from WithumSmith+Brown, P.C. for the audit of the financial statements and for other services provided during the years ended December 31, 2025 and 2024.

Table below in thousands

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees (1)	$280.6	$503.6
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees:	$280.6	$503.6

We incurred the following fees from PFM LLP for the tax services provided during the years ended December 31, 2025 and 2024.

Table below in thousands

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees (1)	$—	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	19.9	18.0
All Other Fees (4)	—	—
Total Fees:	$19.9	$18.0

(1) Audit fees consist of fees billed for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q, and services in connection with our securities offerings, including registration statements, responding to SEC comment letters, comfort letters and consents.

(2) Audit-related fees consist of services that are reasonably related to the performance of the audit or review of our financial statements.

(3) Tax Fees consist of fees for tax compliance, advice and tax planning and includes fees for tax return preparation.

(4) All other fees include any fees billed that are not audit, audit related or tax fees.

Audit Committee Pre-Approval Policy and Procedures

Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our Audit Committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits.

The exhibits listed below are filed as part of this registration statement.

Exhibit No.	Description of Exhibits	Incorporation of Reference
10.1	Employment Agreement, dated February 10, 2026, by and between AIxCrypto Holdings, Inc. and Jiawei Wang.	Exhibit 10.2 to Current Report on Form 8-K (File No. 001-37428) filed on February 17, 2026.
10.2	Employment Agreement, dated February 10, 2026, by and between AIxCrypto Holdings, Inc. and Koti Meka.	Exhibit 10.5 to Current Report on Form 8-K (File No. 001-37428) filed on February 17, 2026.
10.3	Offer Letter, entered into on May 21, 2026, between AlxCrypto Holdings, Inc. and Jie (Jay) Sheng.	Exhibit 10.1 to Current Report on Form 8-K (File No. 001-37428) filed on May 28, 2026.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, State of California, on July 15, 2026.

AIxCrypto Holdings, Inc.

By:	/s/ Jiawei Wang
Name:	Jiawei Wang
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement on Form S-1 has been signed by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jiawei Wang	Chief Executive Officer	July 15, 2026
Jiawei Wang	(Principal Executive Officer)

/s/ Jie Sheng	President and Chief Financial Officer	July 15, 2026
Jie Sheng	(Principal Financial Officer and Accounting Officer)

