Form 10-Q
period 2026-06-30
AIxCrypto Holdings, Inc.
filed 2026-08-07
CIK 1460702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 20,234,993 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AIXCRYPTO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$577,328	$19,332,707
Digital Assets	5,212,903	10,250,497
Prepaid expenses and other current assets	546,777	1,028,506
Short-term notes receivable, net of allowance for credit losses of nil at June 30, 2026 and $4.6 million at December 31, 2025	—	343,060
Total current assets	6,337,008	30,954,770
Non-current assets
Intangible assets	685,387	314,727
Other assets - related party	380,404	10,349
Total non-current assets	1,065,791	325,076
Total Assets	$7,402,799	$31,279,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,286,981	$1,259,944
Related Party Payable	237,292	1,648,945
Accrued expenses and other current liabilities	129,477	136,234
Warrant liabilities	67,253	141,878
Convertible debt	—	142,236
Total current liabilities	1,721,003	3,329,237
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock Series A-2, $0.001 par value; 7,000 shares authorized; 601 shares issued and outstanding as of June 30, 2026 and December 31, 2025	$659,040	$659,040
Preferred stock Series B, $0.001 par value; 500,000 shares authorized; 6,085 and 39,943 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4,750,538	31,183,357
Common stock, $0.001 par value; 225,000,000 shares authorized; 20,234,993 and 5,160,383 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	84,813	69,738
Additional paid-in capital	162,483,668	136,065,924
Parent company equity held at cost	(12,002,192)	—
Accumulated deficit	(150,294,071)	(140,027,450)
Total Stockholders’ Equity	5,681,796	27,950,609
Total Liabilities & Stockholders’ Equity	$7,402,799	$31,279,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIXCRPYTO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
EXPENSES
General and administrative	$2,868,537	$1,394,932	$6,416,390	$3,889,464
Sales and Marketing	85,715	—	723,937	—
Research and development	5,073	17,815	10,145	50,982
Credit loss expense - short-term note receivable	-	271,000	142,574	468,000
Total expenses	2,959,325	1,683,747	7,293,046	4,408,446

LOSS FROM OPERATIONS	(2,959,325)	(1,683,747)	(7,293,046)	(4,408,446)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(4,965)	(15,974)	(74,625)	(55,199)
Gain on change in fair value of convertible debt	—	(37,874)	(10,236)	(37,874)
Loss on settlement of short-term note receivable	375,844	—	375,844	—
Impairment of intangible assets	—	—	182,619	—
Interest expense	—	106,052	—	179,667
Interest income	(126,963)	(142,477)	(429,973)	(255,430)
Loss on issuance of convertible debt	—	91,943	—	91,943
Net loss on digital assets	984,364	—	2,929,946	—
Total other expense (income), net	1,228,280	1,670	2,973,575	(76,893)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,187,605)	(1,685,417)	(10,266,621)	(4,331,553)

PROVISION FOR INCOME TAXES	—	—	—	35

NET LOSS	(4,187,605)	(1,685,417)	(10,266,621)	(4,331,588)

Deemed dividend arising from warrant down-round provision	—	$(1,586)	—	$(1,586)

Net loss attributable to AIxCrypto Holdings, Inc	$(4,187,605)	$(1,687,003)	$(10,266,621)	$(4,333,174)

Total net loss per common share, basic and diluted	$(0.21)	$(1.00)	$(0.73)	$(2.76)
Weighted-average number of shares outstanding, basic and diluted	20,286,192	1,683,881	14,030,150	1,570,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIXCRYPTO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Parent company equity held	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	at cost	Deficit	Equity
Balance at December 31, 2025	601	$659,040	39,943	$31,183,357	5,160,383	$69,738	$136,065,924	—	$(140,027,450)	$27,950,609
Issuance of common stock for the conversion of Series B preferred shares	-	-	(33,858)	(26,432,819)	15,074,610	15,075	26,417,744	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(6,079,016)	(6,079,016)
Balance at March 31, 2026	601	659,040	6,085	4,750,538	20,234,993	84,813	162,483,668	—	(146,106,466)	21,871,593
Parent company equity held at cost	—	—	—	—	—	—	—	(12,002,192)	—	(12,002,192)
Net Loss	—	—	—	—	—	—	—	—	(4,187,605)	(4,187,605)
Balance at June 30, 2026	601	$659,040	6,085	$4,750,538	20,234,993	$84,813	$162,483,668	$(12,002,192)	$(150,294,071)	$5,681,796

	Series A-2
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance at December 31, 2024	6,256	$5,716,400	736,431	$65,314	$119,958,897	$(123,061,575)	$2,679,036
Issuance of common stock for the conversion of Series A-2 preferred shares	(3,235)	(2,893,306)	888,879	889	2,892,417	—	-
Stock-based compensation	—	—	—	—	269	—	269
Net Loss	—	—	—	—	—	(2,646,172)	(2,646,172)
Balance at March 31, 2025	3,021	2,823,094	1,625,310	66,203	122,851,583	(125,707,745)	33,134
Issuance of common stock for the conversion of Series A-2 preferred shares	(37)	(33,087)	10,165	10	33,076	—	—
Net Loss	—	—	—	—	—	(1,685,417)	(1,685,417)
Balance at June 30, 2025	2,984	2,790,007	1,635,475	$66,213	$122,884,659	$(127,393,162)	$(1,652,283)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIXCRPYTO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,266,621)	$(4,331,588)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Stock-based compensation	—	269
Change in fair value of warrant liabilities	(74,625)	(55,199)
Gain on change in fair value of convertible debt	(10,236)	(37,874)
Loss on issuance of convertible debt	—	91,943
Legal expenses deducted from issuance of convertible debt	—	20,000
Loss on settlement of short-term note receivable	375,844	—
Provision for credit losses of short-term note receivable	142,574	468,000
Impairment of intangible assets	182,619	—
Accrued interest income	(277,550)	(251,304)
Amortization of penalty on promissory note	—	179,667
Net loss on digital assets	2,929,946	—
Other operating activities settled in digital assets	337,839	—

Changes in operating assets and liabilities:
Prepaid expenses and other assets	111,674	1,182,643
Accounts payable	27,037	(163,454)
Accrued expenses and other current liabilities	(6,757)	209,390
Related party payables	(1,411,653)	—
Net cash used in operating activities	(7,939,909)	(2,687,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of short-term note receivable	—	(1,518,500)
Purchase of digital assets	(338,102)	—
Sales of digital assets	2,107,911	—
Purchase of intangible assets	(553,279)	—
Proceeds from settlement of short-term note receivable	100,000
Net cash provided by/ (used in) investing activities	1,316,530	(1,518,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Parent company equity held at cost	(12,000,000)	—
Proceeds from the issuance of convertible debt	—	200,000
Repayment of convertible debt	(132,000)	(132,000)
Proceeds from issuance of promissory notes	—	3,295,000
Net cash (used in)/provided by financing activities	(12,132,000)	3,363,000

Net change in cash and cash equivalents	(18,755,379)	(843,007)
Cash and cash equivalents - beginning of period	19,332,707	1,174,608
Cash and cash equivalents- end of period	$577,328	$331,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

NONCASH FINANCING AND INVESTING ACTIVITIES:
Deemed dividend arising from warrant down-round provision	$—	$1,586
Issuance of common stock for the conversion of Series B preferred shares	$26,432,819	$—
Issuance of common stock for the conversion of Series A-2 preferred shares	$—	$2,926,392

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

In September 2025 the Company consummated a Subscription Agreement (the “Subscription Agreement”) with certain investors including Faraday Future Intelligent Electric Inc. (NASDAQ: FFAI) (the “ Company’s majority stockholder” or “Faraday” or “FFAI”) pursuant to which the investors purchased $40.7 million (the “Offering”) of the Company’s common stock and shares of a newly created Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) (see Note 14 - Stockholders’ Equity). This offering resulted in $37.7 million in net proceeds after $3.0 million in issuance costs were deducted. Up to $6.8 million of the net proceeds from the Offering were used to pay existing debt and fund the Company’s existing business operations, and the balance of the cash proceeds and contributed currency will be used for the execution of the Company’s cryptocurrency treasury strategy.

In January 2026, the Company formed three new wholly owned Delaware subsidiaries: AIxCrypto Token Labs US, Inc., AIxCrypto EAI, Inc., and AIxCrypto C10 ETF, Inc. These entities were formed to provide potential future organizational flexibility. As of June 30, 2026, these subsidiaries have not commenced operations, hold no material assets, and have not been capitalized.

In February 2026, the Company’s board of directors approved a strategic realignment to concentrate exclusively on its Real-World Asset (“RWA”) tokenization and Embodied Artificial Intelligence (“EAI”) ecosystem, discontinuing development of the BesTrade DeAI Agent platform and C10 digital asset portfolio management tools. At that time, management continued to evaluate strategic alternatives for its remaining legacy therapeutic programs, including potential out-licensing or asset sale.

On May 21, 2026, following a comprehensive strategic review, the Board formally approved the discontinuation and structured wind-down of the Company’s entire legacy biotechnology business segment, marking the full termination of all historical biopharmaceutical and therapeutic operations SEC. The Company is currently evaluating the financial impact of the wind-down, including expected asset impairment charges, closure costs and other related expenses.

RoboShare launched at Automate 2026 as an on-demand robot sharing marketplace, with Los Angeles serving as the initial pilot market. The pilot is targeted to begin in August 2026, subject to operational readiness, execution, and applicable revenue-recognition requirements.

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In general, the functional currency of the Company is the U.S. dollar. There were no foreign currency transactions in the three and six months ended June 30, 2026 and 2025.

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

The Company maintains the majority of its cash in accounts at banking institutions in the U.S. that are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of amounts held in excess of such insurance limitations. As of June 30, 2026, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Digital Assets

The Company accounts for its digital assets in accordance with ASC 350, Intangibles—Goodwill and Other, as amended by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company adopted ASU 2023-08 effective January 1, 2025. Digital assets held by the Company, including Bitcoin, Cardano, Chainlink, Ethereum, Native BNB, Ripple, Solana, Tether (“USDT”), and Tron, meet the scope criteria of ASU 2023-08 and are recognized as indefinite-lived intangible assets. These assets are initially recorded at cost, including transaction fees, upon obtaining control of the asset, and are measured subsequently at fair value with changes in value recognized in net income or loss. The Company uses a FIFO methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses disclosures. Purchases and sales of digital assets that are not revenue arrangements are classified on the statement of cash flows as investing activities. Net loss on digital assets are adjusted in operating activities in the statement of cash flows.

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

The value of the Company’s warrant liabilities as of June 30, 2026 and December 31, 2025 was determined using the Black-Scholes Model. Significant assumptions used in the valuation include the expected volatility of the Company’s common stock, the contractual term of the warrants, the risk-free interest rate, and an expected dividend yield of zero. Expected volatility is based on a blend of comparable public company data and, as available, the Company’s own historical volatility. The risk-free rate is derived from U.S. Treasury yields with maturities commensurate with the remaining contractual term of the warrants. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.

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

Parent Company Equity Held at Cost

The Company maintains an entrusted investment arrangement with Gold King Arthur Holding Limited (“GKA”), an independent third-party fiduciary, pursuant to which GKA acquires, holds and manages equity securities of the Company’s majority stockholder, FFAI, for the Company’s economic benefit. Consistent with EITF Issue No. 98-2 and based on the parent-directed nature of the arrangement, the Company has elected an accounting policy to present its indirect investment in FFAI equity securities, including FFAI’s common stock, preferred stock and warrants, as parent company equity held at cost, a contra-equity account classified within stockholders’ equity and accounted for analogously to treasury stock at historical cost, with no subsequent remeasurement for fair value changes recognized in the condensed consolidated statements of operations; warrants issued in connection with the investment are an integral component of the integrated parent-directed transaction and do not represent a separate unit of account, so no portion of the aggregate subscription proceeds is allocated to the warrants and no separate warrant asset or liability is recognized, and any gain or loss upon future disposition, conversion or settlement of the underlying securities is recognized in the condensed consolidated statements of operations upon disposition.

Sales and Marketing

Sales and marketing expenses are expensed as incurred and primarily consist of direct costs associated with branding, promotional, co-creation, and publicity activities. The Company’s marketing initiatives focus on increasing brand awareness for its real-world asset tokenization and embodied AI Infrastructure activities. For the six months ending June 30 2026 and 2025, the Company’s sales and marketing expenses were $723,937 and $0, respectively.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendments require public business entities to disclose, for each relevant expense caption, specified natural expense categories, including purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, together with a qualitative description of remaining amounts. The amendments also require disclosure of the total amount of selling expenses and, in annual periods, the entity’s definition of selling expenses. The amendments are effective for the Company’s annual financial statements for the year ending December 31, 2027, and interim financial statements beginning with the first fiscal quarter of 2028, with early adoption permitted. The amendments are required to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of the amendments on its disclosures and related processes and controls.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which contains 33 narrow technical corrections, clarifications and editorial updates across multiple ASC Topics, including guidance for earnings per share, parent company equity held at cost, leases and financial instruments. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. While most revisions are expected to have an immaterial impact on our condensed consolidated financial statements, the update includes clarifications to diluted EPS calculations for loss periods that will require retrospective application to prior comparative periods upon adoption. The Company is currently evaluating the full effect of this ASU but does not anticipate a material overall impact to its financial position, results of operations or disclosures.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our unaudited condensed consolidated financial statements or disclosures.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The Company’s financial position remains weak. It has incurred recurring operating losses, with an accumulated deficit of $150.3 million as of June 30, 2026, and expects to continue incurring losses subsequent to the balance sheet date. Net cash used in operating activities was $7.9 million for the six months ended June 30, 2026 and $7.0 million for the year ended December 31, 2025.

As of June 30, 2026, the Company had approximately $0.6 million in cash and cash equivalents. In addition to cash and cash equivalents, the Company held exchange-traded digital assets with an aggregate carrying value of approximately $5.2 million. These exchange-traded digital assets may be monetized over time to support operations, but are subject to significant market price volatility and are not classified as cash equivalents.

Total current liabilities decreased to approximately $1.7 million as of June 30, 2026 from approximately $3.3 million as of December 31, 2025. The balance consists of approximately $1.3 million in accounts payable — approximately $700,000 purportedly claimed by the University of Louisville Research Foundation, $140,000 to Faraday Futures, and $100,000 to FF Global Partners LLC, with the remainder relating to professional services and other vendors — plus approximately $0.2 million of related-party payables, approximately $129,000 of accrued expenses and other current liabilities, and approximately $67,000 in warrant liabilities. Total operating expenses declined to approximately $3.0 million for the three months ended June 30, 2026 from approximately $4.3 million in the first quarter of 2026, as management continues to execute cost normalization measures to preserve liquidity. The Company had no outstanding indebtness for borrowed money at June 30, 2026.

We expect to continue to have net losses and negative cash flow from operations, which will challenge our near-term liquidity. Our digital-asset treasury strategy and RoboShare operations are newly established, and there are no guarantees that either will generate revenue or provide sufficient liquidity. Notwithstanding the June 22, 2026 public launch of RoboShare, the Company has not yet generated operating revenue from the platform. Our nearest commercial milestone is the first RoboShare rental delivery, targeted for August 2026; the timing of delivery and associated revenue recognition remain subject to execution risk.

During the six months ended June 30, 2026, the Company fully repaid the remaining $132,000 principal balance of its convertible debt. There were no new financing activities during the three months ended June 30, 2026, and the Company issued no new common shares during the quarter.

Management’s plans to mitigate liquidity constraints include continued operating expense discipline, targeted monetization of digital asset holdings as needed, the planned commercialization of the Company’s physical AI activities through RoboShare, and prudent utilization of the equity purchase facility only upon satisfaction of all applicable conditions. Accordingly, the Company’s limited current cash balance, the absence of committed alternative financing, volatility in digital asset valuations, and the lack of recurring operating revenue collectively raise substantial doubt regarding our ability to continue as a going concern for the one-year period following the date that condensed consolidated financial statements were issued.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern, and therefore be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying financial statements.

NOTE 3 — DIGITAL ASSETS

As part of its strategic realignment completed in the fourth quarter of 2025, the Company began acquiring digital assets for investment purposes and for use within its programmable technology infrastructure platform.

The Company holds digital assets consisting of cryptocurrencies, stablecoins, and other blockchain-based tokens, as detailed below.

Significant Holdings

As of June 30,2026, the Company’s significant digital asset holdings consisted of the following:

	Units Held	Cost Basis	Fair Value
Cardano ADA (ADA)	214,323	$134,404	$30,905
Native BNB (BSC)	1,308	1,356,162	713,784
Bitcoin (BTC)	46	4,943,027	2,703,136
Ethereum (ETH)	616	2,307,312	966,791
ChainLink (LINK)	19,404	338,489	139,457
Solana (SOL)	6,659	1,188,004	489,427
Tron (TRX)	531,334	163,542	167,317
USD Tether (USDT)	2,087	2,085	2,085
Ripple (XRP)	1	3	1
Total		$10,433,028	$5,212,903

Digital Asset Activity

The following table summarizes digital asset activity for the period indicated, including cost basis, fair value at the time of sale, realized and unrealized losses, and the fair value of outstanding digital assets as of June 30,2026,:

Balance at December 31, 2025	$10,250,497
Additions(1)	338,102
Dispositions(1)	(2,107,911)
Gains(2)	364,931
Losses(2)	(3,294,877)
Payments made	(337,839)
Balance at June 30, 2026	$5,212,903

(1)	Additions represent purchases of crypto assets held for investment, dispositions represent liquidation of crypto assets held for investment
(2)

The Company measures gains and losses by each asset held. These amounts include cumulative unrealized gains of $364,931, realized losses of $398,720, and unrealized losses of $2,896,157 during the six months ended June 30,2026

There were no digital assets held during the six months ended June 30, 2025.

The Company measures digital assets at fair value in accordance with ASC 820, Fair Value Measurement.

Fair value is determined using quoted prices in active markets for identical assets (Level 1 inputs). The Company utilizes pricing information provided by the principal market, which is based on observable market prices from active trading exchanges.

NOTE 4 — FAIR VALUE MEASUREMENTS

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of June 30, 2026:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$155,892	—	—	$155,892
Digital Assets	5,212,903	—	—	5,212,903
Total Assets	$5,368,795	—	—	$5,368,795
Liabilities
Warrant Liabilities	—	—	$67,253	$67,253
Total Liabilities	—	—	$67,253	$67,253

Below is the summary of our assets and liabilities measured at fair value on a recurring basis and categorized using the fair value hierarchy as of December 31, 2025:

	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money Market funds	$15,957,179	—	—	$15,957,179
Digital Assets	10,250,497	—	—	10,250,497
Total Assets	$26,207,676	—	—	$26,207,676
Liabilities
Convertible Debt	—	—	$142,236	$142,236
Warrant Liabilities	—	—	141,878	141,878
Total Liabilities	—	—	$284,114	$284,114

NOTE 5 — PREPAID INVESTMENT, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Prepaid consulting	$108,591	$461,337
Prepaid insurance	355,840	481,338
Prepaid legal	33,137	84,193
Other current assets	49,209	1,638
	$546,777	$1,028,506

NOTE 6 —SHORT-TERM NOTES RECEIVABLE

Short term notes receivable - consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Short-term note receivable - Marizyme	$-	$4,898,060
Less allowance for credit losses	-	(4,555,000)
	$-	$343,060

As of December 31, 2025, the Company had advanced an aggregate of $4,166,900 to Marizyme, Inc., against which Marizyme delivered demand promissory notes to the Company of like principal amounts (the “Marizyme Notes”). The Marizyme Notes bear at interest the rate of eighteen percent (18%) per annum. Marizyme may pre-pay all or any part of the outstanding principal or interest at any time and from time to time, in whole or in part, without premium or penalty. The total amortized cost consisting of principal and accrued interest was $4,898,060 as of December 31, 2025. For the six months ended June 30, 2026, interest income of $275,358 was recognized within other income in the unaudited condensed consolidated statement of operations.

Under ASC 326-20, known as the current expected credit loss (“CECL”) model, the Company was required to estimate credit losses expected over the life of an exposure (or pool of exposures) based on historical information, current information, and reasonable and supportable forecasts. The Company is unable to use its historical data to estimate losses as it has no relevant loss history to date. To determine the estimate of expected credit losses, the Company used a probability-weighted approach that incorporates multiple settlement scenarios, including recovery of amounts due upon an acquisition of the debtor, and recovery in different liquidation scenarios, and determines the expected recoverable amount of the loan in each scenario. This model requires management to make certain assumptions including the likelihood of each outcome, the estimated value of the debtor’s assets, and the Company’s expected claim and recovery rate on the debtor’s assets in the event of an insolvency or a liquidation proceeding. During the six months ended June 30, 2026, the Company recorded an additional allowance for credit losses of $142,574 and the total carrying value of the notes amounted to $475,844 prior to full settlement.

On May 12, 2026, the Company entered into a Note Purchase Agreement with CABG Acquisition Corp., pursuant to which the Company sold all of its right, title, and interest in certain loans and related creditor rights relating to Marizyme, Inc. In consideration, the Company received $100,000 in cash, contingent royalty rights, and a 4.99% membership interest in CABG SPV. CABG SPV is a dedicated New York limited liability company established solely by CABG to acquire and commercialize Marizyme’s operating assets and commercialize DuraGraft, from which AIxC receives a 4.99% minority membership interest and tiered royalty rights tied to product sales. The Company received a one-time cash settlement of $100,000 from Marizyme in full satisfaction of all outstanding principal and accrued interest under the Marizyme Notes and recognized a loss on settlement of short-term note receivable of $375,844, which was classified within loss on settlement of short-term note receivable on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2026. The Company did not record any asset on its condensed consolidated balance sheet related to the royalty right or CABG SPV membership interest because royalties only activate after cumulative DuraGraft net revenue surpasses $20 million, the CABG SPV membership interest’s value depends on unproven commercialization, capital structure and dilution risks, and the Company no longer funds Marizyme’s biotech pipeline, making material future inflows highly unlikely under market-participant assumptions. No recurring impairment testing or third-party valuation assessments are required for these contingent upside interests, as their recoverable value is deemed zero at period end. Any royalty proceeds received in future periods will be recognized as other income upon actual cash receipt.

The Company is also party to a Co-Development Agreement with Marizyme, the divestiture of debt claims does not alter the Company’s contractual rights under the Co-Development Agreement, including its right to future royalty-style payments once the contractual sales and launch milestones are met. (see Note 13 - Research and License Agreements).

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
License fees	$-	$20,000
Credit card	39,557	800
Professional fees	88,000	115,434
Employee benefits	1,920	-
	$129,477	$136,234

NOTE 8 – WARRANT LIABILITIES

On November 20, 2024, the Company closed its private placement transaction resulting in the issuance of newly designated Series A-2 Preferred Stock (see Note 14 – Stockholders Equity). As a result of the issuance of a new class of voting securities, the Company evaluated its equity classified warrants’ respective terms, and concluded that warrants for 68,712 common shares with a weighted average exercise price of $2.00 were required to be reclassified to liabilities, including pre-funded warrants with an exercise price of $0.05 per share. The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. At June 30, 2026 , pre-funded warrants for 51,199 common shares remained outstanding. During the six months ended June 30, 2026 and 2025 the Company recorded a gain on change in fair value of warrant liabilities of $74,625 and $55,199, respectively for these warrants. At June 30, 2026 and December 31, 2025, the fair value of these warrants was approximately $67,253 and $141,878, respectively.

The following table summarizes the activity in liability classified warrants for the six months ended June 30, 2026:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2025	67,218	$1.90	$0.05 - $7.80	3.68	*
Granted	—	—	—	—
Exercised	—	—	—	—
Reclassified from equity	—	—	—	—
Reclassified to equity	—	—	—	—
Expired	—	—	—	—
Total outstanding – June 30, 2026	67,218	$1.90	$0.05 - $7.80	3.19	*
	67,218	$1.90	$0.05 - $7.80	3.19	*

*	excludes 51,199 pre-funded warrants which have no expiration date.

The following table summarizes the activity in liability classified warrants for the six months ended June 30, 2025:

	Common Stock Warrants
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	68,712	$2.00	$0.05 - $7.80	4.68	*
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(1,494)	$6.50	$6.50 - $6.50	—
Total outstanding – June 30, 2025	67,218	$1.90	$0.05 - $7.80	4.19	*
Exercisable	67,218	$1.90	$0.05 - $7.80	3.83	*

*	excludes 51,199 pre-funded warrants which have no expiration date.

The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of June 30, 2026:

	Quoted Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2025	$—	$—	$141,878	$141,878
Granted	—	—	—	—
Exercised	—	—	—	—
Gain on change in fair value of warrant liabilities	—	—	(74,625)	(74,625)
Balance as of June 30, 2026	$—	$—	$67,253	$67,253

The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis as of December 31, 2025:

	Quoted Market	Significant
	Prices for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Common Stock Warrant liabilities	(Level 1)	(Level 2)	(Level 3)	Total
Balance as of December 31, 2024	$—	$—	$269,175	$269,175
Granted	—	—	—	—
Exercised	—	—	—	—
Gain on change in fair value of warrant liabilities	—	—	(127,297)	(127,297)
Balance as of December 31, 2025	$—	$—	$141,878	$141,878

There were no transfers of financial assets or liabilities between category levels for the six months ended June 30, 2026 or the year ended December 31, 2025.

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

The following are the weighted average and the range of assumptions used in estimating the fair value of warrant liabilities (weighted average calculated based on the number of outstanding warrants on each issuance) as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
	Range	Range
Risk-free interest rate	4.15%	3.79%
Expected volatility (peer group)	130.00%	133.50%
Term of warrants (years)	3.19	4.19
Expected dividend yield	0.00%	0.00%

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

On June 4, 2025 the Company paid down $132,000 in principal at the request of Alpha, and on January 28, 2026 the remaining balance of $132,000 was paid. As of June 30, 2026, the remaining balance was zero, with a gain on the change in fair value of $10,236 recorded in the six months ended June 30, 2026. As of December 31, 2025 the Company reassessed the fair value of the 2025 Convertible Note at $142,236, with a gain on the change in fair value of $37,707 recorded in the year ended December 31, 2025.

NOTE 10 — PROMISSORY NOTES

During the year ended December 31, 2025, the Company issued short term notes payable totaling $4.4 million for total net proceeds of $3.4 million. Over the course of the year the Company repaid all notes for a total of $4.4 million, with the additional $1.0 million paid as a premium to some of the lenders and was recorded under interest expenses.

There were no outstanding promissory notes outstanding as of June 30, 2026 or December 31, 2025.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss used for basic earnings per share	$(4,187,605)	$(1,687,003)	$(10,266,621)	(4,331,174)
Basic weighted-average common shares outstanding	20,286,192	1,683,881	14,030,150	1,570,925
Dilutive potential shares issuable from preferred stock, convertible debt, stock options and warrants	—	—	—	—
Diluted weighted-average common shares outstanding	20,286,192	1,683,881	14,030,150	1,570,925

These potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2026 and 2025 because their effect would be anti-dilutive:

	As of June 30,
	2026	2025
Shares of common stock subject to outstanding options	—	1,570
Shares of common stock subject to outstanding warrants (excluding pre-funded warrants)	528,371	88,187
Shares of common stock subject to outstanding preferred stock	2,976,848	819,643
Shares of common stock subject to outstanding convertible debt	—	34,737
Total common stock equivalents	3,505,219	944,137

NOTE 12 — COMMITMENTS AND CONTINGENCIES

On July 19, 2026, a special committee of the Board of Directors approved an initial advance of $250,000 to Faraday Future Intelligent Electric Inc. (“FFAI”), subject to execution of definitive documentation and satisfaction of specified conditions, which the Company funded on July 20, 2026. A second advance of $250,000 was funded on July 30, 2026 under the same approval. The advances bear interest at 10% per annum, with a default rate of 15% per annum, are unsecured, and rank pari passu with FFAI’s other unsecured indebtedness. Proceeds are restricted to funding a payment in connection with a sponsorship arrangement involving an affiliate of FFAI.

As of the date of these financial statements, $500,000 was outstanding and no definitive agreement has been executed because the Company and FFAI are negotiating an uncommitted, non-revolving delayed draw credit facility providing for advances of up to $2,000,000 in the aggregate, with each advance subject to separate approval by the special committee. The amounts already advanced would be subsumed within this credit facility. There can be no assurance that a definitive agreement will be executed or that its final terms will be consistent with those described above.

On July 29, 2026, the Company entered into a consulting agreement with Aibot US Operation Inc. (“Aibot”), effective July 16, 2026, pursuant to which Aibot will provide finance, capital markets, and human resources/legal coordination support services. The agreement has a one-year term ending July 15, 2027 and requires monthly consulting payments of $50,000, plus reimbursement of certain approved out-of-pocket expenses. The aggregate contractual commitment under the agreement is approximately $600,000 over the initial term, excluding reimbursable expenses.

NOTE 13 — RESEARCH AND LICENSE AGREEMENTS

UCL Business Limited

In January 2022, the Company entered into a License Agreement with UCL Business Limited (“UCLB”) to obtain an exclusive worldwide in-license of a genomic quadruplex (G4)-selective transcription inhibitor drug development program which had been developed at University College London, including lead and back-up compounds, preclinical data and a patent estate. (UCLB is the commercialization company for University College London.) The program’s lead compound is now being developed at the Company under the name QN-302 as a candidate for treatment for pancreatic ductal adenocarcinoma, which represents the vast majority of pancreatic cancers. The License Agreement required a $150,000 upfront payment, reimbursement of past patent prosecution expenses (approximately $160,000), and (if and when applicable) tiered royalty payments in the low to mid-single digits, clinical/regulatory/sales milestone payments and a percentage of any non-royalty sublicensing consideration paid to the Company.

On May 21, 2026, the Board of Directors approved the discontinuation and structured wind-down of the Company’s legacy biotechnology business segment following management’s evaluation of strategic alternatives for the segment, including a potential sale of the business. In connection with the wind-down of its legacy biotechnology business, the Company entered into a Deed of Termination and concurrent Assignment Agreement with UCLB, each effective July 9, 2026, pursuant to which: (i) the license agreement dated January 13, 2022, as amended, relating to G-Quadruplex binding molecules and the QN-302 program, was terminated in its entirety; and (ii) the Company assigned to UCLB all related intellectual property rights, including pre-clinical and clinical data, regulatory submissions, and the Investigational New Drug Application filed with the FDA, for a nominal consideration of £1.

There were no license costs recorded related to this agreement during the six months ended June 30, 2026 and 2025.

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

On May 21, 2026, the Board of Directors approved the discontinuation and structured wind-down of the Company’s legacy biotechnology business segment following management’s evaluation of strategic alternatives for the segment, including a potential sale of the business. The QN-302 Phase 1 study is included within the scope of this discontinued legacy biotechnology business wind-down, and no further developments related to this clinical program have occurred as of June 30, 2026.

Marizyme

On April 11, 2024, the Company entered into a Co-Development Agreement with Marizyme, Inc. (the “Co-Development Agreement”), which has subsequently been amended. Under the terms of the Co-Development Agreement, the Company committed to provide funding payments to Marizyme and pay a one-time exclusivity fee of $200,000. The $200,000 exclusivity fee and an initial $500,000 funding payment were remitted to Marizyme on April 12, 2024, and both amounts were recorded within research and development expenses on the unaudited condensed consolidated statements of operations and other comprehensive loss in the respective periods of payment. The exclusivity fee granted the Company an exclusive negotiating window through May 31, 2024 to negotiate a comprehensive strategic partnership covering Marizyme’s DuraGraft product line. The funding payments proceeds were intended to financially support the commercial rollout of Marizyme’s DuraGraft™ vascular conduit system, a device indicated for adult patients receiving coronary artery bypass graft surgery, used for flushing and preserving saphenous vein grafts for such procedures. In exchange for the funding contributions, the Company is entitled to quarterly revenue-based payments analogous to royalties equal to 33% of DuraGraft Net Sales (Net Sales defined consistently with gross profit derived from net product sales). The aggregate maximum amount of these royalty-like payments is capped at twice the total funding advanced by the Company. No royalty-like obligations accrue to Marizyme, and no payments to the Company are required, until two thresholds are satisfied: DuraGraft achieves commercial launch in the United States, and cumulative U.S. Net Sales of DuraGraft reach $500,000.

As of the June 30, 2026 and 2025, neither of the above triggering conditions had been satisfied, and no royalty-related payments were payable or receivable by the Company. Separately, in May 2026, the Company completed the sale and full assignment of all its outstanding loan and creditor interests in Marizyme pursuant to a Note Purchase Agreement dated May 12, 2026; this divestiture of debt claims does not alter the Company’s contractual rights under the Co-Development Agreement, including its right to future royalty-style payments once the contractual sales and launch milestones are met.

NOTE 14 — STOCKHOLDERS’ EQUITY

As of June 30, 2026 and 2025, the Company had two classes of authorized capital stock: common stock and preferred stock.

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

At June 30, 2026 the Company has reserved 4,203,443 shares of authorized but unissued common stock for possible future issuance as follows:

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

Further, in connection with the closing of the Subscription Agreement, 1,087,266 warrants were issued to the placement agent, (the “Placement Agent Warrants”). The Placement Agent Warrants were immediately exercisable and have an initial exercise price of $2.47 per share. At June 30, 2026, 1,087,266 Placement Agent Warrants remain outstanding.

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

No upfront fees were paid to the Investor at the execution of the arrangement. As of June 30, 2026, no registration statement had been filed and thus the Commencement Date permitting the sale of shares under the Common Stock Purchase Agreement had not yet occurred.

The Company evaluated the Common Stock Purchase Agreement under ASC 815-40 Derivatives and Hedging-Contracts on an Entity’s Own Equity as it represents the right to require the Investor to purchase shares of Common Stock in the future, similar to a put option. The Company concluded the Common Stock Purchase Agreement represents a freestanding derivative instrument that does not qualify for equity classification and therefore requires fair value accounting. The Company analyzed the terms of the contract and concluded the derivative instrument had no value at inception, as of June 30, 2026, or as of December 31, 2025.

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

On November 20, 2024 in a private placement transaction, the Company sold and issued to certain institutional and accredited investors 5,102 shares of the newly designated Series A-2 Convertible Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock” and together with the Series A-3 Preferred Stock, the “Series A Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $5.1 million. The Company also entered into an Exchange Agreement with Yi Hua Chen on November 18, 2024, pursuant to which it issued 1,154 shares of Series A-2 Preferred Stock in full settlement of the outstanding balance of the 2024 Chen Debenture of approximately $1.15 million. During the year ended December 31, 2025, 5,656 shares of Series A-2 Convertible Preferred stock and 4,500 shares of Series A-3 Convertible Preferred Stock were converted into 3,926,263 shares of common stock at a Conversion Price ranging from $3.64 to $2.246. During the six months ended June 30, 2026, 33,858 shares of Series B Convertible Preferred Stock were converted into 15,074,610 shares of common stock at a Conversion Price of $2.246. At June 30, 2026, the Company’s outstanding preferred stock consists of the following:

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

The Conversion Prices of the Series A Preferred Stock are also subject to down-round adjustments if the Company at any time while the Series A Preferred Stock is outstanding issues common stock or common stock equivalents at a lower effective price per share than the then-effective Conversion Price, in all cases subject to a floor price of $1.82 and $1.40 for the Series A-2 Preferred Stock and the Series A-3 Preferred Stock, respectively. Conversion of the Series A Preferred Stock will be prohibited if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 4.99% (or 9.99% at the option of the holder) of the total number of shares of the Company’s common stock issued and outstanding.

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

In October 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. As of June 30, 2026, no awards were granted or outstanding under the 2025 Plan.

Equity Classified Compensatory Warrants

As part of the May 2020 reverse recapitalization transaction, the Company issued equity classified compensatory common stock warrants to an advisor and its designees. In addition, various service providers hold equity classified compensatory common stock warrants issued in 2017 and earlier (originally exercisable to purchase Series C convertible preferred stock, and now instead exercisable to purchase common stock). These are to be differentiated from the Series C Warrants described in Note 8 - Warrant Liabilities. As of June 30, 2026, warrants to purchase 107 shares of the Company’s common stock remain outstanding.

No new compensatory warrants were issued during the six months ended June 30, 2026 or 2025.

The following table summarizes the equity classified compensatory warrant activity for the six months ended June 30, 2026:

	Common Stock
	Shares	Weighted–Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2025	160	$1,270.25	$1,270.25-$1,270.25	0.81
Exercised	—	—	—	—
Expired	(53)
Forfeited	—	—	—	—
Total outstanding – June 30, 2026	107	$1,270.25	$1,270.25-$1,270.25	0.65
Exercisable	107	$1,270.25	$1,270.25-$1,270.25	0.65
Non-Exercisable	—	—	—	—

The following table summarizes the equity classified compensatory warrant activity for the six months ended June 30, 2025:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	509	$1,270.25	$1,270.25-$1,270.25	0.69
Exercised
Expired	(345)	$1,270.25	$1,270.25-$1,270.25
Forfeited
Total outstanding – June 30, 2025	164	$1,270.25	$1,270.25-$1,270.25	1.28
Exercisable	164	$1,270.25	$1,270.25-$1,270.25	1.28
Non-Exercisable

There were no compensation costs related to outstanding warrants for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and 2025, there was no unrecognized compensation cost related to nonvested warrants.

Noncompensatory Equity Classified Warrants

On December 22, 2022, in conjunction with the issuance of a debenture to Alpha (see Note 9 – Convertible Debt), the Company issued to Alpha a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of this warrant was initially $82.50, and may be exercised in whole or in part, on or after June 22, 2023 and at any time before June 22, 2028. On December 5, 2023, the Company entered into an Amendment No. 1 with regard to the related Securities Purchase Agreement, with Alpha. This Amendment reduced the Exercise Price of the December 22, 2022 warrant from $82.50 per share to $36.50 per share. The Amendment also revised certain provisions of the warrant which resulted in reclassification of the warrant from liabilities to equity during the year ended December 31, 2023. During the year ended December 31, 2024 this warrant was partially exercised for 31,998 shares, and as of June 30 2026 warrants to purchase 18,002 shares of the Company’s common stock remain outstanding.

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

On September 6, 2024, upon the closing of a public offering, the Company issued pre-funded warrants to purchase 239,456 common shares at a price of $6.45 per share with an exercise price of $0.05 per share (the “pre-funded warrants”). The pre-funded warrants are exercisable upon issuance and will remain exercisable until all the pre-funded warrants are exercised in full. Pre-funded warrants for 188,257 common shares were exercised during the year ended December 31, 2024. At June 30, 2026 pre-funded warrants for 51,199 common shares remained outstanding.

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

As discussed above, on September 29, 2025, 1,087,266 Placement Agent Warrants were issued. The Placement Agent Warrants were immediately exercisable and have an initial exercise price of $2.47 per share. At June 30, 2026, 1,087,266 Placement Agent Warrants remain outstanding.

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2026:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2025	1,159,270	$2.72	$2.47 — $6.50	4.64
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – June 30, 2026	1,159,270	$2.72	$2.47 — $6.50	4.14
Exercisable	1,159,270	$2.72	$2.47 — $6.50	4.14
Non-Exercisable	—	—	—	—

The following table summarizes the noncompensatory equity classified warrant activity for the six months ended June 30, 2025:

	Common Stock
	Shares	Weighted– Average Exercise Price	Range of Exercise Price	Weighted– Average Remaining Life (Years)
Total outstanding – December 31, 2024	72,004	$6.50	$6.50 — $6.50	3.99
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Total outstanding – June 30, 2025	72,004	$6.50	$6.50 — $6.50	3.49
Exercisable	72,004	$6.50	$6.50 — $6.50	3.49
Non-Exercisable	—	—	—	—

NOTE 15 — PARENT COMPANY EQUITY HELD AT COST

In January 2026, the Company established an entrusted investment arrangement with GKA, acting as fiduciary, to indirectly acquire equity securities of FFAI, the Company’s majority stockholder. The transaction was completed through staged agreement executions and fund contributions, with final closing occurring on April 15, 2026.

On January 30, 2026, the Company entered into the initial entrusted investment agreement with GKA and remitted $10.0 million in initial prepaid investment funds, which were designated for subscription to FFAI equity securities. On April 10, 2026, the parties executed an amendment to the entrusted investment agreement, pursuant to which the Company advanced an additional $2.0 million in short-term bridge funding to FFAI through GKA, with interest accruing from the advance date through closing. At the April 15, 2026, closing, the $10.0 million initial prepaid principal, the $2.0 million additional bridge principal, and $2,192 of accrued bridge loan interest were collectively applied toward the $12,002,192 aggregate subscription amount under the amended and restated securities purchase agreement, in exchange for 1,926,337 shares of FFAI Class A common stock and 11,502 shares of FFAI Series C Convertible Preferred Stock. FFAI also issued GKA a four-year stock purchase warrant (“FFAI warrant”), which entitles the registered holder to acquire up to 1,000,000 shares of Class A common stock at an exercise price of $1.50 per share. The FFAI warrant becomes exercisable only after FFAI completes delivery of its 500th FX Super One vehicle, and is subject to the stated ownership and Nasdaq issuance limitations. Management evaluated the FFAI warrant and concluded that it does not represent a separately recognizable unit of account and that no portion of the aggregate subscription price is required to be allocated to the FFAI warrant, based on the FFAI warrant is held by GKA as fiduciary on behalf of AIxC as part of the entrusted investment and is an integral component of the parent-directed transaction accounted for as contra-equity.

As of June 30, 2026, the total carrying value of the Company’s indirect investment in FFAI’s common and preferred shares was $12,002,192. At closing, the Company recorded the full aggregate subscription amount into parent company equity held at cost, a contra-equity account measured at historical cost and no separate accounting entry is recorded for the FFAI warrant. This accounting treatment applies uniformly to both the FFAI Class A common stock and Series C Convertible Preferred Stock, with no subsequent fair value remeasurement recognized in the condensed consolidated financial statements as of June 30, 2026.

NOTE 16 — RELATED PARTY TRANSACTIONS

Lead Investor Agreement

In connection with the Subscription Agreement, the Company and Faraday Future Intelligent Electric Inc. entered into a Lead Investor Agreement. Pursuant to this agreement, Faraday committed to invest a minimum of $30 million in a Private Placement. The material terms of the Lead Investor Agreement include:

●	Treasury Reserve & Crypto Custody: The Company will adopt a Treasury Reserve Policy establishing cryptocurrencies as its primary ongoing treasury reserve asset.
●	Executive Appointments: Concurrent with the closing, Faraday appointed Jiawei Wang as CoChief Executive Officer and Koti Meka as Chief Financial Officer. The Faraday-appointed Co-CEO is solely responsible for all non-legacy business operations and has been granted sole access to all crypto-related accounts of the Company, subject to delegation. On June 20, 2026, Koti Meka resigned as Chief Financial Officer, and effective June 21, 2026, Jie (Jay) Sheng was appointed as President and Chief Financial Officer. Jerry Wang continues to serve as Chief Executive Officer of the Company.
●	Board Restructuring: The Board size was initially reduced to five members, with Faraday appointing two initial directors to fill vacancies. Following stockholder approval, the Board will expand to seven members, granting Faraday the right to appoint up to two additional directors. Faraday retains the right to proportional board representation so long as it maintains at least 5% beneficial ownership of the Company’s Common Stock.
●	Transitional Governance Controls: Prior to receiving stockholder approval, the Faraday-appointed Co-CEO will manage all new business affairs and holds the exclusive authority to approve and execute new agreements on behalf of the Company. Legacy business affairs continue to be managed by the current CEO.

Actual proceeds from the Lead Investor Agreement from Faraday as well as several members of Faraday’s executive management team amounted to $34.2 million.

As part of the Lead Investor Agreement, YT Jia, the Global Chief Executive Officer of Faraday, contributed $4,000,000.

As part of the Lead Investor Agreement, Jerry Wang, the Global Executive Chairman of Faraday and Chief Executive Officer of AIXC, contributed $200,000.

There were no material changes to the Lead Investor Agreement during the three months ended June 30, 2026.

Transition Services Agreement

On September 30, 2025 the Company entered into a Transition Services Agreement with Faraday to provide support and management services. During the six months ended June 30, 2026, the Company was charged approximately $0.6 million in service fees under the Transition Services Agreement. The Company had a prepaid expense balance of $370,055 as of June 30, 2026.

The balance of charges dues under this agreement was $1.0 million as of December 31, 2025 and was classified under Related Party Payable on the consolidated balance sheet

Master Services Agreement

On June 3, 2026, the Company entered into a Master Services Agreement (“MSA”) with FFAI, a related party, pursuant to which the Company may provide consulting, advisory, operational, capital markets, technical, legal, and other support services to FFAI under separately executed statements of work. The MSA has an initial term of one year and automatically renews for successive one-year periods unless terminated in accordance with its terms. Compensation for services provided under the MSA is to be determined pursuant to individual statements of work and generally consists of reimbursement of direct personnel costs, allocated overhead, an 18% service fee, and certain direct expenses. No revenue was recognized under the MSA during the three and six months ended June 30, 2026.

Related Party Accrued Expenses

On October 2, 2025, the Company entered into an advisory agreement with Yueting (YT) Jia, a related party and significant stockholder, pursuant to which Mr. Jia serves as Chief Advisor. The agreement provides an annual advisory fee of $500,000, a target annual performance fee of $500,000, a one-time engagement fee of $300,000, and potential annual equity awards, subject to board approval and vesting conditions. The agreement has an initial term of three years. During the three and six months ended June 30, 2026, the Company recognized advisory service expenses under this agreement of $200,001and $400,002, respectively, and had related-party payables of $116,667 as of June 30, 2026.

On January 28, 2026, the Company entered into a consulting services agreement with FF Global Partners LLC effective as of November 1, 2025, a related party, under which FF Global provides strategic planning, capital markets advisory, blockchain and technology consulting, and operational support services. The agreement expires on December 31, 2026 and provides for a monthly consulting fee of $100,000, performance-based bonuses at the discretion of the Company’s management and Board of Directors, and reimbursement of certain approved business expenses. During the three and six months ended June 30, 2026, the Company recorded related-party consulting expenses of $300,000 and $600,000, respectively. As of June 30, 2026, $100,000 was outstanding and was classified under related party payable.

Parent Equity Held at Cost

During the six months ended June 30, 2026, the Company invested an aggregate of approximately $12.0 million in FFAI through GKA. Upon closing on April 15, 2026, the aggregate subscription amount, including accrued interest, was converted into FFAI Class A common stock and Series C Convertible Preferred Stock. The Company recorded the full aggregate subscription amount of $12.0 million as parent company equity held at cost, which remained the carrying value of the investment as of June 30, 2026. See Note 15 for further details regarding the investment transaction and related accounting treatment.

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

During the three months ended June 30, 2026, there were no exercises of this warrant. This warrant is included in equity on the Company’s unaudited consolidated balance sheets (see Note 14 – Stockholders’ Equity).

As of June 30, 2026,  the exercise price of the 2022 Alpha Warrant was $6.50 per share, while the exercise price of the 2024 Alpha Warrant was $5.82 per share.

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

The CODM consists of the Company’s Chief Executive Officer and its Chief Financial Officer. The CODM reviews consolidated financial information and does not receive discrete financial information for separate business components. Prior to the Offering (see Note 1 – Organization and Summary of Significant Accounting Policies and Estimates), the CODM consisted of the sole Chief Executive Officer.

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

On May 21, 2026, the Board of Directors approved the permanent discontinuation of the Company’s legacy biotechnology business. Prior to finalizing the wind-down plan, management comprehensively evaluated all reasonable strategic alternatives for the biotechnology operations, including a potential outright sale of the related business and intellectual property assets, and determined a staged internal wind-down is in the best long-term interests of the Company and its stockholders. Under ASC 205-20, the legacy biotechnology component fails to satisfy all six mandatory held-for-sale classification criteria as of June 30, 2026, and therefore does not qualify for separate discontinued operations presentation on the consolidated statements of operations. All costs, operating results, assets and liabilities associated with the ongoing wind-down of legacy biotechnology activities remain classified within continuing operations of the Company’s single reportable segment.

The CODM evaluates performance and allocates resources based on consolidated net income (loss). The CODM reviews the Company’s significant segment expenses, which are its consolidated operating expenses, including research and development, general and administrative, and interest and other expenses, broken out as follows:

	For the Six Months Ended June 30,
	2026	2025
EXPENSES
General and administrative	$6,416,390	$3,889,464
Sales and Marketing	723,937	—
Research and development	10,145	50,982
Credit loss expense - short-term note receivable	142,574	468,000
Total expenses	7,293,046	4,408,446
Total other expense (income), net(1)	2,973,575	(76,858)
NET LOSS	$10,266,621	$4,331,588

(1)	Includes total non-operating expenses and provision for income taxes.

The CODM evaluates the Company’s financial position based on the consolidated balance sheet and does not review segment-level asset information. Accordingly, no separate segment asset disclosures are presented.

NOTE 18 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued. The Company is not aware of any other events requiring recognition or disclosure in these financial statements.

In connection with the wind-down of its legacy biotechnology business, the Company entered into a Deed of Termination and concurrent Assignment Agreement with UCL Business Limited (“UCLB”), each effective July 9, 2026, pursuant to which: (i) the license agreement dated January 13, 2022, as amended, relating to G-Quadruplex binding molecules and the QN-302 program, was terminated in its entirety; and (ii) the Company assigned to UCLB all related intellectual property rights, including pre-clinical and clinical data, regulatory submissions, and the Investigational New Drug Application filed with the FDA, for a nominal consideration of £1.

On July 19, 2026, a special committee of the Board of Directors approved an initial advance of $250,000 to Faraday Future Intelligent Electric Inc. (“FFAI”), subject to execution of definitive documentation and satisfaction of specified conditions, which the Company funded on July 20, 2026. A second advance of $250,000 was funded on July 30, 2026 under the same approval. The advances bear interest at 10% per annum, with a default rate of 15% per annum, are unsecured, and rank pari passu with FFAI’s other unsecured indebtedness. Proceeds are restricted to funding a payment in connection with a sponsorship arrangement involving an affiliate of FFAI.

As of the date of these financial statements, $500,000 was outstanding and no definitive agreement has been executed because the Company and FFAI are negotiating an uncommitted, non-revolving delayed draw credit facility providing for advances of up to $2,000,000 in the aggregate, with each advance subject to separate approval by the special committee. The amounts already advanced would be subsumed within this credit facility. There can be no assurance that a definitive agreement will be executed or that its final terms will be consistent with those described above.

On July 29, 2026, the Company entered into a consulting agreement with Aibot US Operation Inc. (“Aibot”), effective July 16, 2026, pursuant to which Aibot will provide business operations support services, including finance, capital markets, and human resources/legal coordination functions. The agreement has an initial one-year term ending July 15, 2027. In consideration of the services provided, the Company will pay Aibot a monthly consulting fee of $50,000.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our digital-asset treasury strategy, including exposure to cryptocurrency price volatility and related market risks
●	the regulatory landscape applicable to digital assets, blockchain technologies, payments, and settlement arrangements
●	our ability to operate and scale
●	RoboShare and related platform-based products and services
●	the development, commercialization, and market acceptance of our current and future products and services
●	our reliance on third-party merchants, service providers, and strategic relationships, including key commercial counterparties
●	expansion into new markets, jurisdictions, and operating modalities, including autonomous or unmanned systems, and receipt of necessary regulatory approvals
●	competitive conditions, customer demand, and pricing trends affecting our products and services
●	our ability to design, launch, and enhance products and services that meet customer needs on a timely basis
●	the performance of counterparties and our exposure to contractual and commercial risks
●	the stability, security, and performance of our technology systems, infrastructure, and networks, including cybersecurity risks
●	our ability to attract, retain, and incentivize qualified personnel and manage growth effectively
●	our ability to obtain additional financing or capital when needed and on acceptable terms
●	litigation exposure and the potential impact of legal or regulatory proceedings
●	protection and enforcement of our intellectual property and defense against third-party claims
●	the ability to maintain the listing of our Common Stock on Nasdaq
●	our dependence on our relationship with Faraday Future Intelligent Electric Inc., our controlling stockholder, including transactions with it and its affiliates and the related concentration and conflict-of-interest risks
●	our dependence on Gold King Arthur Holding Limited’s performance of its obligations under the Entrusted Investment Agreement, under which our investment in Faraday Future securities is held indirectly on our behalf
●	material weaknesses in our internal control over financial reporting and our ability to remediate them recent transitions in our executive officers and the composition of our board of directors and audit committee, and our ability to effect an orderly transition

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent in some future periods with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in other future periods. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of this Quarterly Report, and we disclaim any intent or obligation to update these forward-looking statements beyond the date of this Quarterly Report, except as required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview

We are a technology company focused on the commercialization of embodied artificial intelligence (“EAI”), also referred to as physical AI - robots and AI-enabled systems that perceive and act in the physical world, together with software infrastructure for the tokenization of real-world assets (“RWA”). Our objective is to provide compliance-oriented software across the infrastructure, protocol and application layers of our platform.

In September 2025, the Company completed an approximately $41 million PIPE financing and subsequently rebranded from Qualigen Therapeutics to AIxCrypto Holdings, Inc. (Nasdaq: AIXC). Following a strategic review, in February 2026 the Company realigned its operations to focus on RWA tokenization, EAI infrastructure and AI Agent products. Subsequent to quarter end, in July 2026, the Company designated RoboShare, an on-demand robot sharing and matchmaking platform, as its top operating priority for the second half of 2026 and began executing a Los Angeles go-to-market plan. RoboShare is expected to be the principal near-term commercialization channel for the Company’s physical AI capabilities. The Company’s RWA tokenization initiative and its other physical AI programs continue in development, with resources sequenced behind RoboShare.

On May 21, 2026, our Board of Directors approved the structured wind-down of our legacy biotechnology business. The wind-down continued during the quarter and subsequent period, and limited residual costs may continue to be incurred. As of June 30, 2026, the biotech component does not satisfy all held-for-sale criteria under ASC 205-20, and all associated operating costs remain classified within continuing operations of our single reportable segment.

Core Operating Focus

EAI and RoboShare

The Company’s robotics activities are focused on RoboShare, its commercialization platform through which EAI capabilities are deployed. RoboShare is being developed as an on-demand robot sharing and matchmaking platform intended to connect robot owners with enterprises, educational institutions and other users seeking access to robotic equipment and related services. On June 22, 2026, at Automate 2026, the Company launched RoboShare alongside its Robot Second Life Cycle framework. RoboShare is designed to support on-site robotic service packages, providing customers access to robotic capability without upfront equipment purchases. The broader market for offerings of this type is commonly described as robots-as-a-service; the Company’s initial arrangements are expected to be short-term and individual service engagements rather than recurring subscription contracts. Subsequent to quarter end, the Company elevated RoboShare to its top operating priority for the second half of 2026. The Company’s physical AI technology stack is being designed to allow robotic assets to be discovered, coordinated, monitored and transacted for across their operating life. Faraday Future Intelligent Electric Inc. (“FFAI”), the Company’s majority stockholder, is expected to serve as an initial ecosystem partner; however, no definitive agreement had been executed as of June 30, 2026.

The revenue opportunity the Company has identified from commercialize its physical AI activities is expected to be realized principally through RoboShare. These arrangements are transactional in nature, and the Company has not established recurring or contracted revenue from them. The Company’s prioritization of RoboShare reflects a change in the commercialization channel and sequencing of its physical AI initiatives, and was not a determination to reduce the scope of those initiatives. The periods in which revenue from these activities may be realized, and the amount of any such revenue, remain subject to significant uncertainty.

Real-World Asset Tokenization

The Company is evaluating and developing software infrastructure to support the digitization and on-chain administration of traditional financial and real-world assets A portion of the Company’s equity investment in FFAI is intended to serve as an asset for the Company’s tokenization initiatives. This initiative remains under technical and regulatory evaluation and has not been executed. The Company expects that any near-term revenue from structuring fees, platform licensing or asset administration services would not be material, and has sequenced resources for this initiative behind RoboShare.

Recent Developments

Marizyme

On May 12, 2026, the Company entered into a Note Purchase Agreement to assign all outstanding Marizyme loan and creditor claims. On May 14, 2026, the Marizyme notes, with a gross balance of approximately $5.2 million including accrued interest and a net carrying value of $475,844 after credit-loss allowances, were extinguished for $100,000 in cash. The Company recorded a $375,844 loss on settlement for the three and six months ended June 30, 2026. The note receivable and related allowance were removed from the balance sheet, eliminating the Company’s remaining Marizyme note exposure. The assignment did not modify the Company’s contingent royalty rights under the 2024 Co-Development Agreement, and no royalty receivable was recorded as of June 30, 2026.

Faraday Investment

Pursuant to amended investment documents executed on April 10 and April 14, 2026, the aggregate investment consideration for the Company’s Faraday Future securities position was increased to $12,002,192, and the transaction closed on April 15, 2026. At closing, GKA received 1,926,337 shares of FFAI Class A common stock, 11,502 shares of FFAI Series C Convertible Preferred Stock and a four-year warrant to purchase up to 1,000,000 shares of FFAI Class A common stock on the Company’s behalf. The securities held indirectly through GKA were classified as parent company equity held at cost at cost within stockholders’ equity as of June 30, 2026. The position is intended to serve as a proof-of-concept asset for the Company’s RWA tokenization strategy; partial tokenization remains subject to technical and regulatory evaluation and had not been executed as of June 30, 2026.

Critical Accounting Policies and Estimates

This discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements. While the Company’s significant accounting policies and estimates are further outlined in Note 1 - Business and Summary of Significant Accounting Policies and Estimates of the unaudited condensed consolidated financial statements, management considers the accounting for digital assets at fair value, the valuation of warrant liabilities, and the going concern assessment to be critical accounting estimates. These areas involve significant judgments and assumptions about inherently uncertain matters, and changes in these estimates could materially impact the Company’s condensed consolidated financial position and results of operations.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
EXPENSES
General and administrative	$2,868,537	$1,394,932
Sales and Marketing	85,715	—
Research and development	5,073	17,815
Credit loss expense - short-term note receivable	-	271,000
Total expenses	2,959,325	1,683,747

LOSS FROM OPERATIONS	(2,959,325)	(1,683,747)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(4,965)	(15,974)
Gain on change in fair value of convertible debt	—	(37,874)
Loss on settlement of short-term note receivable	375,844	—
Interest expense	—	106,052
Interest income	(126,963)	(142,477)
Loss on issuance of convertible debt	—	91,943
Net loss on digital assets	984,364	—
Total other expense (income), net	1,228,280	1,670

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,187,605)	(1,685,417)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(4,187,605)	(1,685,417)

Total net loss per common share, basic and diluted	$(0.21)	$(1.00)
Weighted-average number of shares outstanding, basic and diluted	20,286,192	1,683,881

Expenses

General and Administrative Expenses

General and administrative expenses increased from $1.4 million for the three months ended June 30, 2025 to $2.9 million for the three months ended June 30, 2026. This was primarily due to a $529,000 increase in gross wages resulting from increased headcount, a $395,000 increase in director resignation fees, a $393,000 increase in consulting fees, and a $134,000 increase in legal fees. The increase in general and administrative expenses was primarily a result of the deployment of the Company’s change in strategy following the Faraday investment.

Sales and Marketing Costs

Sales and Marketing expenses increased from zero for the three months ended June 30, 2025, to approximately $86,000 for the three months ended June 30, 2026. This increase was primarily driven by brand-building and commercialization expenditures in support of the Company’s RWA and EAI initiatives, including resource reallocation toward RoboShare operations, as no sales or marketing activities were conducted during the three months ended June 30, 2025.

Research and Development Costs

Research and development expenses decreased from approximately $18,000 for the three months ended June 30, 2025, to approximately $5,000 for the three months ended June 30, 2026. This decrease was primarily driven by the Board-approved wind-down of legacy biotechnology research and development activities during fiscal 2026, which left only minimal residual expenses recorded for the three months ended June 30, 2026.

Credit Loss Expense – Short-Term Note Receivable

Credit loss expense – short-term note receivable decreased from $271,000 for the three months ended June 30, 2025, to zero for the three months ended June 30, 2026. This decrease was attributable to the settlement of all outstanding Marizyme notes effective May 14, 2026. The Company measures its allowance for credit losses related to Marizyme’s promissory notes under the CECL model based on the expected collectability of outstanding debt balances. Following the full settlement of the Marizyme notes in May 2026, the Company held no remaining exposure to this debt asset during the current quarter, resulting in no credit loss expense recognized for the three months ended June 30, 2026.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the three months ended June 30, 2026 the Company experienced a $5.0 thousand gain in other income due to the change in fair value of the warrant liabilities described above. The estimated fair value of warrant liabilities decreased to approximately $67,000 as of June 30, 2026 from approximately $72,000 as of March 31, 2026 primarily due to changes in our stock price and expiration of warrants during the prior period.

Gain on Change in Fair Value of Convertible Debt

The Company recorded no gain or loss on change in fair value of convertible debt for the three months ended June 30, 2026. All outstanding convertible debt instruments were fully settled and extinguished in the prior fiscal quarter.

Loss on settlement of short-term note receivable

The Company recorded a $375,844 loss on settlement of short-term note receivable in the three months ended June 30, 2026. In May 2026, all Marizyme promissory notes were fully settled for $100,000 cash. After CECL credit allowances, the net carrying amount of the notes totaled $475,844. The loss represents the gap between the asset’s net carrying value and settlement proceeds. This was a one-time loss arising from the complete divestment of the Marizyme debt position.

Interest Expense

Interest expense decreased from $0.1 million for the three months ended June 30, 2025 to zero for the three months ended June 30, 2026. This change was driven by the full settlement of all convertible debt obligations in the prior quarter.

Interest Income

Interest income decreased from $142.5 thousand for the three months ended June 30, 2025 to $127.0 thousand for the three months ended June 30, 2026. The decrease was primarily attributable to the full settlement of the Marizyme Notes in May 2026.

Loss on issuance of convertible debt

Loss on issuance of convertible debt decreased from $0.1 million for the three months ended June 30, 2025 to zero for the three months ended June 30, 2026. The loss was attributable to the issuance of the 2025 Convertible Note during the three months ended June 30, 2025. No new convertible debt instruments were issued during the three months ended June 30, 2026, resulting in no loss on issuance of convertible debt for the current period.

Net Loss on Digital Assets

During the three months ended June 30, 2026 the Company experienced an approximately $1.0 million loss on digital assets, compared to no change for the three months ended June 30, 2025. The Company did not purchase or sell digital assets during the three months ended June 30, 2026; the change in the digital asset treasury during the quarter was attributable to fair value movements. The Company did not hold any digital assets in the three months ended June 30,2025.

Comparison of the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
EXPENSES
General and administrative	$6,416,390	$3,889,464
Sales and Marketing	723,937	—
Research and development	10,145	50,982
Credit loss expense - short-term note receivable	142,574	468,000
Total expenses	7,293,046	4,408,446

LOSS FROM OPERATIONS	(7,293,046)	(4,408,446)

OTHER EXPENSE (INCOME), NET
Gain on change in fair value of warrant liabilities	(74,625)	(55,199)
Gain on change in fair value of convertible debt	(10,236)	(37,874)
Loss on settlement of short-term note receivable	375,844	—
Impairment of intangible assets	182,619	—
Interest expense	—	179,667
Interest income	(429,973)	(255,430)
Loss on issuance of convertible debt	—	91,943
Net loss on digital assets	2,929,946	—
Total other expense (income), net	2,973,575	(76,893)

LOSS BEFORE PROVISION FOR INCOME TAXES	(10,266,621)	(4,331,553)

PROVISION FOR INCOME TAXES	—	35

NET LOSS	(10,266,621)	(4,331,588)

Total net loss per common share, basic and diluted	$(0.73)	$(2.76)
Weighted-average number of shares outstanding, basic and diluted	14,030,150	1,570,925

Expenses

General and Administrative Expenses

General and administrative expenses increased from $3.9 million for the six months ended June 30, 2025 to $6.4 million for the six months ended June 30, 2026. This was primarily due to a $1.2 million increase in gross wages, a $712,000 increase in seminar and marketing fees, and a $553,000 increase in master service fees. The increase in general and administrative expenses was primarily a result of the deployment of the Company’s change in strategy following the Faraday investment.

Sales and Marketing Costs

Sales and Marketing expenses increased from zero for the six months ended June 30, 2025, to approximately $724,000 for the six months ended June 30, 2026. In 2026 the Company began marketing campaigns related to increasing brand awareness for its real-world asset tokenization and embodied AI Infrastructure activities, including commercialization support for RoboShare, whereas no sales or marketing activities were conducted during the six months ended June 30, 2025.

Research and Development Costs

Research and development expenses decreased from approximately $51,000 for the six months ended June 30, 2025, to approximately $10,000 for the six months ended June 30, 2026. Legacy biotechnology research and development activities were already scaled back in 2025 due to insufficient funding. The Board-approved wind-down of such development work in fiscal 2026 contributed to minimal residual R&D expenses for the six months ended June 30, 2026.

Credit Loss Expense – Short-Term Note Receivable

Credit loss expense – short-term note receivable decreased from $468,000 for the six months ended June 30, 2025, to approximately $143,000 for the six months ended June 30, 2026. This decrease is attributable to the settlement of all outstanding Marizyme notes effective May 14, 2026. The Company measures its allowance for credit losses related to Marizyme’s promissory notes under the CECL model based on the expected collectability of outstanding debt balances. The Company recorded incremental credit loss expense in the early portion of the current six-month period prior to the May 14, 2026 settlement. Once the Marizyme notes were fully settled mid-period, no additional credit loss accruals were required for the remainder of the six months ended June 30, 2026, lowering total credit loss expense for the six months ended June 30, 2026.

Other Expense (Income), Net

Gain on Change in Fair Value of Warrant Liabilities

During the six months ended June 30, 2026 the Company experienced a $0.1 million gain in other income due to the change in fair value of the warrant liabilities described above. The estimated fair value of warrant liabilities decreased to approximately $67,000 as of June 30, 2026 from $142,000 as of December 31, 2025 primarily due to changes in our stock price and expiration of warrants during the prior period.

Gain on Change in Fair Value of Convertible Debt

During the six months ended June 30, 2026 the Company experienced an approximately $10,000 gain on change in fair value of convertible debt as a result of repayment of the outstanding debt, compared an approximately $38,000 gain for the six months ended June 30, 2025.

Loss on settlement of short-term note receivable

The Company recorded a $375,844 loss on settlement of short-term note receivable in the six months ended June 30, 2026. In May 2026, all Marizyme promissory notes were fully settled for $100,000 cash. After CECL credit allowances, the net carrying amount of the notes totaled $475,844. The loss represents the gap between the asset’s net carrying value and settlement proceeds. This is a one-time loss arising from the complete divestment of the Marizyme debt position.

Impairment of intangible assets

There was approximately $183,000 in impairment of intangible assets during the six months ended June 30, 2026 compared to no impairment recorded during the six months ended June 30, 2025. During 2026 the Company wrote off some software development costs that had been capitalized, which did not occur in 2025.

Interest Expense

Interest expense decreased from $0.2 million for the six months ended June 30, 2025 to zero for the six months ended June 30, 2026. This change was driven by the full settlement of all convertible debt obligations in the prior quarter.

Interest Income

There was $0.4 million in interest income during the six months ended June 30, 2026 compared to $0.3 million in interest income during the six months ended June 30, 2025. The increase was due to interest accrued on the Marizyme Notes, which increased significantly in the year ended December 31, 2025, as well as interest recorded on our money market accounts.

Loss on issuance of convertible debt

Loss on issuance of convertible debt decreased from $0.1 million for the six months ended June 30, 2025 to zero for the six months ended June 30, 2026. The loss was attributable to the issuance of the 2025 Convertible Note during the six months ended June 30, 2025. No new convertible debt instruments were issued during the six months ended June 30, 2026, resulting in no loss on issuance of convertible debt for the current period.

Net Loss on Digital Assets

During the six months ended June 30, 2026 the Company experienced an approximately $2.9 million loss on digital assets, compared to no change for the six months ended June 30, 2025. The Company did not hold any digital assets in the six months ended June 30, 2025.

Liquidity and Going Concern

The Company’s financial position remains weak. It has incurred recurring operating losses, with an accumulated deficit of $150.3 million as of June 30, 2026, and expects to continue incurring losses subsequent to the balance sheet date. Net cash used in operating activities was $7.9 million for the six months ended June 30, 2026 and $7.0 million for the year ended December 31, 2025.

As of June 30, 2026, the Company had approximately $0.6 million in cash and cash equivalents. In addition to cash and cash equivalents, the Company held exchange-traded digital assets with an aggregate carrying value of approximately $5.2 million. These exchange-traded digital assets may be monetized over time to support operations, but are subject to significant market price volatility and are not classified as cash equivalents.

Total current liabilities decreased to approximately $1.7 million as of June 30, 2026 from approximately $3.3 million as of December 31, 2025. The balance consists of approximately $1.3 million in accounts payable — primarily $700,000 owed to the University of Louisville Research Foundation, $140,000 to Faraday Futures, and $100,000 to FF Global Partners LLC, with the remainder relating to professional services and other vendors — plus approximately $0.2 million of related-party payables, approximately $129,000 of accrued expenses and other current liabilities, and approximately $67,000 in warrant liabilities. Total operating expenses declined to approximately $3.0 million for the three months ended June 30, 2026 from approximately $4.3 million in the first quarter of 2026, as management continues to execute cost normalization measures to preserve liquidity. The Company had no outstanding indebtness for borrowed money at June 30, 2026.

We expect to continue to have net losses and negative cash flow from operations, which will challenge our near-term liquidity. Our digital-asset treasury strategy and RoboShare operations are newly established, and there are no guarantees that either will generate revenue or provide sufficient liquidity. Notwithstanding the June 22, 2026 public launch of RoboShare, the Company has not yet generated operating revenue from the platform. Our nearest commercial milestone is the first RoboShare rental delivery, targeted for August 2026; the timing of delivery and associated revenue recognition remain subject to execution risk.

During the six months ended June 30, 2026, the Company fully repaid the remaining $132,000 principal balance of its convertible debt. There were no new financing activities during the three months ended June 30, 2026, and the Company issued no new common shares during the quarter.

Management’s plans to manage liquidity constraints include continued operating expense discipline, targeted monetization of digital asset holdings as needed, the planned commercialization of the Company’s physical AI activities through RoboShare, and prudent utilization of the equity purchase facility only upon satisfaction of all applicable conditions. However, the Company’s limited current cash balance, the absence of committed alternative financing, volatility in digital asset valuations, and the lack of recurring operating revenue collectively raise substantial doubt regarding our ability to continue as a going concern for the one-year period following the date that condensed consolidated financial statements were issued.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern, and therefore be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying financial statements.

Contractual Obligations and Commitments

We have no material contractual obligations that are not fully recorded on our unaudited condensed consolidated balance sheets or fully disclosed in the notes to the financial statements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	For the Six Months Ended
	June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(7,939,909)	$(2,687,507)
Investing activities	1,316,530	(1,518,500)
Financing activities	(12,132,000)	3,363,000
Net decrease in cash	$(18,755,379)	$(843,007)

Net Cash Used in Operating Activities

During the six months ended June 30, 2026, operating activities used approximately $7.9 million of cash, primarily resulting from a net loss of $10.3 million. Cash flows from operating activities were positively impacted by adjustments including $2.9 million net loss on digital assets, an approximately $112,000 decrease in prepaid expenses and other assets, $0.4 million loss on settlement of short-term note receivable, $0.3 million payments made using digital assets, $0.2 million impairment of intangible assets, a $0.1 million provision for credit losses on short-term notes receivable, and an approximately $27,000 increase in accounts payable. Cash flows from operating activities were negatively impacted by adjustments including a $1.4 million decrease in related party payables, accrued interest on short-term notes receivable of $0.3 million, an approximately $75,000 favorable change in the fair value of warrant liabilities, a gain on the change in fair value of convertible debt of approximately $10,000, and a negligible $7,000 decrease in accrued expenses and other liabilities.

During the six months ended June 30, 2025, operating activities used approximately $2.7 million of cash, primarily resulting from a net loss of $4.3 million. Cash flows from operating activities were positively impacted by adjustments including a $1.2 million decrease in prepaid expenses and other assets, a $0.5 million provision for credit losses of short-term notes receivable, a $0.2 million increase in accrued expenses and other current liabilities, $0.2 million amortization of penalty on promissory note, $0.1 million loss on issuance of convertible debt, $20,000 legal expenses related to convertible debt issuance, and immaterial stock-based compensation. Cash flows from operating activities were negatively impacted by adjustments including accrued interest on short-term notes receivable of $0.3 million, a $0.2 million decrease in accounts payable, and a $55,000 gain on change in fair value of warrant liabilities.

Net Cash Provided by/(Used in) Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities was approximately $1.3 million. The inflows were primarily driven by $2.1 million proceeds from sales of digital assets and $0.1 million cash received from settlement of short-term note receivable. These cash inflows were partially offset by $0.6 million spent on the purchase of intangible assets and $0.3 million used to purchase digital assets.

During the six months ended June 30, 2025, net cash used in investing activities totaled $1.5 million, arising entirely from the issuance of short-term note receivable.

Net Cash (Used in)/Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was approximately $12.1 million, which was primarily driven by $12.0 million parent company equity held at cost and $132,000 the repayment of convertible debt.

Net cash provided by financing activities for the six months ended June 30, 2025 was $3.4 million. The majority of inflows came from $3.3 million proceeds generated by issuance of promissory notes, supplemented by $0.2 million proceeds from convertible debt issuance. These cash inflows were partially offset by $0.1 million cash outflows for convertible debt repayment.

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

With the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of that date.

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

Changes in Internal Control Over Financial Reporting

Effective June 20, 2026, Koti Meka resigned as Chief Financial Officer, and effective June 21, 2026, Jie (Jay) Sheng was appointed as Chief Financial Officer. The composition of the audit committee also changed during the quarter, including the appointment of a new chair. Because the Chief Financial Officer and the audit committee have significant roles in the Company’s internal control over financial reporting, these changes are reasonably likely to affect its internal control over financial reporting. These changes did not remediate the material weaknesses described above, which continued to exist as of June 30, 2026.

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 27, 2025, our Chief Executive Officer, Jiawei (Jerry) Wang, received a “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC” ). Subsequently, on June 30, 2025, Mr. YT Jia, who has been appointed as our Chief Advisor, also received a Wells Notice from the SEC.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the heading “Risk Factors.” The following risk factors should be read together with those previously disclosed risk factors. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems immaterial, may also materially and adversely affect its business, financial condition, and results of operations.

A substantial portion of our capital is committed to an investment in Faraday Future Intelligent Electric Inc., which is also our majority stockholder and which we hold indirectly, exposing us to concentration and counterparty risk.

We have committed a substantial portion of our capital to an investment in the securities of Faraday Future Intelligent Electric Inc. (“FFAI”), which is also our Lead Investor and controls significant board and operational appointments. We hold this investment indirectly through a third party, Gold King Arthur Holding Limited (“GKA”), which we have entrusted to purchase, hold, and dispose of FFAI securities on our behalf under an Entrusted Investment Agreement. As a result, our financial condition and results of operations are materially dependent on a single investee that is also our controlling Lead Investor, and we do not hold the invested securities directly.

Because we hold this investment through GKA rather than directly, we depend on GKA’s performance under the Entrusted Investment Agreement and do not hold a direct security interest in the underlying FFAI securities. If GKA or FFAI fails to perform, or if the value of the FFAI securities declines, we may be unable to recover our investment, which could have a material adverse effect on our business, financial condition, and results of operations.

Our recently launched RoboShare platform is new and unproven, and may not achieve market adoption or generate revenue.

In June 2026, we launched RoboShare, a platform for on-demand robot rentals, as part of our embodied AI and robot ecosystem strategy. This offering is newly introduced and has not yet generated material revenue or established a user base. Its success depends on market adoption, technological performance, and evolving regulatory conditions, none of which can be assured. If RoboShare does not achieve sufficient adoption, or if its development or operation encounters technical, commercial, or regulatory obstacles, our ability to generate revenue from it may be materially impaired, which could adversely affect our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

August 7, 2026	AIXCRYPTO HOLDINGS, INC.

By:	/s/ Jie Sheng
Name	Jie Sheng
Title:	President and Chief Financial Officer and (Principal Financial and Accounting Officer)

By:	/s/ Jerry Wang
Name	Jerry Wang
Title:	Chief Executive Officer (Principal Executive Officer)

